Form 10-Q
period 2019-06-30
B. Riley Principal Merger Corp.
filed 2019-08-13
CIK 1759824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	BRPM.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	BRPM	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock	BRPM.WS	New York Stock Exchange

As of August 10, 2019, there were 14,837,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,593,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal Merger Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$1,001,050	$49,658
Prepaid expenses	165,566	—
Total current assets	1,166,616	49,658
Deferred offering costs	—	162,500
Cash held in Trust Account	144,610,199	—
Total assets	$145,776,815	$212,158

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$58,095	$162,500
Payable to related party	39,641	8,279
Income taxes payable	156,100	—
Note payable - related party	—	50,000
Total liabilities	253,836	220,779

Class A common stock subject to possible redemption; 13,988,107 shares (at redemption value of approximately $10.05 per share) at June 30, 2019	140,522,970	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 849,393 shares issued and outstanding (excluding 13,988,107 subject to redemption)	85	—
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 3,593,750 issued and outstanding	359	359
Additional paid-in capital	4,422,222	—
Retained earnings (deficit)	577,343	(8,980)
Total stockholders’ equity (deficit)	5,000,009	(8,621)
Total liabilities and stockholders’ equity (deficit)	$145,776,815	$212,158

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating costs	$117,403	$—	$118,424	$—
Loss from operations	(117,403)	—	(118,424)	—

Other income:
Interest income	860,847	—	860,847	—

Income (loss) before provision for income taxes	743,444	—	742,423	—
Provision for income taxes	(156,100)	—	(156,100)	(800)

Net income (loss)	$587,344	$—	$586,323	$(800)

Weighted average shares outstanding, basic and diluted (1)	4,273,447	3,125,000	3,702,396	3,125,000

Basic and diluted loss per common share (2)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of up to 13,988,107 shares subject to reemption at June 30, 2019.
(2)	Loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $642,963 and $642,525 for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Changes in Stockholder’s Equity (Deficit)

(Unaudited)

Three months ended June 30, 2019 and 2018
							Total
					Additional	Retained	Stockholders’
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, April 1, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)
Net income for the three months ended June 30, 2018	—	—	—	—	—	—	—
Balance, June 30, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)

Balance, April 1, 2019	—	$—	3,593,750	$359	$—	$(10,001)	$(9,642)
Class A common stock issued net of offering costs of $3,429,723	14,375,000	1,438			140,318,839		140,320,277
Private Placement of Class A common stock issued	462,500	46			4,624,954		4,625,000
Common stock subect to possible redemption	(13,988,107)	(1,399)			(140,521,571)		(140,522,970)
Net income for the three months ended June 30, 2019	—	—	—	—	—	587,344	587,344
Balance, June 30, 2019	849,393	$85	3,593,750	$359	$4,422,222	$577,343	$5,000,009

Six months ended June 30, 2019 and 2018
							Total
					Additional	Retained	Stockholderss
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, January 1, 2018	—	$—	3,593,750	$359	$—	$(7,838)	$(7,479)
Net loss for the six months ended June 30, 2018	—	—	—	—	—	(800)	(800)
Balance, June 30, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)

Balance, January 1, 2019	—	$—	3,593,750	$359	$—	$(8,980)	$(8,621)
Class A common stock issued net of offering costs of $3,429,723	14,375,000	1,438			140,318,839		140,320,277
Private Placement of Class A common stock issued	462,500	46			4,624,954		4,625,000
Common stock subect to possible redemption	(13,988,107)	(1,399)			(140,521,571)		(140,522,970)
Net income for the six months ended June 30, 2019	—	—	—	—	—	586,323	586,323
Balance, June 30, 2019	849,393	$85	3,593,750	$359	$4,422,222	$577,343	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$586,323	$(0)
Interest earned on investments held in Trust Account	(860,199)
Change in operating assets and liabilities:
Prepaid expenses	(165,566)	—
Accounts payable	58,095	—
Payable to related party	31,362	—
Income taxes payable	156,100	800
Net cash used in operating activities	(193,885)	800
Cash flows from investing activities:
Proceeds deposited in Trust Account	(143,750,000)	—
Net cash used in investing activities	(143,750,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	19,750	—
Repayment of note payable - related party	(69,750)	—
Proceeds from sale of Units in Public Offering	143,750,000	—
Proceeds from sale of Units in Private Placement	4,625,000	—
Payment of underwriting discounts	(2,875,000)	—
Payment of offering costs	(554,723)	—
Net cash provided by financing activities	144,895,277	—
Increase in cash	951,392	800
Cash, beginning of year	49,658	—
Cash, end of period	$1,001,050	$800

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$800

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

All activity of the Company includes the activity of GA International as if GA International, which was owned by the Company from inception and activity related to the initial public offering on April 11, 2019 (the “Public Offering”) described below and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below).

Public Offering

The Company completed the sale of 12,500,000 Units at an offering price of $10.00 per unit through the Public Offering. B. Riley Principal Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company, was incorporated on October 11, 2018 as a wholly owned indirect subsidiary of B. Riley Financial. The Sponsor subscribed to purchase an aggregate of 425,000 Units at a price of $10.00 per unit (the “Private Placement Unit”) in a private placement that closed on April 11, 2019 simultaneously with the Public Offering. The sale of the 12,500,000 Units generated gross proceeds of $125,000,000, less underwriting commissions of $2,500,000 (2% of gross proceeds) and other offering costs of $554,723. The Private Placement Units generated $4,250,000 of proceeds.

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

The Company granted the underwriters a 45-day option to purchase on a pro rata basis up to 1,875,000 additional units at the initial public offering price less the underwriting discounts and commissions. On April 12, 2019, the Company consummated the closing of the sale of 1,875,000 additional units (“Overallotment Units”) upon receiving notice of the underwriters’ election to exercise their overallotment option, generating additional gross proceeds of $18,750,000 and incurring additional offering costs of $375,000 (2% of gross proceeds) in underwriting fees. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 37,500 Private Placement Units to the Sponsor, generating gross proceeds of $375,000. In addition, as a result of the underwriters’ election to exercise their overallotment option the Founder Shares, as defined in Note 3, were no longer forfeitable.

Note Payable - Related Party

On November 16, 2018, the Sponsor agreed to loan the Company up to $300,000 (see Note 3) to support the Company’s initial formation and operations. At December 31, 2018, $50,000 was outstanding on the loan and such loan was repaid using proceeds from the Public Offering on April 12, 2019.

The Trust Account

Upon completion of the Public Offering and issuance of the Overallotment Units, $143,750,000 of proceeds were deposited in the Trust Account to be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. The balance in the Trust Account at June 30, 2019 was $144,610,199.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on April 9, 2019, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on April 17, 2019.

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

Income (Loss) Per Common Share

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 7,418,750 shares of Class A common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Reconciliation of Income (Loss) Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$587,344	$—	$586,323	$(800)
Less: Income attributable to common stock subject to possible redemption	(642,963)	—	(642,525)	—

Adjusted net loss	$(55,619)	$—	$(56,202)	$(800)

Weighted average shares outstanding, basic and diluted	4,273,447	3,125,000	3,702,396	3,125,000

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Class A Common Stock Subject To Possible Redemption

At discussed in Note 1, all of the 14,375,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, “Distinguishing Liabilities From Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primary due to their short- term nature.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $162,500 as of December 31, 2018, consisted principally of costs incurred in connection with preparation for the Public Offering. The total offering costs incurred by the Company in connection with the Public Offering was $554,723. These costs and the underwriter discount, of $2,875,000, were charged to capital upon completion of the Public Offering.

Income Taxes

The Company is currently taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings. For periods prior to April 11, 2019, the date of the Public Offering, the Company was included in the consolidated tax return of B. Riley Financial (the “Parent”). During this period, the Company calculated its tax liability and provision for income taxes by using a “separate return” method. Under this method the Company was assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent.

Following changes in ownership on April 11, 2019, the Company deconsolidated from the Parent for tax purposes. Beginning April 11, 2019, the Company files separate corporate federal and state and local income tax returns.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the three and six months ended June 30, 2019, the Company recorded income tax expense of $156,100, primarily related to interest income earned on the Trust Account.

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Fees

Commencing on the date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 a month for office space, utilities and secretarial and administrative support. During the three and six months ended June 30, 2019, the Company was charged a total of $26,333 by the Sponsor. Upon completion of the Company’s Initial Business Combination or liquidation, the Company will cease paying these monthly fees.

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

Note Payable - Related Party

On November 16, 2018, the Sponsor agreed to loan the Company up to $300,000 to support the Company’s initial formation and operations. At December 31, 2018, $50,000 was outstanding, respectively, on the loan. Additional borrowings prior to the Public Offering increased the note payable balance to $67,950 and the Company repaid the entire note payable using proceeds from the Public Offering on April 12, 2019.

Payable to Related Party

The Company also had an amount payable to Great American of $13,308 and $8,279 at June 30, 2019 and December 31, 2018, respectively. These amounts primarily reflect expenses relating to income taxes and formation expenses that were paid on behalf of the Company by Great American. The Company also has a payable to the Sponsor in the amount of $26,333 at June 30, 2019 as previously discussed above.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. At June 30, 2019 and December 31, 2018, there were 3,593,750 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

NOTE 5 — FAIR VALUE INSTRUMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

There were no assets measure on a recurring basis at fair value at December 31, 2018. At June 30, 2018, there were marketable securities in the amount our $144,610,199 with a fair value hierarchy of Level 1 that was used at valuation inputs by the Company to determine such fair value.

NOTE 6 — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

At June 30, 2019, we had cash of $1,001,050 and current liabilities of $253,836. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2019, we had net income of $587,344. Our income for three months ended June 30, 2019, solely consisted of interest income earned. There was no income or expenses during the three months ended June 30, 2018. Our business activities from inception to April 11, 2019 consisted primarily of our formation and completion of our Public Offering, and since the offering on April 11, 2019, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

For the six months ended June 30, 2019 and 2018, we had net income of $586,323 and a net loss of $800, respectively. Our income for six months ended June 30, 2019, solely consisted of interest income earned. Our net loss for the six months ended June 30, 2018 consisted solely of income taxes. Our business activities from inception to April 11, 2019 consisted primarily of our formation and completion of our Public Offering, and since the offering on April 11, 2019, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

At June 30, 2019 we had cash of $1,001,050 and working capital of $1,112,880. The working capital of $1,112,880 excludes income taxes payable of $156,100 and Delaware franchise taxes payable of $44,000 (which is included in accounts payable at June 30, 2019) as income taxes and franchise taxes are paid from the Trust account from interest income earned.

We completed the sale of 12,500,000 units at an offering price of $10.00 per unit in the Public Offering. The Sponsor subscribed to purchase an aggregate of 425,000 units at a price of $10.00 per Private Placement Unit in a private placement that closed on April 11, 2019 simultaneously with the Public Offering. The sale of the 12,500,000 Units generated gross proceeds of $125,000,000, less underwriting commissions of $2,500,000 (2% of gross proceeds) and other offering costs of $554,723. The Private Placement Units generated $4,250,000 of proceeds.

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

We granted the underwriters a 45-day option to purchase on a pro rata basis up to 1,875,000 additional units at the initial public offering price less the underwriting discounts and commissions. On April 12, 2019, we consummated the closing of the sale of 1,875,000 additional units upon receiving notice of the underwriters’ election to exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $18,750,000 and incurred additional offering costs of $375,000 (2% of gross proceeds) in underwriting fees. Simultaneously with the exercise of the overallotment, we consummated the Private Placement of an additional 37,500 Private Placement Units to the Sponsor, generating gross proceeds of $375,000. In addition, as a result of the underwriters’ election to exercise their overallotment option the Founder Shares are no longer forfeitable.

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

We do not believe we will need to raise additional funds other than the funds raised in the Public Offering and the exercise of the Overallotment Units in April 2019 in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).

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

Contractual Obligations

At June 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 8, 2019, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The weighted average used by the Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. At June 30, 2019, the Company had outstanding warrants to purchase up to 7,418,750 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted income per share of common stock since the exercise of the warrant is contingent upon the occurrence of future events. At June 30, 2019 and December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Redeemable Shares of Class A Common Stock

All of the 14,375,000 shares of Class A common stock sold as part of the Units in the Public Offering and in connection with the overallotment contain a redemption feature. In accordance with FASB ASC 480, “Distinguishing Liabilities From Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

We paid a total of $2,875,000 in underwriting discounts and commissions and $554,723 for other costs and expenses related to the Public Offering. B. Riley FBR, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $148,375,000, of which $143,750,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $67,950 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

B. Riley Principal Merger Corp.

Date: August 13, 2019	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Financial Officer
(Principal Financial Officer)