Form 10-Q
period 2019-09-30
B. Riley Principal Merger Corp.
filed 2019-11-12
CIK 1759824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 14,837,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,593,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal Merger Corp.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$983,342	$49,658
Prepaid expenses	149,082	—
Total current assets	1,132,424	49,658
Deferred offering costs	—	162,500
Cash held in Trust Account	145,401,525	—
Total assets	$146,533,949	$212,158

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$279,530	$162,500
Payable to related party	69,641	8,279
Income taxes payable	280,000	—
Note payable - related party	—	50,000
Total liabilities	629,171	220,779

Class A common stock subject to possible redemption; 13,966,399 shares (at redemption value of approximately $10.09 per share)	140,904,769	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 871,101 shares issued and outstanding (excluding 13,966,399 subject to redemption)	87	—
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 3,593,750 issued and outstanding	359	359
Additional paid-in capital	3,955,421	—
Retained earnings (deficit)	1,044,142	(8,980)
Total stockholders’ equity (deficit)	5,000,009	(8,621)
Total liabilities and stockholders’ equity (deficit)	$146,533,949	$212,158

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating costs	$202,634	$—	$321,058	$—
Loss from operations	(202,634)	—	(321,058)	—

Other income:
Interest income	793,333	—	1,654,180	—

Income (loss) before provision for income taxes	590,699	—	1,333,122	—
Provision for income taxes	(123,900)	—	(280,000)	(800)

Net income (loss)	$466,799	$—	$1,053,122	$(800)

Weighted average shares outstanding, basic and diluted (1)	4,443,143	3,125,000	3,952,025	3,125,000

Basic and diluted loss per common share (2)	$(0.03)	$(0.00)	$(0.05)	$(0.00)

(1)	Excludes an aggregate of 13,966,399 shares of common stock subject to possible redemption at September 30, 2019.
(2)	Loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $601,267 and $1,243,792 for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Changes in Stockholder’s Equity (Deficit)

(Unaudited)

Three months ended September 30, 2019 and 2018
							Total
					Additional	Retained	Stockholders’
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, July 1, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)
Net income for the three months ended September 30, 2018	—	—	—	—	—	—	—
Balance, September 30, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)

Balance, July 1, 2019	849,393	$85	3,593,750	$359	$4,422,222	$577,343	$5,000,009
Offering costs in connection with Class A common stock					(85,000)		(85,000)
Common stock subect to possible redemption	21,707	2			(381,801)		(381,799)
Net income for the three months ended September 30, 2019	—	—	—	—	—	466,799	466,799
Balance, September 30, 2019	871,100	$87	3,593,750	$359	$3,955,421	$1,044,142	$5,000,009

Nine months ended September 30, 2019 and 2018
							Total
					Additional	Retained	Stockholders’
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, January 1, 2018	—	$—	3,593,750	$359	$—	$(7,838)	$(7,479)
Net loss for the nine months ended September 30, 2018	—	—	—	—	—	(800)	(800)
Balance, September 30, 2018	—	$—	3,593,750	$359	$—	$(8,638)	$(8,279)

Balance, January 1, 2019	—	$—	3,593,750	$359	$—	$(8,980)	$(8,621)
Class A common stock issued net of offering costs of $3,534,723	14,375,000	1,438			140,233,839		140,235,277
Private Placement of Class A common stock issued	462,500	46			4,624,954		4,625,000
Common stock subect to possible redemption	(13,966,400)	(1,397)			(140,903,372)		(140,904,769)
Net income for the nine months ended September 30, 2019	—	—	—	—	—	1,053,122	1,053,122
Balance, September 30, 2019	871,100	$87	3,593,750	$359	$3,955,421	$1,044,142	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,053,122	$—
Interest earned on investments held in Trust Account	(1,651,525)
Change in operating assets and liabilities:
Prepaid expenses	(149,082)	—
Accounts payable	279,530	—
Payable to related party	61,362	—
Income taxes payable	280,000	800
Net cash (used in) provided by operating activities	(126,593)	800
Cash flows from investing activities:
Proceeds deposited in Trust Account	(143,750,000)	—
Net cash used in investing activities	(143,750,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	19,750	—
Repayment of note payable - related party	(69,750)	—
Proceeds from sale of Units in Public Offering	143,750,000	—
Proceeds from sale of Units in Private Placement	4,625,000	—
Payment of underwriting discounts	(2,875,000)	—
Payment of offering costs	(639,723)	—
Net cash provided by financing activities	144,810,277	—
Increase in cash	933,684	800
Cash, beginning of year	49,658	—
Cash, end of period	$983,342	$800

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$800

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

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

Public Offering

The Company completed the sale of 12,500,000 Units at an offering price of $10.00 per unit through the Public Offering. B. Riley Principal Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company, was incorporated on October 11, 2018 as a wholly owned indirect subsidiary of B. Riley Financial. The Sponsor subscribed to purchase an aggregate of 425,000 Units at a price of $10.00 per unit (the “Private Placement Unit”) in a private placement that closed on April 11, 2019 simultaneously with the Public Offering. The sale of the 12,500,000 Units generated gross proceeds of $125,000,000, less underwriting commissions of $2,500,000 (2% of gross proceeds) and other offering costs of $639,723. The Private Placement Units generated $4,250,000 of proceeds.

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

The Trust Account

Upon completion of the Public Offering and issuance of the Overallotment Units, $143,750,000 of proceeds were deposited in the Trust Account to be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00 per share. The balance in the Trust Account at September 30, 2019 was $145,401,525.

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

NYSE Notification

On August 20, 2019, the Company received a written notice (the “Notice”) from the staff of the NYSE Regulation division of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public stockholders on a continuous basis.

In accordance with Sections 801 and 802 of the Manual, the Company had a period of 45 days to respond with a business plan that demonstrates how the Company expects to return to compliance with the minimum public stockholder requirement within 18 months of receipt of the Notice. The Company anticipates that it will satisfy this listing requirement within such time period once it consummates the Initial Business Combination.

The Company has submitted a business plan to return to compliance with the minimum public stockholder requirement within the required timeframe. The Listings Operations Committee (the “Committee”) of the NYSE is reviewing the business plan. If the Committee accepts the business plan, the Company’s securities will remain listed on the NYSE and will be subject to quarterly monitoring for compliance with such plan. If the Committee does not accept the business plan, the Company will be subject to suspension and delisting procedures.

The Company’s Class A common stock, warrants and units, which trade under the symbols “BRPM,” “BRPM WS” and “BRPM.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on April 9, 2019, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on April 17, 2019.

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

Income (Loss) Per Common Share

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 7,418,750 shares of Class A common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Reconciliation of Income (Loss) Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$466,799	$—	$1,053,122	$(800)
Less: Income attributable to common stock subject to possible redemption	(601,267)	—	(1,243,792)	—

Adjusted net loss	$(134,468)	$—	$(190,670)	$(800)

Weighted average shares outstanding, basic and diluted	4,443,143	3,125,000	3,952,025	3,125,000

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.05)	$(0.00)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $162,500 as of December 31, 2018, consisted principally of costs incurred in connection with preparation for the Public Offering. The total offering costs incurred by the Company in connection with the Public Offering was $639,723. These costs and the underwriter discount, of $2,875,000, were charged to capital upon completion of the Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $123,900 and $280,000, respectively, primarily related to interest income earned on the Trust Account.

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, upon the completion of the merger of GA International Services Corp. and the Company, 3,593,750 shares of Class B common stock (the “Founder Shares”) were issued to Great American in exchange for all of the common stock of GA International Services Corp. The financial statement reflects the issuance of these shares retroactively for all periods presented. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the units sold in the Public Offering. The Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering.

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

Administrative Fees

Commencing on the date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 a month for office space, utilities and secretarial and administrative support. During the three and nine months ended September 30, 2019, the Company was charged a total of $30,000 and $56,333, respectively, by the Sponsor. These amounts are included in amounts payable to related party at September 30, 2019. Upon completion of the Company’s Initial Business Combination or liquidation, the Company will cease paying these monthly fees.

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

Payable to Related Party

The Company also had an amount payable to Great American of $13,308 and $8,279 at September 30, 2019 and December 31, 2018, respectively. These amounts primarily reflect expenses relating to income taxes and formation expenses that were paid on behalf of the Company by Great American. The Company also has a payable to the Sponsor in the amount of $56,333 at September 30, 2019 as previously discussed above.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. At September 30, 2019 and December 31, 2018, there were 3,593,750 shares of Class B common stock issued and outstanding. At September 30, 2019, there were 14,837,500 shares of Class A common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

There were no assets measure on a recurring basis at fair value at December 31, 2018. At September 30, 2019, there were marketable securities in the amount our $145,401,525 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

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

At September 30, 2019, we had cash of $983,342 and current liabilities of $629,171. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2019, we had net income of $466,799. Our income for three months ended September 30, 2019, solely consisted of interest income earned. There was no income or expenses during the three months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we had net income of $1,053,122 and a net loss of $800, respectively. Our income for nine months ended September 30, 2019, solely consisted of interest income earned. Our net loss for the nine months ended September 30, 2018 consisted solely of income taxes.

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

At September 30, 2019 we had cash of $983,342 and working capital of $877,703. The working capital of $877,703 excludes income taxes payable of $280,000 and Delaware franchise taxes payable of $94,450 (which is included in accounts payable at September 30, 2019) as income taxes and franchise taxes are paid from the Trust account from interest income earned.

We completed the sale of 12,500,000 units at an offering price of $10.00 per unit in the Public Offering. The Sponsor subscribed to purchase an aggregate of 425,000 units at a price of $10.00 per Private Placement Unit in a private placement that closed on April 11, 2019 simultaneously with the Public Offering. The sale of the 12,500,000 Units generated gross proceeds of $125,000,000, less underwriting commissions of $2,500,000 (2% of gross proceeds) and other offering costs of $639,723. The Private Placement Units generated $4,250,000 of proceeds.

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

Contractual Obligations

At September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 8, 2019, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2019, the Company had outstanding warrants to purchase up to 7,418,750 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted income per share of common stock since the exercise of the warrant is contingent upon the occurrence of future events. At September 30, 2019 and December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

We paid a total of $2,875,000 in underwriting discounts and commissions and $639,723 for other costs and expenses related to the Public Offering. B. Riley FBR, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $148,375,000, of which $143,750,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $67,950 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

B. Riley Principal Merger Corp.

Date: November 12, 2019	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Financial Officer
(Principal Financial Officer)