Form 10-K
period 2019-12-31
ALTA EQUIPMENT GROUP INC.
filed 2020-03-25
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38864

Alta Equipment Group Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2583782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13211 Merriman Road
Livonia, Michigan	48150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 449-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The New York Stock Exchange
Warrants to purchase Common Stock	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, was approximately $140.2 million based upon the closing sale price of our common stock of $9.75 on that date. As of March 23, 2020, there were 29,511,359 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

On February 14, 2020 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2019, the fiscal year to which this Annual Report on Form 10-K relates, Alta Equipment Group Inc. (f/k/a B. Riley Principal Merger Corp.), a Delaware corporation (the “Company”), consummated its previously announced business combination (as defined below), pursuant to which the Company acquired Alta Equipment Holdings, Inc. (“Alta”) (such acquisition is referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between the Company, BR Canyon Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Alta and Ryan Greenawalt, Merger Sub merged with and into Alta, with Alta surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from B. Riley Principal Merger Corp. to Alta Equipment Group Inc. (the “Merger”).

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

●	the benefits of the business combination;

●	the future financial performance of the post-combination company following the business combination;

●	changes in the market for our products;

●	expansion plans and opportunities; and

●	other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the risk that the business combination disrupts current plans and operations;

●	the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	costs related to the business combination;

●	changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties described under the section of this Annual Report on Form 10-K entitled “Risk Factors” and our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART I

References in this report to “the Company,” “we,” “us” and “our” refer to Alta Equipment Group Inc., a Delaware corporation. References to “BRPM” refer to the registrant prior to the Closing. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to B. Riley Principal Sponsor Co., LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

The Company was formed as a blank check company incorporated on October 30, 2018 as a Delaware corporation whose business purpose was to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). On November 14, 2018, GA International Services Corp. (“GA International”), a California corporation, owned by Great American Group, LLC (“Great American”), a wholly owned subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”) merged into BRPM. GA International operated as GA International Services, LLC, a former California limited liability company, from the date of its incorporation on October 9, 2012 through November 5, 2018, the date it was converted from a limited liability company to a California corporation. All of the membership interests in GA International Services, LLC were issued to Great American in 2012. Based on its business activities, BRPM was a “shell company” as defined under the Exchange Act because it had no operations and nominal assets consisting almost entirely of cash. Until the consummation of the business combination, the Company did not engage in any operations nor generated any revenue.

On April 11, 2019, the Company consummated its initial public offering (the “initial public offering” or “IPO”) of 14,375,000 units (the “units”), including the issuance of 1,875,000 units as a result of the underwriters’ exercise of their over-allotment option. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant entitled the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $143.75 million. In connection with our initial formation in 2012, a wholly-owned subsidiary of B. Riley Financial which is the parent of our Sponsor was issued all of our outstanding equity. Prior to the consummation of the initial public offering, in November 2018, we conducted a 1:3,593,750 stock split and reclassification of our common stock, resulting in our sole stockholder owning 3,593,750 shares of our Class B common stock (the “founder shares”). On March 12, 2019, 20,000 founder shares were transferred to each of Patrick J. Bartels, Jr., James L. Kempner, Timothy M. Presutti and Robert Suss, then our independent directors, at their par value, and on April 4, 2019, the remaining 3,513,750 founder shares were contributed to our Sponsor. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As such, prior to the business combination, our initial stockholders collectively owned founder shares representing 20% of our issued and outstanding shares, excluding the private placement shares underlying the private placement units. Up to 468,750 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders would maintain ownership of founder shares representing 20% of our common stock after the IPO excluding the private placement shares underlying the private placement units. As the underwriters exercised their over-allotment option in full, such shares are no longer subject to forfeiture.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 462,500 private placement units (“private placement units”), including the issuance of 37,500 private placement units as a result of the underwriter’s exercise of their over-allotment option, each exercisable to purchase one share of Class A common stock and one-half of one redeemable warrant at $11.50 per share, to the Sponsor at a price of $10.00 per private placement unit, generating gross proceeds of approximately $4.625 million.

Upon the closing of the initial public offering (including the over-allotment) and the private placement on April 11, 2019, approximately $143,750,000 from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

On February 14, 2020, the Company consummated the business combination (as defined below), pursuant to which the Company acquired Alta Equipment Holdings, Inc. (“Alta”) (the acquisition is referred to herein as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between the Company, BR Canyon Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Alta and Ryan Greenawalt, Merger Sub merged with and into Alta, with Alta surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from B. Riley Principal Merger Corp. to Alta Equipment Group Inc. (the “Merger”).

In connection with the business combination, 1,049,036 shares of Class A common stock were redeemed at a per share price of approximately $10.14 on February 14, 2020. Upon the Closing, the Company had 29,511,359 shares of common stock outstanding.

Further information regarding the business combination and the Company is set forth in (i) the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 23, 2020 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020.

Except as otherwise expressly provided below, this report does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 31, 2019 and prior to the business combination, BRPM had two executive officers. These individuals were not obligated to devote any specific number of hours to our matters but they intended to devote as much of their time as they deemed necessary to our affairs until we completed an initial business combination. BRPM had no full-time employees prior to the completion of the business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Transition Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to the Company’s Business and Industry

The Company’s business could be adversely affected by declines in construction and industrial activities, or a downturn in the economy in general, which could lead to decreased demand for equipment, depressed equipment rental rates and lower sales prices, resulting in a decline in the Company’s revenues, gross margins and operating results.

The Company’s equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activities, or the economy in general, may lead to a decrease in the demand for equipment or depress rental rates and the sales prices for the Company’s equipment. the Company’s business may also be negatively impacted, either temporarily or long-term, by:

●	a reduction in spending levels by customers;

●	unfavorable credit markets affecting end-user access to capital;

●	adverse changes in federal, state and local government infrastructure spending;

●	an increase in the cost of construction materials;

●	adverse weather conditions or natural disasters which may affect a particular region;

●	a prolonged shutdown of the U.S. government;

●	an increase in interest rates; or

●	terrorism or hostilities involving the United States.

Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s customers’ ability to access capital and could adversely affect the Company’s access to liquidity needed for business in the future. Additionally, unfavorable market conditions may depress demand for the Company’s products and services or make it difficult for the Company’s customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of the Company’s customers to be unable to meet their payment obligations to the Company, increasing delinquencies and credit losses. If the Company is unable to manage credit risk or customer risk adequately, the Company’s credit losses could increase above historical levels and the Company’s operating results would be adversely affected. the Company’s suppliers may also be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact the Company’s business, financial position, results of operations and cash flows.

The Company’s inability to forecast trends accurately may adversely impact the Company’s business and financial condition.

An economic downturn or economic uncertainty makes it difficult for the Company to forecast trends, which may have an adverse impact on the Company’s business and financial condition. Uncertainty regarding future equipment product demand could cause the Company to maintain excess equipment inventory and increase the Company’s equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for the Company’s products and a loss of market shares.

The Company’s substantial indebtedness could adversely affect the Company’s financial condition.

The Company has, and will continue to have, a significant amount of indebtedness outstanding. The Company’s indebtedness may result in important consequences, such as:

●	increasing the Company’s vulnerability to general adverse economic, industry and competitive conditions;

●	requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates;

●	placing the Company at a competitive disadvantage compared to its competitors that have less debt; and

●	limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

The Company expects to use cash flow from operations and borrowings under its credit facilities to meet its current and future financial obligations, including funding its operations, debt service and capital expenditures. The Company’s ability to make these payments depends on the Company’s future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. The Company’s business may not generate sufficient cash flow from operations in the future, which could result in the Company’s being unable to repay indebtedness, or to fund other liquidity needs. If the Company does not have enough capital, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the Company’s current and future credit arrangements may limit the Company’s ability to pursue any of these alternatives.

The Company may not be able to generate sufficient cash to service all of the Company’s indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

The Company’s ability to make scheduled debt payments depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond the Company’s control. The Company cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit it to pay scheduled payments of principal and interest on the Company’s indebtedness. In the absence of adequate operating performance, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Company may not be able to consummate those dispositions, and any proceeds it does receive from a disposition may not be adequate to meet any debt service obligations then due.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance its indebtedness.

The agreements governing credit facilities restrict the Company’s business and its ability to engage in certain corporate and financial transactions.

The agreements governing the credit facilities contain certain covenants that, among other things, restrict or limit the Company’s and its restricted subsidiaries’ ability to:

●	incur more debt;

●	pay dividends and make distributions;

●	make investments;

●	repurchase stock;

●	create liens;

●	enter into transactions with affiliates;

●	enter into sale and lease-back transactions;

●	merge or consolidate; and

●	transfer and sell assets.

Events beyond the Company’s control can affect its ability to meet these financial conditions tests and to comply with other provisions governing the Company’s credit facilities. The Company’s failure to comply with obligations under the agreements may result in an event of default. A default, if not cured or waived, may permit acceleration of this indebtedness and the Company’s other indebtedness. The Company may not be able to remedy these defaults. If the Company’s indebtedness is accelerated, it may not have sufficient funds available to pay the accelerated indebtedness and may not have the ability to refinance the accelerated indebtedness on terms favorable to the Company or at all.

The Company’s business could be hurt if it is unable to obtain additional capital as required, resulting in a decrease in the Company’s revenues and profitability. In addition, the Company’s inability to refinance its indebtedness on favorable terms, or at all, could materially and adversely affect the Company’s liquidity and its ongoing results of operations.

The cash that the Company generates from its business, together with cash that it may borrow, if credit is available, may not be sufficient to fund the Company’s capital requirements. The Company may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that the Company incurs will make it more vulnerable to economic downturns and limit the Company’s ability to withstand competitive pressures. Moreover, the Company may not be able to obtain additional capital on acceptable terms, if at all. If it is unable to obtain sufficient additional financing in the future, the Company’s business could be adversely affected by reducing its ability to increase revenues and profitability.

In addition, the Company’s ability to refinance indebtedness will depend in part on the Company’s operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond the Company’s control. In addition, prevailing interest rates or other factors at the time of refinancing could increase the Company’s interest expense. A refinancing of the Company’s indebtedness could also require it to comply with more onerous covenants and further restrict the Company’s business operations. the Company’s inability to refinance the Company’s indebtedness or to do so upon attractive terms could materially and adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows, and make it vulnerable to adverse industry and general economic conditions.

The Company’s revenue and operating results may fluctuate, which could result in a decline in the Company’s profitability and make it more difficult for the Company to grow its business.

The Company’s revenue and operating results may vary from quarter to quarter any by season. Periods of decline could result in an overall decline in profitability and make it more difficult for the Company to make payments on its indebtedness and grow the Company’s business. We expect the Company’s quarterly results to fluctuate in the future due to a number of factors, including:

●	general economic conditions in the markets where we operate;

●	the cyclical nature of the Company’s customers’ business, particularly the Company’s construction customers;

●	seasonal sales and rental patterns of the Company’s construction customers;

●	changes in the size of the Company’s rental fleet and/or in the rate at which it sells its used equipment from the fleet;

●	changes in corporate spending or changes in government spending for infrastructure projects;

●	changes in interest rates and related changes in the Company’s interest expense and the Company’s debt service obligations;

●	the effectiveness of integrating acquired businesses and new start-up locations; and

●	timing of acquisitions and new location openings and related costs.

In addition, the Company incurs various costs when integrating newly acquired businesses or opening new start-up locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.

The Company may not be able to identify or complete transactions with attractive acquisition candidates. Future acquisitions may result in significant transaction expenses and the Company may involve significant costs. The Company may experience integration and consolidation risks associated with future acquisitions.

An important element of the Company’s growth strategy is to selectively pursue on an opportunistic basis acquisitions of additional businesses, in particular rental companies that complement the Company’s existing business and footprint. The success of this element of the Company’s growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into the Company’s own, including with respect to financial reporting and regulatory matters. The Company cannot assure you that it will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives.

The Company may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses the Company acquire could have a material adverse effect on the Company’s business, financial condition or results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business. Among other things, these integration risks could include:

●	the loss of key employees;

●	the disruption of operations and business;

●	the retention of the existing clients and the retention or transition of customers and vendors;

●	the integration of corporate cultures and maintenance of employee morale;

●	inability to maintain and increase competitive presence;

●	customer loss and revenue loss;

●	possible inconsistencies in standards, control procedures and policies;

●	problems with the assimilation of new operations, sites or personnel, which could divert resources from the Company’s regular operations;

●	integration of financial reporting and regulatory reporting functions; and/or

●	potential unknown liabilities.

In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which the Company can successfully acquire or integrate new businesses, which could limit the Company’s revenues and profitability.

The Company is subject to competition, which may have a material adverse effect on the Company’s business by reducing the Company’s ability to increase or maintain revenues or profitability.

The equipment rental and retail distribution industries are highly competitive and the equipment rental industry is highly fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors have significantly greater financial, marketing and other resources than the Company does, and may be able to reduce rental rates or sales prices. The Company may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to facilitate its growth strategy by identifying and opening start-up locations, which could limit the Company’s revenues and profitability.

An element of the Company’s growth strategy is to selectively identify and implement start-up locations in order to add new customers. The success of this element of the Company’s growth strategy depends, in part, on identifying strategic start-up locations. The Company cannot be sure that it will be able to identify attractive start-up locations, and opening start-up locations may involve significant costs and limit the Company’s ability to expand its operations.

The Company may not have sufficient management, financial and other resources to successfully operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations that the Company opens in the future could have a material adverse effect on the Company’s business, financial condition or results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business.

The Company purchases a significant amount of its equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have a material adverse effect on the Company’s business, as it may be unable to obtain adequate or timely rental and sales equipment.

The Company purchases most of its rental and sales equipment from leading, nationally-known original equipment manufacturers. Approximately 57% of the Company’s rental and sales equipment is purchased from four major manufacturers (Yale, Hyster, Volvo, and JCB). Although the Company believes that it has alternative sources of supply for the rental and sales equipment it purchases in each of its core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have a material adverse effect on the Company’s business, financial condition or results of operations if it were unable to obtain adequate or timely rental and sales equipment.

The Company’s suppliers of new equipment may appoint additional distributors, sell directly or unilaterally terminate the Company’s distribution agreements, which could have a material adverse effect on the Company’s business due to a reduction of, or inability to increase, the Company’s revenues.

The Company is a distributor of new equipment and parts supplied by leading, nationally-known suppliers. Under the Company’s distribution agreements with these suppliers, manufacturers generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. The Company has distribution agreements with the Company’s equipment suppliers, it operates under the Company’s established course of dealing with the suppliers and is subject to applicable state laws regarding such relationships. In most instances, the suppliers may appoint additional distributors, elect to sell to customers directly or unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have a material adverse effect on the Company’s business, financial condition and results of operations due to a reduction of, or an inability to increase, the Company’s revenues.

The cost of new equipment that the Company sells or purchases for use in its rental fleet may increase and in some cases, the Company may not be able to procure new equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that the Company sells or purchases for use in its rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment the Company uses, or due to increased regulatory requirements, such as those related to emissions. These increases could materially impact the Company’s financial condition or results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers.

The Company’s rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including: the market price for new equipment of a like kind; wear and tear on the equipment relative to its age; worldwide and domestic demands for used equipment; the supply of used equipment on the market; and general economic conditions.

Any significant decline in the selling prices for used equipment could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company incurs maintenance and repair costs associated with its rental fleet equipment that could have a material adverse effect on its business in the event these costs are greater than anticipated.

As the Company’s fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age for the Company’s rental fleet equipment is based on subjective estimates made by the Company’s management team. The Company’s future operating results could be adversely affected because the Company’s maintenance and repair costs may be higher than estimated and market values of used equipment may fluctuate.

Security breaches and other disruptions in the Company’s information technology systems, including the Company’s customer relationship management system, could limit the Company’s capacity to effectively monitor and control its operations, compromise its or its customers’ and suppliers’ confidential information or otherwise adversely affect the Company’s operating results or business reputation.

The Company’s information technology systems, some of which are managed by third parties, facilitate the Company’s ability to monitor and control the Company’s operations and adjust to changing market conditions, including processing, transmitting, storing, managing and supporting a variety of business processes, activities and information. Further, as the Company pursues its growth strategy it is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems, including the Company’s customer management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect the Company’s operating results by limiting the Company’s capacity to effectively monitor and control the Company’s operations and adjust to changing market conditions.

The Company collects and stores sensitive data, including proprietary business information and the proprietary business information of the Company’s customers and suppliers, in data centers and on information technology networks, including cloud-based networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. The growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, the Company may need to invest additional resources to protect the security of the Company’s systems or to comply with evolving privacy, data security, cybersecurity and data protection laws applicable to the Company’s business.

Any failure to effectively prevent, detect and/or recover from any such access, disclosure or other loss of information, or to comply with any such current or future law related thereto, could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

Fluctuations in fuel costs or reduced supplies of fuel could harm the Company’s business.

The Company could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to the Company for transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have an adverse effect on the Company’s financial condition and results of operations.

The Company is dependent on key personnel. A loss of key personnel could have a material adverse effect on the Company’s business, which could result in a decline in the Company’s revenues and profitability.

The Company’s success is dependent, in part, on the experience and skills of the Company’s management team. Competition for top management talent within the Company’s industry is generally significant. If the Company is unable to fill and keep filled all of the Company’s senior management positions, or if the Company loses the services of any key member of the Company’s senior management team and is unable to find a suitable replacement in a timely manner, the Company may be challenged to effectively manage its business and execute its strategy.

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company’s business. If the Company fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect the Company’s financial condition or results of operations. There can be no assurance that the Company will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act of 2002 or that the Company’s management and independent registered public accounting firm will continue to conclude that the Company’s internal controls are effective.

The Company is exposed to various risks related to legal proceedings or claims that could adversely affect the Company’s operating results. The nature of the Company’s business exposes it to various liability claims, which may exceed the level of the Company’s insurance coverage resulting in the Company not being fully protected.

The Company is a party to lawsuits in the normal course of the Company’s business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against the Company, or legal actions that the Company may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect the Company’s business, results of operations, or financial condition, and the Company could incur substantial monetary liability and/or be required to change its business practices.

The Company’s business exposes it to claims for personal injury, death or property damage resulting from the use of the equipment it rents or sells and from injuries caused in motor vehicle accidents in which the Company’s delivery and service personnel are involved and other employee related matters. Additionally, the Company could be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which the Company operates.

The Company carries comprehensive insurance, subject to deductibles, at levels it believes are sufficient to cover existing and future claims made during the respective policy periods. However, the Company may be exposed to multiple claims, and, as a result, could incur significant out-of-pocket costs before reaching the deductible amount which could adversely affect the Company’s financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance the Company carries as well as the Company’s historical experience and experience in the Company’s industry. Although the Company has not experienced any material losses that were not covered by insurance, the Company’s existing or future claims may exceed the coverage level of the Company’s insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If the Company is required to pay significantly higher premiums for insurance, is not able to maintain insurance coverage at affordable rates or if it must pay amounts in excess of claims covered by the Company’s insurance, the Company could experience higher costs that could adversely affect the Company’s financial condition and results of operations.

Labor disputes could disrupt the Company’s ability to serve its customers and/or lead to higher labor costs.

The Company has approximately 320 employees who are covered by a collective bargaining agreement and approximately 1,401 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of the Company’s nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of the Company’s employees, which could adversely affect the Company’s ability to serve its customers. Further, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements can have unknown effects on the Company’s labor costs, productivity and flexibility.

The Company has operations throughout the United States, which exposes it to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or the Company’s material failure to comply with any of them, can increase the Company’s costs and have other negative impacts on the Company’s business.

The Company’s 43 branch locations in the United States are located in 10 different states, which exposes it to different federal, state and local regulations. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company’s branches to comply with them, could increase the Company’s costs, affect its reputation, limit its business, drain management’s time and attention or otherwise, generally impact its operations in adverse ways.

The Company could be adversely affected by environmental and safety requirements, which could force it to increase significant capital and other operational costs and may subject it to unanticipated liabilities.

The Company’s operations, like those of other companies engaged in similar businesses, require the handling, use, storage and disposal of certain regulated materials. As a result, the Company is subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. The Company is subject to potentially significant civil or criminal fines or penalties if it fails to comply with any of these requirements. The Company has made and will continue to make capital and other expenditures in order to comply with these laws and regulations, but the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or the operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, the Company may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not currently owned or operated by the Company, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the Company’s operations (which involve the use of petroleum products, solvents and other hazardous substances for fueling and maintaining the Company’s equipment and vehicles), there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities, which may be material.

Changes in U.S. trade policies could significantly reduce the volume of imported goods into the United States, which may materially reduce truck freight volume in the United States and the Company’s sales.

The current presidential administration and members of the U.S. Congress have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may be materially reduced. Such a reduction may materially and adversely affect the Company’s sales and the Company’s business. Further, the realization of these matters may increase the Company’s cost of goods and, if those costs cannot be passed on to the Company’s customers, the Company’s business and profits may be materially and adversely affected.

The impact of the COVID-19 outbreak, or similar global health concerns, could negatively impact our operations, supply chain and customer base.

The COVID-19 outbreak has severely restricted the level of economic activity around the world. Our operations and supply chains for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, may adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services. We are unable to accurately predict the possible future effect on the Company, which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of COVID-19, could, among other things, require the Company to implement mandatory work-from-home protocols resulting in additional expenses and strain on the business as well as adversely impact its supply chain.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 13211 Merriman Road, Livonia, Michigan 48150. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants trade on the NYSE under the symbols “ALTG” and “ALTG WS,” respectively. BRPM’s units, shares of Class A common stock and warrants were traded on the NYSE under the symbols “BRPM. U”, “BRPM WS” and “BRPM,” respectively, prior to the consummation of the business combination.

Holders

At March 23, 2020, there were 44 holders of record of our common stock and 29 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and BRPM did not pay cash dividends prior to the consummation of the business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, BRPM did not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Other than the founder shares and private placement units as disclosed, we did not sell any securities that were not registered under the Securities Act during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Alta Equipment Group Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

BRPM was formed as a blank check company incorporated on October 30, 2018 as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). On November 14, 2018, GA International Services Corp. (“GA International”), a California corporation, owned by Great American Group, LLC (“Great American”), a wholly owned subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”) merged into BRPM. GA International operated as GA International Services, LLC, a former California limited liability company, from the date of its incorporation on October 9, 2012 through November 5, 2018, the date it was converted from a limited liability company to a California corporation. All of the membership interests in GA International Services, LLC were issued to Great American in 2012. Based on its business activities, BRPM was a “shell company” as defined under the Exchange Act because it had no operations and nominal assets consisting almost entirely of cash. Until the consummation of the business combination, the Company did not engage in any operations nor generated any revenue.

On April 11, 2019, the Company consummated its initial public offering (the “initial public offering”) of 14,375,000 units (the “units”), including the issuance of 1,875,000 units as a result of the underwriters’ exercise of their over-allotment option. Each unit consisted of one Class A common stock and one-half of one redeemable warrant. Each whole warrant entitled the holder thereof to purchase one Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $143,750,000. In connection with our initial formation in 2012, a wholly-owned subsidiary of B. Riley Financial which is the parent of our Sponsor was issued all of our outstanding equity. Prior to the consummation of the initial public offering, in November, 2018, we conducted a 1:3,593,750 stock split and reclassification of our common stock, resulting in our sole stockholder owning 3,593,750 founder shares. On March 12, 2019, 20,000 founder shares were transferred to each of Patrick J. Bartels, Jr., James L. Kempner, Timothy M. Presutti and Robert Suss, then our independent directors, at their par value, and on April 4, 2019, the remaining 3,513,750 founder shares were contributed to our Sponsor. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As such, our initial stockholders collectively own founder shares representing 20% of our issued and outstanding shares, excluding the private placement shares underlying the private placement units. Up to 468,750 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders would maintain ownership of founder shares representing 20% of our common stock after the IPO excluding the private placement shares underlying the private placement units. As the underwriters exercised their over-allotment option in full, such shares are no longer subject to forfeiture.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 462,500 private placement units (“private placement units”), including the issuance of 37,500 private placement units as a result of the underwriter’s exercise of their over-allotment option, each exercisable to purchase one share of Class A common stock and one-half of one redeemable warrant at $11.50 per share, to the Sponsor at a price of $10.00 per unit, generating gross proceeds of approximately $4.625 million.

Upon the closing of the initial public offering (including the over-allotment) and the private placement on April 11, 2019, approximately $143,750,000 from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account.

Business Combination

On December 12, 2019, BRPM entered into the Agreement and Plan of Merger (the “Merger Agreement”) with BR Canyon Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of BRPM (“Merger Sub”), Alta Equipment Holdings Inc., a Michigan corporation (“Alta”) and Ryan Greenawalt.

On February 11, 2020, the business combination was approved by the stockholders of BRPM at the special meeting of stockholders. In connection with the business combination, 1,049,036 shares of the Company’s common stock were redeemed at a per share price of approximately $10.14.

On February 14, 2020 (the “Closing Date”), we consummated the business combination, pursuant to which the Company acquired Alta. In connection with the closing of the business combination (the “Closing”), pursuant to the Merger Agreement, Merger Sub merged with and into Alta, with Alta surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the “Merger”). Immediately after the Closing, we had 29,511,359 shares of common stock outstanding, 16,884,213 of which were held by non-affiliates of the Company.

At the time of our IPO, we entered into the forward purchase agreement which provided for the purchase, immediately prior to the closing of the business combination, by BRPI, an affiliate of the Sponsor, or its designees of $25,000,000 of our units at a price of $10.00 per unit, or an aggregate of 2,500,000 units, each comprised of one share of Class A common stock and one-half of one warrant. On February 14, 2020, in connection with the forward purchase agreement, BRPI purchased 2,500,000 units at a price of $10.00 per unit for an aggregate purchase price of $25,000,000 in a private placement that took place concurrently with the close of the initial business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Alta Equipment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alta Equipment Group, Inc. (formerly known as B. Riley Principal Merger Corp.) (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

March 25, 2020

ALTA EQUIPMENT GROUP INC.

(Formerly known as B. Riley Principal Merger Corp.)

Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$654,488	$49,658
Prepaid expenses	178,037	—
Total current assets	832,525	49,658
Deferred offering costs	—	162,500
Marketable Securities held in Trust Account	145,998,591	—
Total assets	$146,831,116	$212,158
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,561,966	$162,500
Payable to related party	99,641	8,279
Income taxes payable	309,000	—
Note payable - related party	—	50,000
Total liabilities	1,970,607	220,779
Class A common stock subject to possible redemption; 13,820,208 shares (at redemption value of approximately $10.12 per share)	139,860,505

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,017,292 shares issued and outstanding (excluding 13,820,208 subject to redemption)	102	—
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 3,593,750 issued and outstanding	359	359
Additional paid-in capital	4,999,670	—
Retained earnings (deficit)	(127)	(8,980)
Total stockholders’ equity (deficit)	5,000,004	(8,621)
Total liabilities and stockholders’ equity (deficit)	$146,831,116	$212,158

The accompanying notes are an integral part of these audited financial statements.

ALTA EQUIPMENT GROUP INC.

(Formerly known as B. Riley Principal Merger Corp.)

Statements of Operations

	Year Ended December 31,
	2019	2018
Operating costs	$1,934,799	$342
Loss from operations	(1,934,799)	(342)
Other income:
Interest income	2,252,652	—
Income (loss) before provision for income taxes	317,853	(342)
Provision for income taxes	(309,000)	(800)
Net income (loss)	$8,853	$(1,142)
Weighted average shares outstanding, basic and diluted (1)	2,961,370	3,125,000
Basic and diluted loss per common share (2)	$(0.56)	$(0.00)

(1)	Excludes an aggregate of 13,820,208 shares of common stock subject to possible redemption at December 31, 2019.
(2)	Loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $1,676,357 for the year ended December 31, 2019.

The accompanying notes are an integral part of these financial statements.

ALTA EQUIPMENT GROUP INC.

(Formerly known as B. Riley Principal Merger Corp.)

Statements of Changes in Stockholders’ Equity (Deficit)

For The Year Ended December 31, 2019 and 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, January 1, 2018	—	$—	3,593,750	$359	$—	$(7,838)	$(7,479)
Net loss for the year ended December 31, 2018	—	—	—	—	—	(1,142)	(1,142)
Balance, December 31, 2018	—	—	3,593,750	359	—	(8,980)	(8,621)
Class A common stock issued net of offering costs of $3,534,723	14,375,000	1,438			140,233,839		140,235,277
Private Placement of Class A common stock issued	462,500	46			4,624,954		4,625,000
Common stock subject to possible redemption	(13,820,208)	(1,382)			(139,859,123)		(139,860,505)
Net income for the year ended December 31, 2019	—	—	—	—	—	8,853	8,853
Balance, December 31, 2019	1,017,292	$102	3,593,750	$359	$4,999,670	$(127)	$5,000,004

The accompanying notes are an integral part of these financial statements.

ALTA EQUIPMENT GROUP INC.

(Formerly known as B. Riley Principal Merger Corp.)

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,853	$(1,142)
Interest earned on investments held in Trust Account	(2,248,591)
Change in operating assets and liabilities:
Prepaid expenses	(178,037)	—
Accounts payable	1,561,966	—
Payable to related party	91,362	800
Income taxes payable	309,000	—
Net cash used in operating activities	(455,447)	(342)
Cash flows from investing activities:
Proceeds deposited in Trust Account	(143,750,000)	—
Net cash used in investing activities	(143,750,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	19,750	50,000
Repayment of note payable - related party	(69,750)	—
Proceeds from sale of Units in Public Offering	143,750,000	—
Proceeds from sale of Units in Private Placement	4,625,000	—
Payment of underwriting discounts	(2,875,000)	—
Payment of offering costs	(639,723)	—
Net cash provided by financing activities	144,810,277	50,000
Increase in cash	604,830	49,658
Cash, beginning of period	49,658	—
Cash, end of period	$654,488	$49,658
Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

ALTA EQUIPMENT GROUP INC.

(Formerly known as B. Riley Principal Merger Corp.)

NOTES TO FINANCIAL STATEMENTS

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

The Trust Account

Upon completion of the Public Offering and issuance of the Overallotment Units, $143,750,000 of proceeds were deposited in the Trust Account to be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. The balance in the Trust Account at December 31, 2019 was $145,998,591.

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

The Company, after signing a definitive agreement for an Initial Business Combination, provided its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event would the Company have redeemed its public shares in an amount that would have caused its net tangible assets to be less than $5,000,001. In such case, the Company would not have proceeded with the redemption of its public shares and the related Initial Business Combination, and instead would have searched for an alternate Initial Business Combination.

If the Company was to hold a stockholder vote or there was a tender offer for shares in connection with an Initial Business Combination, a public stockholder would have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” See Note 6 – Subsequent Events for the redemption amount.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company had been unable to complete the Initial Business Combination within 18 months from the closing of the Public Offering, the Company would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The proceeds from the sale of the forward purchase units were available to be used as part of the consideration to the sellers in the Initial Business Combination, to pay expenses in connection with the Initial Business Combination or for working capital in the post-business combination company. The forward purchase was required to be made regardless of whether any Class A common stock was redeemed by the Company’s public stockholders and was intended to provide the Company with a minimum funding level for the Initial Business Combination. The forward purchaser did not have the ability to approve the Initial Business Combination prior to the signing of a material definitive agreement. The forward purchase units were issued only in connection with the closing of the Initial Business Combination.

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

On February 14, 2020, BRPI purchased 2,500,000 units at $10.00 per unit for an aggregate purchase price of $25,000,000 in a private placement concurrently with the close of the Initial Business Combination.

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

Income (Loss) Per Common Share

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Offering and the Private Placement to purchase 7,418,750 shares of Class A common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Reconciliation of Income (Loss) Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per share is calculated as follows:

	Year Ended December 31,
	2019	2018
Net income (loss)	$8,853	$—
Less: Income attributable to common stock subject to possible redemption	(1,676,357)	—
Adjusted net loss	$(1,667,504)	$—
Weighted average shares outstanding, basic and diluted	2,961,370	3,125,000
Basic and diluted loss per common share	$(0.56)	$(0.00)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2019 and December 31, 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $2,252,652, of which $145,998,591 were invested in United States treasury obligations with original maturities of six months or less. The remaining $654,488 of proceeds were held in cash and money market mutual funds. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. During the years ended December 31, 2019 and 2018, the Company did not withdraw any funds to pay its tax obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the year ended December 31, 2019, the Company recorded income tax expense of $309,000 primarily related to interest income earned on the Trust Account. For the year ended December 31, 2018, the Company recorded income tax expense of $800 related to state income taxes.

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of December 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of December 31, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Business Combination Marketing Agreement

The Company engaged B. Riley FBR, Inc. as advisors in connection with its Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Initial Business Combination and assist it with the preparation of press releases and public filings in connection with the Initial Business Combination. The Company will pay B. Riley FBR, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, the Company paid the cash fee of $5,031,250 and expenses of $102,413 on February 14, 2020, the closing date of the Initial Business Combination.

Administrative Fees

Commencing on the date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 a month for office space, utilities and secretarial and administrative support. During the year ended December 31, 2019, the Company was charged a total of $86,333 by the Sponsor. Upon completion of the Company’s Initial Business Combination on February 14, 2020, the Company ceased incurring these monthly fees.

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

Payable to Related Party

The Company also had an amount payable to Great American of $8,279 at December 31, 2019 and 2018. These amounts primarily reflect expenses relating to income taxes and formation expenses that were paid on behalf of the Company by Great American. The Company also had a payable to the Sponsor in the amount of $91,362 at December 31, 2019 as previously discussed above. The $8,279 amount was paid to Great American and the $91,362 amount was paid to the Sponsor on March 16, 2020.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. In connection with the Company’s merger with GA International on November 14, 2018, the Company completed a stock split 1 to 3,593,750 shares of Class B common stock on November 19, 2018. At December 31, 2019 and December 31, 2018, there were 3,593,750 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

There were no assets measure on a recurring basis at fair value at December 31, 2018. At December 31, 2019, there were marketable securities in the amount our $145,998,591 with a fair value hierarchy of Level 1 that was used at valuation inputs by the Company to determine such fair value.

NOTE 6 – INCOME TAX

The income tax provision consists of the following:

	December 31, 2019	December 31, 2018
Federal
Current	$309,000	$-
Deferred	-	-
State
Current	-	800
Deferred	-	-
Change in valuation allowance	-	-
Income tax provision expense	$309,000	$800

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	(254.9)%
Non-deductible Business Combination expenses	76.2%	0%
Income tax provision expense	97.2%	(233.9)%

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2019 and 2018, the Company did not have any deferred taxes.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Louisiana to be a significant state tax jurisdiction.

NOTE 7 — SUBSEQUENT EVENTS

On December 12, 2019, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement”) with BR Canyon Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Alta Equipment Holdings Inc., a Michigan corporation (“Alta Holdings”) and Ryan Greenawalt (the “Business Combination”).

On February 11, 2020, the Business Combination was approved by the stockholders of the Company at the special meeting of stockholders. In connection with the Business Combination, 1,049,036 shares of the Company’s Class A common stock were redeemed at a per share price of approximately $10.14.

On February 14, 2020 (the “Closing Date”), the Company consummated the Business Combination, pursuant to which the Company acquired Alta Holdings. In connection with the closing of the business combination (the “Closing”), pursuant to the Merger Agreement, Merger Sub merged with and into Alta Holdings, with Alta Holdings surviving the merger in accordance with the Michigan General Corporation Law as a wholly owned subsidiary of the Company (the “Merger”). Immediately after the Closing, the Company had 29,511,359 shares of common stock outstanding, 16,884,213 of which were held by non-affiliates of the Company.

At the Closing, the Company also consummated the Forward Purchase Agreement and the private placement of 3,500,000 shares of common stock to certain accredited investors in connection with the subscription agreements entered into in connection with the Merger Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Ryan Greenawalt	45	Chief Executive Officer and Chairman
Anthony J. Colucci	41	Chief Financial Officer
Daniel Shribman	35	Director
Zachary E. Savas	56	Director
Andrew Studdert	63	Director
Katherine E. White	53	Director

Ryan Greenawalt, 45, joined Alta in December 2008 and has served as its Chief Executive Officer since December 2017. Mr. Greenawalt leads Alta’s executive leadership team and is responsible for corporate strategy, operations, and corporate development. He has led Alta’s acquisition activities since joining the company, expanding Alta’s geographic footprint, and entering new end markets. Mr. Greenawalt returned to the equipment industry after a career in financial services from 2002 to 2008. He has a BA from the University of Michigan, Ann Arbor and holds an MBA from the Eli Broad College of Business at Michigan State University.

Anthony J. Colucci, 41, has served as Alta’s Chief Financial Officer since February 2015. Mr. Colucci leads and is responsible for Alta’s finance function, including its financial reporting processes and procedures. He has been a central figure in Alta’s M&A and capital acquisition activities since joining Alta. Previously, Mr. Colucci served as a Director of Corporate and Business Development at Blue Cross Blue Shield of Michigan from December 2013 to February 2014. Prior to that, Mr. Colucci worked with UHY Advisors Inc. from January 2004 to December 2013. At UHY Advisors Inc., Mr. Colucci focused on valuation, corporate finance, and financial consulting projects. Mr. Colucci is a licensed CPA in the state of Michigan and is also accredited by the AICPA in Business Valuation (ABV). Mr. Colucci has a BA in Economics from Alma College and an MBA from Western Michigan University.

Daniel Shribman, 35, served as the Chief Financial Officer of BRPM from its inception until the closing of the business combination and has served as our director since the closing of the business combination. Mr. Shribman has served as President of B. Riley Principal Investments, since September 2018 and Chief Investment Officer of B. Riley Financial since September 2019. Mr. Shribman brings 12 years of experience in both public and private equity to the company. Prior to joining B. Riley Principal Investments, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, a special situation asset manager with over $15 billion in assets under management, from 2010 to 2018. During Mr. Shribman’s tenure at Anchorage, he led investments in dozens of public and private opportunities across the general industrials, transportation, automotive, aerospace, gaming, hospitality and real estate industries. These investments ranged from public equities and bonds to deeply distressed securities, par bank debt, minority owned private equity, and majority owned private equity. Mr. Shribman worked in close collaboration with management teams and boards to maximize shareholder value in the form of both operational turnarounds, capital markets financings and communication and capital deployment initiatives. Prior to Anchorage, Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and in the restructuring advisory group at Lazard Freres. Mr. Shribman holds an MA in Economics and History from Dartmouth. We believe that Mr. Shribman is qualified to serve as a member of our board of directors because of his extensive experience in corporate finance.

Zachary E. Savas, 56, has served as our director since the closing of the business combination. Mr. Savas has served President of Cranbrook Partners & Co., a private company engaged in active ownership of other businesses since 2001, and, from 1991 to 2001, a boutique advisory firm primarily providing merger and acquisition and corporate finance services for both public and private companies, since 1991. He has also served as President of Production Spring, LLC, a manufacturer of metal fasteners for the automotive industry, since March 2002. He was a founder and Chairman of Fire Catt, LLC, a fire hose testing business since October 2006 and has served as its Chief Executive Officer since January 2010. He has served as a manager and board member of Vexor Technology, LLC, an industrial waste services and alternative fuel company. In addition, Mr. Savas has served as Chairman of Lewis IG, Inc., an information technology business since July 2004, President of Rislov Foundation, a charitable organization, since November 2003 and Managing Member of Peponides Associates LLC, an investment vehicle for real estate, stocks and private companies, since January 2000. Mr. Savas has sat on numerous private company boards and was lead director of Tecumseh Products Company from September 2009 to January 2014. Mr. Savas began his career at Citicorp in Mergers and Acquisitions in 1985 and graduated with high distinction from the University of Michigan Ross School of Business with a BBA in 1985, concentrating in finance and accounting. We believe that Mr. Savas is qualified to serve as a member of our board of directors because of his extensive corporate advisory experience and his experience in the industrial sector.

Andrew Studdert, 63, has served as our director since the closing of the business combination. Mr. Studdert is currently the founder of Andrew P. Studdert & Associates, a private consultancy, focusing on finance, operations, technology, network security, and crisis management, that he established in 1994. From 2004 to April 2017, Mr. Studdert served as the Chairman and Chief Executive Officer of NES Rentals Holdings, Inc., a heavy equipment rental company, which was sold to United Rentals, Inc. (NYSE: URI) in April 2017. From 1999 to 2002, Mr. Studdert served as Chief Operating Officer and Executive Vice President of UAL Corporation and of its subsidiary, United Airlines (Nasdaq: UAL), during which time he lead the company through the 9/11 crisis. Mr. Studdert also served as Senior Vice President, Fleet Operations from 1997 to 1999 and Chief Information Officer of United Airlines from 1995 to 1997. Mr. Studdert has served on the board of directors of Target Hospitality Corp. (Nasdaq: TH) since 2019 and Cramo OYJ (HEL: CRA1V) from 2019 through its sale in 2020. Mr. Studdert holds a BA in History from San Francisco State University. We believe that Mr. Studdert is qualified to serve as a member of our board of directors because of his experience serving on public company boards and his extensive knowledge of the industrial equipment and equipment rental space.

Katherine E. White, 53, has served as our director since the closing of the business combination. Ms. White is currently a Professor of Law at the Wayne State University Law School. Ms. White is a member of and has served as chair of the University of Michigan Board of Regents and chair of the Finance and Audit Committee of the University of Michigan. Ms. White has been a member of the Old National Bancorp (Nasdaq: ONB) board of directors since 2015. In addition, Ms. White is a Brigadier General in the U.S. Army National Guard, currently serving as the Deputy Commander of the 46 Military Police Command in Lansing, MI. She was also appointed by the Secretary of Agriculture to the U.S. Department of Agriculture’s Plant Variety Protection Office Advisory Board in 2004 and continues to serve today. From 2000 to 2002, she was appointed by the Secretary of Commerce to serve on the United States Patent and Trademark Office Patent Public Advisory Committee. From 1995 to 1996, Ms. White was a judicial law clerk to the Honorable Randall R. Rader, Circuit Judge (ret.), U.S. Court of Appeals for the Federal Circuit. Ms. White received a B.S.E. degree in Electrical Engineering and Computer Science from Princeton University, a J.D. degree from the University of Washington, a LL.M. degree from the George Washington University Law School, and a Master’s degree in Strategic Studies from the U.S. Army War College. She is a Fulbright Senior Scholar (Germany), a White House Fellow (2001–2002) and a registered patent attorney. We believe that Ms. White is qualified to serve as a member of our board of directors because of her long tenure with the U.S. government and military serving in advisory and operational roles and her previous experience on public company boards.

Board Composition

The Company’s business affairs are managed under the direction of our board of directors. Our board of directors consists of five members.

The Company’s third amended and restated certificate of incorporation (the “Charter”) provides that the number of directors, which is currently fixed at five members, may be increased or decreased from time to time by a resolution of our board of directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The directors hold their offices for a term of two years or until their respective successors are elected and qualified, subject to such director’s earlier death, resignation, disqualification or removal. The term of office of the first class of directors, consisting of Mr. Shribman and Ms. White, will expire at our 2021 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Greenawalt, Savas and Studdert, will expire at our 2022 second annual meeting of stockholders.

Director Independence

The Company’s board of directors consists of five directors, three of whom qualify as independent within the meaning of the independent director guidelines of the NYSE. Messrs. Savas and Studdert and Ms. White are “independent directors” as defined in the rules of the NYSE and applicable SEC rules.

The NYSE rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of a listed company or any other individual having a relationship which, in the opinion of a listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees of the Board of Directors

Our board of directors is comprised of the following committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Zachary E. Savas	Andrew Studdert	Zachary E. Savas*
Andrew Studdert*	Katherine E. White*	Andrew Studdert
Katherine E. White		Katherine E. White

*	Denotes chairman

Audit Committee

The Company’s audit committee oversees the Company’s corporate accounting and financial reporting process. Among other matters, the audit committee:

●	appoints our independent registered public accounting firm;

●	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

●	determines the engagement of the independent registered public accounting firm;

●	reviews and approves the scope of the annual audit and the audit fee;

●	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of the Company’s quarterly financial statements;

●	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

●	monitors the rotation of partners of the independent registered public accounting firm on the Company’s engagement team in accordance with requirements established by the SEC;

●	is responsible for reviewing the Company’s financial statements and the Company’s management’s discussion and analysis of financial condition and results of operations to be included in the Company’s annual and quarterly reports to be filed with the SEC;

●	reviews the Company’s critical accounting policies and estimates; and

●	reviews the audit committee charter and the committee’s performance at least annually.

The members of the audit committee are Messrs. Savas and Studdert and Ms. White, with Mr. Studdert serving as the chair of the committee. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. All of the members of the audit committee are independent directors as defined under the applicable rules and regulations of the SEC and the NYSE with respect to audit committee membership. Mr. Studdert qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. Among other matters, the compensation committee:

●	reviews and recommends corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;

●	evaluates the performance of these officers in light of those goals and objectives and recommends to our board of directors the compensation of these officers based on such evaluations;

●	recommends to our board of directors the issuance of stock options and other awards under our stock plans; and

●	reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of the compensation committee are Mr. Studdert and Ms. White, with Ms. White serving as the chair of the committee. The members of the Company’s compensation committee are independent under the applicable rules of the NYSE, and each is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has adopted a written charter for the compensation committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing the Company’s corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters.

The members of the nominating and corporate governance committee are Messrs. Savas and Studdert and Ms. White, with Mr. Savas serving as the chair of the committee. Each of the members of the Company’s nominating and corporate governance committee is an independent director under the applicable rules of the NYSE relating to nominating and corporate governance committee independence.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Company expects that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this registration statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Item 11. Executive Compensation.

Prior to the consummation of the business combination, none of BRPM’s executive officers or directors received any cash compensation for services rendered to the Company. Commencing on April 8, 2019, BRPM agreed pay $10,000 per month to B. Riley Corporate Services, Inc., an affiliate of the Sponsor, for office space, utilities and secretarial and administrative support provided to us for up to eighteen months. Upon completion of the business combination, the Company ceased making these monthly payments. Other than these payments, no compensation of any kind, including finder’s and consulting fees, was paid by BRPM to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on BRPM’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. BRPM’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, BRPM’s officers or directors or any of their affiliates. Any such payments prior to the business combination were made using funds held outside the Trust Account.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of Company common stock as of March 23, 2020 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Company stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of Company common stock is based on 29,511,359 shares of Company common stock issued and outstanding as of March 23, 2020.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company common stock beneficially owned by them.

Directors and Officers(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Ryan Greenawalt	7,300,000	24.74%
Anthony J. Colucci	32,500	*
Daniel Shribman	279,592	0.95%
Zachary E. Savas(2)	35,691	*
Andrew Studdert(3)	14,276	*
Katherine E. White	-	-
All Executive Officers and Directors as a Group (six individuals)	7,662,059	25.95%
Greater than 5% Stockholders
B. Riley Financial, Inc.(4)	5,326,787	17.84%

*	Less than 1%.

(1)	This information is based on 29,511,359 shares of common stock outstanding at March 23, 2020. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 13211 Merriman Road, Livonia, Michigan 48150.

(2)	Comprised of 26,316 shares of common stock and 9,375 warrants.

(3)	Comprised of 10,526 shares of common stock and 3,750 warrants.

(4)	Comprised of 4,978,212 shares of common stock and 348,575 warrants. Represents securities held directly by B. Riley Principal Sponsor Co., LLC, the Sponsor, B. Riley Principal Investments, LLC, or BRPI, B. Riley FBR, Inc., or BRFBR, and BRC Partners Opportunity Fund, LP, or BRCPOF. B. Riley Financial is the sole member of the managing member of the Sponsor and BRPI is a wholly-owned subsidiary of B. Riley Financial. B. Riley Financial has voting and dispositive power over the securities held by the Sponsor, BRPI, BRFBR and BRCPOF. B. Riley Financial disclaims beneficial ownership over any securities directly held by the Sponsor other than to the extent of any pecuniary interest it may have therein, directly or indirectly. The business address of B. Riley Financial, Inc. is 299 Park Avenue, 21st Floor, New York, NY 10171.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Prior to the consummation of the initial public offering, in November 2018, we conducted a 1:3,593,750 stock split and reclassification of our common stock, resulting in our sole stockholder owning 3,593,750 founder shares. On March 12, 2019, the Company’s sole stockholder transferred 20,000 founder shares to each of Patrick J. Bartels, Jr., James L. Kempner, Timothy M. Presutti and Robert Suss, then our independent directors, at their par value, and on April 4, 2019, the remaining 3,513,750 founder shares were contributed to our Sponsor. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As such, prior to the business combination, our initial stockholders collectively owned founder shares representing 20% of our issued and outstanding shares, excluding the private placement shares underlying the private placement units. Up to 468,750 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised so that our initial stockholders would maintain ownership of founder shares representing 20% of our common stock after the IPO excluding the private placement shares underlying the private placement units. As the underwriters exercised their over-allotment option in full, such shares are no longer subject to forfeiture.

Simultaneously with the closing of the initial public offering, we consummated the sale of 462,500 private placement units to our Sponsor, including the issuance of 37,500 private placement units as a result of the underwriter’s exercise of their over-allotment option, at a price of $10.00 per private placement unit, generating gross proceeds of approximately $4.625 million.

Commencing on April 8, 2019, BRPM agreed pay $10,000 per month to B. Riley Corporate Services, Inc., an affiliate of the Sponsor, for office space, utilities and secretarial and administrative support provided to us for up to eighteen months. Upon completion of the business combination, the Company ceased making these monthly payments. Other than these payments, no compensation of any kind, including finder’s and consulting fees, was paid by BRPM to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the business combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on BRPM’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. BRPM’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, BRPM’s officers or directors or any of their affiliates. Any such payments prior to the business combination were made using funds held outside the Trust Account.

On August 22, 2018, BRPM issued a promissory note to the Sponsor (the “Promissory Note”), pursuant to which BRPM borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing, unsecured and due on the earlier of May 30, 2019 or the completion of the IPO. The Promissory Note was repaid upon the consummation of the IPO.

At the time of our IPO, we entered into the forward purchase agreement which provided for the purchase, immediately prior to the closing of the business combination, by BRPI, an affiliate of the Sponsor, or its designees of $25,000,000 of our units at a price of $10.00 per unit, or an aggregate of 2,500,000 units, each comprised of one forward purchase share and one-half of one forward purchase warrant. The forward purchase was to be made regardless of whether any shares of Class A common stock were redeemed in connection with the business combination.

In addition, the holders of the founder shares, the private placement shares, the private placement warrants, the shares of Common Stock underlying the private placement warrants, the forward purchase shares, the forward purchase warrants and the shares of Common Stock underlying the forward purchase warrants are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

Pursuant to the business combination marketing agreement entered into upon the closing of the IPO by BRPM and BRFBR, upon closing of the business combination we paid BRFBR a fee of $5,031,250 in consideration of services provides in connection with marketing and completing our business combination, or 3.5% of the gross proceeds of the IPO.

Placement Agent Engagement

We engaged BRFBR to act as our sole placement agent in connection with the issuance of our securities in a private placement to certain accredited investors, or PIPE investors, in connection with the business combination. BRFBR did not receive a fee for acting as placement agent. We agreed to reimburse BRFBR for its fees relating to the private placement.

Director Independence

NYSE listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s board of directors has determined that Messrs. Savas and Studdert and Ms. White are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE. The Company’s independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm, Marcum LLP since inception include:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit Fees (1)	$51,083	30,000
Audit-Related Fees (2)	31,108	-
Tax Fees	-	-
All Other Fees	-	-
Total	$82,191	30,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, services in connection with the acquisition audits, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Registered Independent Public Accounting Firm

The audit committee is responsible for appointing, setting compensation and overseeing the work of the registered independent public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the registered independent public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)	Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description
2.1

Merger Agreement, dated as of December 12, 2019, by and among B. Riley Principal Merger Corp., BR Canyon Merger Sub Corp., Alta Equipment Holdings, Inc. and Ryan Greenawalt (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 13, 2019).

3.1	Second Amended and Restated Certificate of Incorporation of Alta Equipment Group Inc. (f/k/a B. Riley Principal Merger Corp.) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on April 11, 2019).

3.2	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-A (File No. 001- 38864) filed by the Company on February 14, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).

4.3	Warrant Agreement, dated April 8, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

4.4	Description of Securities.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 13, 2019).

10.2	Letter Agreement, dated April 8, 2019, by and among the Company, its officers, its directors and B. Riley Principal Sponsor Co., LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.3	Registration Rights Agreement, dated April 8, 2019, by and among the Company, B. Riley Principal Sponsor Co., LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.4	Registration Rights Agreement, dated February 14, 2020, by and among the Company and Ryan Greenawalt, Robert Chiles, Anthony Colucci, Craig Brubaker, Alan Hammersley, Richard Papalia, Paul Ivankovics and Jeremy Cionca (incorporated by reference to Exhibit 10.2 of the Form 8-A (File No. 001- 38864) filed by the Company on February 14, 2020).

10.5	Forward Purchase Agreement, dated April 8, 2019, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

10.7	Amendment to Subscription Agreement, dated February 12, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

10.8	Alta Equipment Group Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by the Company on January 23, 2020).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: March 25, 2020	By:	/s/ Ryan Greenawalt
Ryan Greenawalt
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Greenawalt and Anthony Colucci and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ryan Greenawalt	Chief Executive Officer and Director	March 25, 2020
Ryan Greenawalt	(principal executive officer)

/s/ Anthony Colucci	Chief Financial Officer	March 25, 2020
Anthony Colucci	(principal financial officer and principal accounting officer)

/s/ Zachary Savas	Director	March 25, 2020
Zachary Savas

/s/ Daniel Shribman	Director	March 25, 2020
Daniel Shribman

/s/ Andrew Studdert	Director	March 25, 2020
Andrew Studdert

/s/ Katherine White	Director	March 25, 2020
Katherine White