Form 10-Q
period 2020-03-31
ALTA EQUIPMENT GROUP INC.
filed 2020-05-14
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALTA EQUIPMENT GROUP INC

(Exact name of registrant as specified in its charter)

Delaware	001-38864	83-2583782
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

13211 Merriman Road, Livonia, Michigan 48150

(Address of principal executive offices)

(248) 449-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ALTG	The New York Stock Exchange
Warrants, each exercisable for one share of common stock	ALTG WS	The New York Stock Exchange

As of May 11, 2020, there were 29,511,359 shares of Common Stock, $0.0001 par value, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$36.4	$—
Accounts receivable, net of allowances of $4.8 and $4.4 as of March 31, 2020 and December 31, 2019, respectively	123.8	101.2
Inventories, net	209.0	137.2
Prepaid expenses and other current assets	9.8	5.7
Total current assets	379.0	244.1

PROPERTY AND EQUIPMENT, NET	261.2	196.5
OTHER ASSETS
Goodwill	30.3	8.6
Intangible assets, net	2.9	3.0
Other assets	1.5	2.0
Total other assets	34.7	13.6
TOTAL ASSETS	$674.9	$454.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Lines of credit, net	$131.7	$72.5
Floor plan payable – new equipment	131.0	87.7
Floor plan payable – used and rental equipment	31.5	112.5
Current portion of long-term debt	7.8	7.1
Accounts payable	45.2	31.1
Customer deposits	6.1	7.2
Accrued expenses	20.7	16.0
Other current liabilities	9.2	9.3
Total current liabilities	383.2	343.4

LONG-TERM LIABILITIES
Long-term debt, net of current portion	139.5	86.5
Capital lease obligations, net of current portion	1.2	1.4
Buyback residual obligations, net of current portion	0.6	0.7
Guaranteed purchase obligation, net of current portion	8.4	9.0
Lease liability, net of current portion	3.3	3.7
Deferred tax liability	5.8	—
Other liabilities	4.1	3.1
Warrant liability	—	29.6
TOTAL LIABILITIES	$546.1	$477.4
COMMITMENTS AND CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 29,511,359 and 7,300,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—
Additional paid-in capital	178.8	—
Treasury stock	(2.9)	—
Retained deficit	(47.1)	(23.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	128.8	(23.2)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$674.9	$454.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2020	2019
Revenues:
New and used equipment sales	$82.2	$44.8
Parts sales	28.7	16.5
Service revenue	30.2	17.2
Rental revenue	25.2	17.0
Rental equipment sales	14.2	6.8
Net revenue	$180.5	$102.3

Cost of revenues:
New and used equipment sales	72.4	39.7
Parts sales	19.6	10.9
Service revenue	11.4	6.2
Rental revenue	4.9	3.5
Rental depreciation	12.9	8.5
Rental equipment sales	12.2	6.0
Cost of revenue	$133.4	$74.8

Gross profit	$47.1	$27.5

General and administrative expenses	51.1	25.3
Depreciation and amortization expense	1.0	0.6
Total general and administrative expenses	52.1	25.9

(Loss) income from operations	$(5.0)	$1.6

Other income (expense)
Interest expense, floor plan payable – new equipment	(1.0)	(0.7)
Interest expense – other	(4.9)	(3.8)
Other income	0.4	0.3
Loss on extinguishment of debt	(7.6)	—
Total other income (expense)	$(13.1)	$(4.2)

Loss before taxes	$(18.1)	$(2.6)

Income tax benefit	(1.1)	—

Net loss	$(17.0)	$(2.6)

Basic and diluted loss per share	$(0.91)	$(0.36)

Basic and diluted weighted average common shares outstanding	18,767,981	7,300,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2019	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	(17.0)	—	(17.0)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	(6.9)	—	(6.9)
Equity infusion from reverse recapitalization, net of transaction costs	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	300,000	—	3.1	—	—	3.1
Repurchases of common stock	—	—	—		(2.9)	(2.9)
Balance at March 31, 2020	29,511,359	$—	$178.8	$(47.1)	$(2.9)	$128.8

Balance at December 31, 2018	7,300,000	$—	$—	$(12.2)	$—	$(12.2)
Net loss	—	—	—	(2.6)	—	(2.6)
Balance at March 31, 2019	7,300,000	$—	$—	$(14.8)	$—	$(14.8)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net loss	$(17.0)	$(2.6)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	13.9	9.1
Inventory obsolescence	0.5	0.5
Gain on sale of assets	(0.1)	—
Gain on sale of rental fleets	(2.0)	(0.8)
Provision for bad debt	0.4	0.4
Loss on debt extinguishment	7.6	—
Amortization of debt discount and debt issuance costs	0.3	0.2
(Repayment) accrual of paid-in-kind interest	(11.2)	1.3
Share-based payment	3.1	—
Changes in deferred taxes	(1.1)	—
Changes in:
Accounts receivable	(3.5)	(20.3)
Inventories	(33.6)	(16.6)
Proceeds from rental fleets	14.4	9.4
Prepaid expenses and other assets	(0.4)	(2.8)
Proceeds from floor plans with manufacturers	94.2	64.8
Payments under floor plans with manufacturers	(120.7)	(51.8)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(2.1)	13.4
Deferred revenue	0.8	0.6
Leases and other liabilities	(0.6)	(1.4)
Net cash (used in) provided by operating activities	$(57.1)	$3.4

INVESTING ACTIVITIES
Proceeds from the sale of assets	0.1	—
Expenditures for rental fleets	(25.5)	(6.5)
Expenditures for property and equipment	(1.2)	(0.5)
Expenditures for acquisitions, net of cash acquired	(91.7)	—
Net activity on notes and land contract receivable	—	0.1
Net cash used in investing activities	$(118.3)	$(6.9)

FINANCING ACTIVITIES
Expenditures for debt issuance costs	(2.7)	—
Extinguishment of floor plans and line of credit	(132.9)	—
Extinguishment of long-term debt	(82.0)	—
Redemption of former shareholder notes payable	(6.7)	—
Extinguishment of warrant liability	(29.6)	—
Proceeds from lines of credit	220.2	3.1
Payments under lines of credit	(79.9)	—
Proceeds from floor plans with unaffiliated source	25.8	11.8
Payments under floor plans with unaffiliated source	(21.6)	(10.4)
Proceeds from issuance of long-term debt, net	149.4	0.2
Payments on long-term debt	(0.8)	(2.0)
Payments on capital lease obligations	(0.2)	(0.1)
Equity proceeds from reverse recapitalization, net	175.7	—
Repurchases of common stock	(2.9)	—
Net cash provided by financing activities	$211.8	$2.6

NET CHANGE IN CASH	36.4	(0.9)

Cash, Beginning of year	—	1.5
Cash, End of period	$36.4	$0.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15.2	$3.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Alta Equipment Group, Inc. (formerly known as B. Riley Principal Merger Corp.) (individually or as sometimes collectively together with its direct and indirect subsidiaries referred to herein as the “Company”), was incorporated in Delaware on October 30, 2018 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.  On February 14, 2020, the Company consummated a reverse recapitalization pursuant to which the Company acquired Alta Equipment Holdings, Inc. pursuant to an agreement and plan of merger between the Company, BR Canyon Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Alta Equipment Holdings, Inc. and Ryan Greenawalt.  This business merger will be referred to as “reverse recapitalization” throughout this document.

In connection with the reverse recapitalization, Merger Sub merged with and into Alta Equipment Holdings, Inc., with Alta Equipment Holdings, Inc. surviving the reverse recapitalization as a direct, wholly owned subsidiary of the Company, and the Company changed its name from B. Riley Principal Merger Corp. to Alta Equipment Group, Inc.

The Company and Alta Equipment Holdings, Inc. are the holding companies for Alta Enterprises, LLC.  Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC.

The Company is engaged in the retail sale, service, and rental of lift trucks and construction equipment in the states of Michigan, Illinois, and Indiana as well as the Northeastern part of the United States and Florida.

Unless the context otherwise requires, the use of the terms “the Company”, “we,” “us,” and “our” in these notes to the unaudited consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. Certain amounts in the prior year have been reclassified to conform with the presentation in the current year.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the three months period ended March 31, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020, (the “Registration Statement”), from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Registration Statement on Form S-1, filed on March 25, 2020.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Subsequent to this characterization international, federal, state, and local public health and governmental authorities have taken extraordinary measures to contain and combat the outbreak and spread of COVID-19. These actions include travel restrictions, local quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to drastically reduce or cease customary operations.

Consistent with the actions taken by governmental authorities, virtually all of our sales and back office operations employees have been working remotely since mid-March in order to reduce the spread of COVID-19.  In addition, the manufacturing operations of a number of the manufacturers that supply us with parts and equipment have been drastically reduced during the course of the COVID-19 pandemic.

COVID-19’s impact on our 2020 financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers and the speed with which economic conditions and demand for our products return to pre-COVID-19 levels.

The Company started to experience reduced business activity around mid-March. We expect this to continue into April as a result of the shutdowns in the automobile industry.  While we are unable to quantify the full impact at this time, we expect our full year 2020 results to be adversely affected by COVID-19. The extent of COVID-19’s impact on our future operations and the demand for our products will depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses.

We believe we have sufficient liquidity to fund our operations for at least the next twelve months as we work through the COVID-19 recovery.  If there are significant delays in reopening the economy or the demand for our products and services does not recover as quickly as anticipated, we may take additional actions to further reduce costs and/or seek additional financing.

Use of Estimates

The COVID-19 outbreak has caused significant disruptions to national and global economies. Our businesses are designated as critical infrastructure companies by the government and, as such, have remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact.

 The nature of our business requires that we make estimates and assumptions in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19.

 The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was no a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company concluded that it was not necessary to perform an interim impairment test for the long-lived assets as of and for the period ended March 31, 2020.

Goodwill

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

The Company’s share price reduction as a result of the ongoing COVID-19 pandemic during the first quarter of 2020, was determined to be a triggering event for impairment testing under ASC 350. The Company performed an interim quantitative impairment analysis and the fair value of reporting units was determined based on valuation techniques using the best available information, primarily cash flow projections. We determined no goodwill impairment exists for the period ended March 31, 2020.  There can be no assurance that anticipated financial results will be achieved. Future goodwill impairments could be recognized should economic uncertainty continue and result in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.

Offering Costs and Transaction Expenses

The Company incurred costs directly attributable to its initial public offering, such as underwriter, registration and filing fees along with direct incremental legal, accounting, and professional fees relating to the Business Combination. The Company evaluated all the fees and approximately $2.6 million of expenses were recorded as an offset against proceeds of the reverse recapitalization. As of December 31, 2019, there were $0.7 million deferred as prepaid expenses and other current assets in our accompanying Consolidated Balance Sheets. These were deferred until completion of the reverse recapitalization, at which time $0.4 million were reclassified to additional paid-in capital as a reduction of the proceeds. Recurring and other incremental organizational costs including accounting and legal fees that were not directly attributable to the offering were expensed as incurred.

Income Taxes

The Company is a newly formed corporation for the income tax purposes.  Alta Enterprises, LLC was historically and remains a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income (loss).  There is no federal income tax expense (benefit) reflected in the Company’s financial statements for any period prior to the reverse recapitalization on February 14, 2020.  As the activity resides in Alta Enterprises, LLC, the income tax impact to the Company represents the current income tax calculated at the Consolidated Return level, (“Alta Equipment Group, Inc and Subsidiaries”), and the deferred impact of the interest in the lower tier partnership.

When looking at the Consolidated Return filer, and considering the operating entity is a 100% owned partnership, the Company uses the guidance in FASB ASC Topic 740 - Income Taxes, asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. Deferred income tax assets are subject to valuation allowance considerations to recognize only amounts that are more likely than not to be ultimately realized.

Equity and Warrants

In conjunction with the reverse recapitalization, the Company made changes to its capital stock. The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 201,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of common stock, (the “Common Stock”) and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of March 31, 2020, no shares of preferred stock issued have been issued.  As a result of the reverse recapitalization, the shares issued to Alta Equipment Holdings, Inc. shareholders in connection with the transaction are reflected as if they were issued and outstanding beginning on January 1, 2019.

As of March 31, 2020, there were warrants outstanding to acquire 8,668,750 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants will expire five years after the completion of our initial reverse recapitalization or earlier upon redemption or liquidation.

New Accounting Pronouncements

Pronouncements Not Yet Adopted

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”) that replaces the existing leasing guidance. Topic 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged.

The Company is still assessing the impact Topic 842 will have on its future revenue and expenses. The new accounting standard is effective for the annual reporting period ended December 31, 2021 with an effective date of January 1, 2021, and the interim reporting periods beginning January 1, 2022. Early adoption is permitted. Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements as well as the available transition methods.

Financial Instruments — Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument.

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 is effective for the annual reporting period beginning on or after December 15, 2021. The Company believes ASU 2016-13 will only have applicability to the Company’s receivables from revenue transactions, or trade receivables, except those arising from rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. The Company is currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on the consolidated financial statements or existing internal controls.

NOTE 3 — REVENUE RECOGNITION

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. For agreements with multiple performance obligations, which are rare, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, the Company generally allocates sales prices to each distinct performance obligation based on the observable selling price.

The Company enters into various equipment sales transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment if it guarantees the repurchase of the sold equipment back or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. Rather, these transactions are accounted for in accordance with ASC 840, Lease Accounting (“Topic 840”).

Lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At March 31, 2020 and December 31, 2019, the total lease liability relating to these various equipment sale transactions amounted to $5.0 million and $5.5 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $11.7 million and $12.5 million as of March 31, 2020 and December 31, 2019, respectively.

The Company also enters into various rental agreements whereby owned equipment is leased to customers. Revenue from the majority of rental agreements is recognized over the term of the agreement in accordance with Topic 840. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

Deferred Revenue

Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to both service sales agreements and rental agreements as of March 31, 2020 and December 31, 2019 was $5.5 million and $4.7 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s revenues as presented in the Consolidated Statement of Operations for the period ended March 31, 2020 and 2019 by revenue type, and by the applicable accounting standard.

	Three months ended March 31, 2020			Three months ended March 31, 2019
Consolidated Statement of Operations	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$82.2	$82.2	$—	$44.8	$44.8
Parts sales	—	28.7	28.7	—	16.5	16.5
Service revenue	—	30.2	30.2	—	17.2	17.2
Rental revenue	25.2	—	25.2	17.0	—	17.0
Rental equipment sales	—	14.2	14.2	—	6.8	6.8
Net revenue	$25.2	$155.3	$180.5	$17.0	$85.3	$102.3

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Leases revenues (Topic 840)

New and used equipment sales:    The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under Topic 840.

Rental revenue:    Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 are discussed below. Substantially all of the Company’s revenues under Topic 606 are recognized at a point in time rather than over time.

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return.

Parts sales:    Revenues from the sale of parts are recognized at the time of pick-up by the customer for over the counter sales transactions. For parts that are shipped to a customer, the Company elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment. The Company does not offer material rights of return.

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $4.0 million and $3.5 million for the period ended March 31, 2020 and 2019, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales:    Certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred as title has been transferred.

Contract costs

The Company does not recognize assets associated with the incremental costs of obtaining a contract with a customer that the Company expects to recover (for example, a sales commission). Most of the Company’s revenue is recognized at a point in time or over a period of one year or less, and the Company has used the practical expedient that allows it to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The amount of the costs associated with the revenue recognized over a period of greater than one year is insignificant.

Receivables and contract assets and liabilities

The Company has contract assets associated with contracts with customers. Contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. Deferred revenue associated with service contracts represents the unearned portion of revenue related to guaranteed maintenance contracts for customers covering equipment purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract.

Payment terms

The Company’s revenues do not include material amounts of variable consideration under Topic 606. Payment terms may vary by the type of customer, location, and the type of products or services offered. The time between invoicing and when payment is due is not significant, and contracts do not generally include a significant financing component. Contracts with customers do not generally result in significant obligations associated with returns, refunds or warranties.

Contract estimates and judgments

The Company’s revenues accounted for under Topic 606 generally do not require significant estimates or judgments as the transaction price is generally fixed and clearly stated in the customer contracts. Contracts generally do not include multiple performance obligations, and accordingly do not require estimates of the standalone selling price for each performance obligation. Substantially all of the Company’s revenues are recognized at a point in time and the timing of the satisfaction of the applicable performance obligations is readily determinable. The Company’s revenues under Topic 606 are generally recognized at the time of delivery to, or pick-up by, the customer.

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases 17 out of its 43 operating facilities from three related party real estate entities related through common ownership. Total rent expense under these lease agreements for both the three months ended March 31, 2020 and March 31, 2019 was $1.3  million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2020	2019
New equipment	$149.9	$92.8
Used equipment	33.0	25.2
Work in process	3.7	3.3
Parts	32.0	24.8
Gross Inventory	$218.6	$146.1
Accumulated depreciation	(7.1)	(7.0)
Inventory reserve	(2.5)	(1.9)
	$209.0	$137.2

Direct labor of $1.3 million and $1.2 million incurred for open service orders were capitalized and included in work in process at both March 31, 2020 and December 31, 2019. The remaining work in process balances as of March 31, 2020 and December 31, 2019 primarily represent parts applied to open service orders.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2020	2019
Rental fleet	$350.8	$285.1
Equipment and leasehold improvements:
Machinery and equipment	3.8	3.4
Autos and trucks	6.2	4.6
Leasehold improvements	8.0	7.0
Office equipment	2.5	2.3
Computer equipment	8.2	6.2
Total Cost	$379.5	$308.6
Less: accumulated depreciation and amortization
Rental fleet	(105.3)	(100.0)
Equipment and leasehold improvements	(13.0)	(12.1)
Total accumulated depreciation and amortization	(118.3)	(112.1)
	$261.2	$196.5

Total depreciation and amortization on property and equipment was $13.8 million and $9.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $3.9 million and $3.5 million, and accumulated amortization balances totaling $1.6 million and $1.3 million, as of March 31, 2020 and December 31, 2019, respectively. Of the $350.8 million and $285.1 million of rental fleet, $17.3 million and $18.4 million were represented by GPO assets as of March 31, 2020 and December 31, 2019, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of March 31, 2020 and December 31, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Total
Balance, December 31, 2019	$4.8	$3.8	$8.6
Additions	2.7	19.0	21.7
Balance, March 31, 2020	$7.5	$22.8	$30.3

See Note 14, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of March 31, 2020 and December 31, 2019 were as follows (amounts in millions):

	March 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$5.4	$(2.9)	$2.5	$5.4	$(2.8)	$2.6
Non-compete agreements	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Tradenames	0.7	(0.4)	0.3	0.7	(0.4)	0.3
Total	$6.5	$(3.6)	$2.9	$6.5	$(3.5)	$3.0

Amortization of intangible assets during each of the three months ended March 31, 2020 and March 31, 2019 was approximately $0.1 million and $0.0 million, respectively.

The Company reviewed its finite-lived intangible assets for impairment and determined that none of the assets were impaired as of March 31, 2020.

NOTE 9 — LINES OF CREDIT AND FLOOR PLANS

Effective February 14, 2020, the Company amended and restated its credit facility with its first lien lender by entering into the Fifth Amended and Restated ABL First Lien Credit Agreement (“Amended and Restated Credit Agreement”) and the facility thereunder, the “ABL Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein.

In connection with the Amended and Restated Credit Agreement, the Company amended and restated its floor plan facility with its first lien lender by entering into the Fifth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement” and the facility thereunder, the “Floor Plan Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lender JP Morgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger.

The Amended and Restated Credit Agreement, among other things, (i) moved the $85 million floor plan financing facility of the Fourth Amended and Restated First Lien Credit Agreement out of syndication and into the Floor Plan Credit Agreement,  (ii) increased the total aggregate amount of indebtedness of all floor plans from $220 million to $225 million, (iii) increased the revolving line of credit borrowing capacity from $110 million to $300 million, and (iv) modified certain financial covenants.

The Floor Plan Credit Agreement, among other things, (i) modified the floor plan financing facility with its first lien lender from $85 million to $40 million, and (ii) modified certain financial covenants.

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of March 31, 2020, the Company had an outstanding ABL Facility balance of $133.4 million, excluding unamortized debt issuance costs. The effective interest rate was 2.8% at March 31, 2020.

The Company has Floor Plan Facility with its first lien lender to finance new and used inventory and rental fleet equipment. This Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the first lien lender floor plan facility is LIBOR plus an applicable margin. The effective interest rate at March 31, 2020 was 4.3%. The floor plan is collateralized by substantially all assets of the Company. As of March 31, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $33.9 million, excluding unamortized debt issuance costs.

In relation to information regarding to our former line of credit and floor plans as of December 31, 2019, please refer to the “Lines of Credit and Floor Plans” footnote in our Registration Statement on Form S-1, filed with the SEC on March 25, 2020.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers for new and used inventory and rental equipment, each with borrowing capacities ranging from $10 million to $82.0 million. Primarily, the Company utilizes the facilities for purchases of new equipment inventories.  Certain floor plans provide for a five to twelve-month interest only or deferred payment periods. In addition, certain floor plans provide for interest and principal free terms at the suppliers’ discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. When this occurs, the related OEM captive lender floor plan payable becomes due to be paid at the time the equipment being financed is sold.

With the acquisitions of Liftech Equipment Companies, Inc. (“Liftech”) and FlaglerCE Holdings, LLC (“Flagler”), the Company’s floor plan financing facilities with its OEM capital lenders and suppliers were amended to include the new locations and new entity, Alta Construction Equipment Florida, LLC.   The floor plan financing facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of March 31, 2020 ranged from 4.5% to 5.5%. As of March 31, 2020, the Company had an outstanding balance on these floor plans of $128.7 million.

The total aggregate amount of indebtedness related to floor plan financing activities (including the first lien lender floor plan) facility cannot exceed $225.0 million at any time. Total borrowings related to floorplan financing activities as of March 31, 2020 was $162.6 million excluding unamortized debt issuance costs. For the three months ended March 31, 2020 the Company recognized interest expense associated with new equipment financed under its floor plan facilities of $1.0 million.

Maximum borrowings under the floor plans and ABL Facility are limited to $525 million. The total amount outstanding as of March 31, 2020 was $296.0, exclusive of debt issuance and deferred financings costs of $1.6 million.

NOTE 10 — LONG-TERM DEBT

         In connection with the reverse recapitalization, the Company entered into a new Note Purchase Agreement (the “Term Loan”) dated as of February 3, 2020, for the purposes of, among other things, (i) financing the reverse recapitalization, (ii) financing the acquisitions of Flagler and Liftech; and (iii) providing for the repayment and refinance of a portion of the Company’s prior existing debt.

Notes Payable — Senior Lien Holder

On December 27, 2017, the Company entered into a Note Purchase Agreement (the “Prior Note Purchase Agreement”) with a lender with an initial note commitment of $40 million, plus an additional delayed draw note commitment of $20 million. On April 31, 2018 and July 31, 2018, the Company borrowed $3.5 million and $5 million, respectively, against the $20 million delayed draw commitment. On May 1, 2019, the Company borrowed an additional $11.5 million against the $20 million delayed draw commitment. The notes were subject to payment-in-kind (PIK) interest at 10% on any unpaid principal amount from the date of issue through repayment, with all PIK interest added to the outstanding principal. The balance at December 31, 2019 included the initial note commitment of $40 million and delayed draws totaling $20 million, plus PIK interest of approximately $11.2 million, accrued from the initial funding date through the end of the year. The note was secured by a second priority lien on substantially all of the assets of the Company, including a pledge of equity interests, and were to mature on June 27, 2023. In connection with the December 27, 2017 note, warrants were issued enabling the purchase of 25% of the common units outstanding on a fully diluted basis at $0.01 per warrant unit.

On February 14, 2020, in connection with the reverse recapitalization and in conjunction with entering into the Amended and Restated Credit Agreement and Term Loan, the Company repaid this note payable in full, completely discharging the Company of any obligations to the lender.

Subordinated Debt

On December 27, 2017, the Company entered into notes payable to former shareholders of Alta Equipment Company, Inc., the Company’s former parent Company. The notes were unsecured, were subject to interest at 5%, with rights subordinated to the first lien lender and second lien lender. During the term of the notes, the Company paid holders’ semi-annual installments of accrued interest but maintained the option to capitalize such accrued interest amounts into the principal sum of each note. The notes were to mature December 2027.

On February 14, 2020, in connection with the reverse recapitalization, and in conjunction with entering into the Amended and Restated Credit Agreement and Term Loan, the Company repaid in full the subordinated debt to the former shareholders of Alta Equipment Company and terminated all commitments and discharged all guarantees related to those agreements. As of March 31, 2020, the Company no longer has subordinated debt on its Consolidated Balance Sheet.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second priority lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Term Loan, the Company retired the Prior Note Purchase Agreement. The term loan is payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of March 31, 2020, the effective interest rate was 9.8%. The Term loan is collateralized by substantially all assets of the Company.

As of March 31, 2020, outstanding borrowings under the term loan were $147.3 million, which included $7.7 million deferred financing costs and original issue discounts at 3.5%.

Notes Payable — OEM Captive Lender

On May 9, 2014, the Company entered into a Master Note Agreement with an OEM captive lender. These notes were payable in monthly installments, with interest ranging from 3.29% to 4.99%. The notes were secured by the specific assets financed and were to mature at various dates through October 2024.

On February 14, 2020, in connection with the reverse recapitalization, the Company repaid in full the balance of the notes payable to the OEM captive lender. As of March 31, 2020, there were no notes payable to an OEM captive lender on our Consolidated Balance Sheet.

Extinguishment of  Debt

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $7.6 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations. Of the $7.6 million loss on the extinguishment of debt, $3.9 million represented early call premiums that the Company paid to the holders of its Senior Lien Notes and OEM Captive Lender as a result of repurchasing both notes prior to their maturity. The remaining balance represented the write off of deferred financing fees related to the extinguishment of these debt facilities.

The Company’s long-term debt consists of the following (amounts in millions):

	March 31,	December 31,
	2020	2019
Term Loan	$155.0	$—
Senior lien holder	—	71.2
OEM captive lender	—	14.8
Subordinated debt	—	6.7
First lien lender – term loan	—	4.3
Subtotal	$155.0	$97.0
Unamortized debt issuance costs	(2.2)	(2.5)
Debt discount	(5.5)	(0.9)
Total debt	$147.3	$93.6
Less: Current maturities of long-term debt, net	(7.8)	(7.1)
Long-term debt, net	$139.5	$86.5

As of March 31, 2020, the Company was in compliance with the financial covenants set forth in its debt agreements.

NOTE 11 — CONTINGENCIES

Guarantees

As of March 31, 2020, and December 31, 2019, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $2.9 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

Legal Proceedings

During the three months ended March 31, 2020 and March 31, 2019, various claims and lawsuits, incidental to the ordinary course of business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 12 — INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statement in the period of enactment. The deferred tax liabilities and assets for the Company represent the difference between the financial statement and tax basis of the partnership interest in Alta Enterprises, LLC. As such, the Company is using the single line item approach.

The income tax benefit for the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Federal taxes-current	$—	$—
Federal taxes-deferred	0.8	—
State taxes-current	—	—
State taxes-deferred	0.3	—
	$1.1	$—

The Company recorded an income tax benefit of $1.1 million and $0 for the three months ended March 31, 2020 and 2019, respectively. For the period ended March 31, 2019, the Company was not in existence and therefore does not have a comparable period. The income tax benefit covers the period starting with the reverse recapitalization on February 14, 2020 through the period ended March 31, 2020.  The income tax results from the period January 1, 2020 through the day prior to the reverse recapitalization will be recognized by the predecessor.  The income tax benefit of $1.1 million for the three months ended March 31, 2020 was primarily driven by the level of pre-tax loss of $4.1 million for the period from February 14, 2020 to March 31, 2020. The effective income tax rate for the period from February 14, 2020 to March 31, 2020 of 25.7% was affected by non-deductible expenses and state income taxes.

As of March 31, 2020, the Company had $5.8 million of net deferred tax liabilities. As discussed above, this represents the GAAP to tax difference in the basis of the underlying partnership, Alta Enterprises, LLC.  This basis difference mirrors the GAAP to tax differences within the partnership, which primarily relate to property and equipment assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

NOTE 13 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of March 31, 2020 and December 31, 2019.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

The Company granted warrants to purchase 33,333.33 shares of common units in connection with the stock purchase and redemption that occurred on December 27, 2017. The warrants had an exercise price of $0.01 and included a conditional put option, allowing the holder to require the Company to purchase the outstanding warrants, via a settlement upon the following events: (1) upon 75% repayment of senior indebtedness, (2) change in control from a sale transaction, and (3) the maturity of the related debt, which require the Company to settle the warrants in cash. The warrants were to expire December 27, 2027. The warrants also included a limited call right, where in the event of a sale transaction, the Company had the right to redeem, in cash, all the warrants simultaneously at a per common share price equal to the per unit set for the sale transaction.

On February 14, 2020, the Company consummated its reverse recapitalization.

The Company recorded the warrants issued based on the fair value at the date of grant and re-measured at each balance sheet date. The fair value of warrants classified as liabilities at the date of grant was estimated using a market approach. The market-based approach valuation methodology was primarily a using participants in the industry of industrial and heavy-equipment retailing, wholesaling, and rental. A range of multiples was established taking company-specific risks into consideration and applied to Alta’s reported EBITDA to derive an implied enterprise value. To derive equity value, interest-bearing debt was removed.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company redeemed all the warrants outstanding at December 31, 2019 upon closing of the reverse recapitalization on February 14, 2020 and as of March 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheet.

NOTE 14 — BUSINESS COMBINATIONS

Flagler

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Flagler for a total purchase price of $74.6 million, which was paid out of funds from the closing of the reverse recapitalization.

The estimated fair values of assets acquired, and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. The Company expects the goodwill recognized to be 100% deductible for income tax purposes.

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Cash	$0.4
Accounts Receivable	15.1
Inventory	37.5
Prepaid and other assets	0.5
Property and equipment	50.7
Goodwill	19.0
Total Assets	$123.2

Floor plan payable	(30.2)
Accounts payable	(14.0)
Accrued expenses	(4.1)
Other long term liabilities	(0.2)
Total Liabilities	$(48.6)

Net Assets Acquired	$74.6

Assets acquired net of cash	$74.2

Liftech

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Liftech for a total purchase price of $17.5 million, which was paid out of funds from the closing of the reverse recapitalization.

The estimated fair values of assets acquired, and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. The Company expects the goodwill recognized to be 100% deductible for income tax purposes.

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Accounts receivable	$4.4
Inventory	9.6
Other current & non-current assets	2.6
Property, plant, and equipment	5.9
Goodwill	2.7
Total Assets	$25.2

Floor plan payable	(6.0)
Accounts payable and accrued expenses	(1.6)
Other liabilities	(0.1)
Total Liabilities	$(7.7)

Net Assets Acquired	$17.5

Northland Industrial Truck Co., Inc.

On May 1, 2019, the Company purchased the assets of Northland Industrial Truck Co., Inc., or NITCO, for a total purchase price of $65.6 million. In connection with the purchase, NITCO, LLC was created.

The goodwill of $1.0 million arising from the acquisition consists largely of an assembled workforce and is expected to be deductible for income tax purposes. The total balance of goodwill was allocated to the Industrial Equipment segment.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The fair value of accounts receivable was determined based on amounts considered recoverable through subsequent collection.

The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values.

Costs and expenses related to the acquisition have been expensed as incurred in operating expenses. Total acquisition costs expensed were approximately $0.3 million.

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Accounts receivable	$13.9
Other current & non-current assets	0.5
Inventory	35.7
Guaranteed purchase obligation asset	9.7
Property, plant, and equipment	18.8
Identifiable intangible assets	3.3
Goodwill	1.0
Total Assets	$82.9

Accounts payable	(5.2)
Guaranteed purchase obligation liability	(9.7)
Capital lease obligations	(1.3)
Other liabilities	(1.1)
Total Liabilities	$(17.3)

Net Assets Acquired	$65.6

Pro forma financial information

The Company completed the Flagler acquisition on February 14, 2020. Therefore, operating results of Flagler are included in the Company’s Consolidated Statement of Operations from February 14, 2020. Pursuant to ASC 805, pro forma disclosures should be reported whenever the year or interim period of the acquisition is presented. Since the Flagler acquisition was completed in the period ended March 31, 2020, the pro forma information below gives effect to the Flagler acquisition as if the acquisition occurred on January 1, 2020.

	For the three months ended March 31, 2020 (amounts in millions)
	The Company	Flagler	Total
Total revenues	$180.5	$25.8	$206.3

Net income (loss)	$(17.0)	$(0.1)	$(17.1)

Pro forma financial information

The Company completed the NITCO acquisition on May 1, 2019. Therefore, operating results of NITCO are included in the Company’s Consolidated Statement of Operations from May 1, 2019. Pursuant to ASC 805, pro forma disclosures should be reported whenever the year or interim period of the acquisition is presented. Since the NITCO acquisition was completed in the period ended December 31, 2019, the pro forma information below gives effect to the NITCO acquisition as if the acquisition occurred on January 1, 2019.

The Company, for this presentation, prorated NITCO pro forma financial information presented in our Registration Statement on Form S-1, filed with the SEC on March 25, 2020.

	For the three months ended March 31, 2019 (amounts in millions)
	The Company	NITCO	Flagler	Total

Total revenues	$102.3	$34.1	$41.8	$178.2

Net income (loss)	$(2.6)	$0.4	$0.1	$(2.1)

The Liftech acquisition was not deemed material for proforma financial information disclosure.

NOTE 15 — SEGMENTS

The Company has two reportable segments: Industrial Equipment and Construction Equipment. The Company’s segments are determined based on management structure, which is organized based on types of products sold, as described in the following paragraph. The operating results for each segment are reported separately to the Company’s Chief Executive Officer to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Industrial Equipment segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, and Indiana, as well as parts of the northeastern United States. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan and Illinois.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the quarter ended March 31, 2020, Corporate incurred $7.6 million in debt extinguishment fees, $7.6 million in transaction costs and other expenses associated with the reverse recapitalization.

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2020 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$42.3	$39.9	$—	$82.2
Parts sales	15.0	13.7	—	28.7
Service revenue	20.6	9.6	—	30.2
Rental revenue	11.5	13.7	—	25.2
Rental equipment sales	5.2	9.0	—	14.2
Total revenue	$94.6	$85.9	$—	$180.5

Interest expense	1.5	2.4	2.0	5.9
Depreciation and amortization	5.2	8.7	—	13.9
Net income (loss)	$1.5	$(2.4)	$(16.1)	$(17.0)

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$21.5	$23.3	$—	$44.8
Parts sales	9.0	7.5	—	16.5
Service revenue	11.8	5.4	—	17.2
Rental revenue	5.9	11.1	—	17.0
Rental equipment sales	—	6.8	—	6.8
Total revenue	$48.2	$54.1	$—	$102.3

Interest expense	0.9	2.0	1.6	4.5
Depreciation and amortization	2.7	6.4	—	9.1
Net income (loss)	$0.7	$(1.3)	$(2.0)	$(2.6)

The following table presents the Company’s identified assets by reportable segment for the three months ended March 31, 2020 and the year ended December 31, 2019 (amounts in millions):

	March 31, 2020	December 31, 2019
Segment assets:
Industrial equipment	$233.6	$207.5
Construction equipment	399.5	246.0
Corporate	41.8	0.7
Total assets	$674.9	$454.2

NOTE 16 — SUBSEQUENT EVENTS

 In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely.  In response to the expected economic impact of the COVID-19 pandemic, our senior executive officers volunteered to accept pay reductions, we implemented an employee furlough program and have taken various other cost savings measures to prioritize preserving our liquidity position during these uncertain times until our customers are able to resume and sustain more normalized business operations.

Although we have been deemed an “essential” business in all of our geographies, COVID-19’s impact on our 2020 financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers and the speed with which economic conditions and demand for our products and service offerings return to pre-COVID-19 levels.  While we are unable to quantify the impact at this time, we expect our full year 2020 results to be adversely affected by COVID-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Prospectus filed as part of our S-1 Registration Statement as filed with the U.S. Securities and Exchange Commission on March 25, 2020. This discussion contains “forward-looking statements” reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

The impact of the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity. On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Subsequent to this characterization international, federal, state, and local public health and governmental authorities have taken extraordinary measures to contain and combat the outbreak and spread of COVID-19. These actions include travel restrictions, local quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to drastically reduce or cease customary operations.

The pandemic has resulted, and may continue to result, in significant economic disruption that has and may likely continue to adversely affect our business.

In mid-March, the Company started to see a slowdown in its business activity, initially and primarily in the automotive industry and in the state of Michigan due to its customers being impacted by the COVID-19 pandemic. The Company expects this situation to continue into the second quarter and potentially beyond. As of the time of this filing, we are unable to predict the exact impact the COVID-19 pandemic will have on our business. However, we are able to address our response to the pandemic, and how COVID-19 may impact our results and financial condition going forward.

COVID-19’s impact on the Company’s 2020 financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on the Company’s customers and suppliers and the speed with which economic conditions and demand for the Company’s products return to pre-COVID-19 levels.  While the Company is unable to precisely quantify the impact on ongoing earnings, it expects the full year 2020 results to be adversely affected by COVID-19.

Based on business conditions as of the date of this filing, the Company believes it has sufficient liquidity to fund operations for at least the next twelve months, as we work through the COVID-19 recovery.  If there are significant delays in reopening the economy or the demand for its products and services does not recover as quickly as anticipated, the Company may take additional actions to further reduce costs and/or seek additional financing.

Remote Work Arrangements

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely. The remote work arrangements currently remain in place and will remain in place until the state or local governments in the locations housing our operations commence “phasing in” return to normal work arrangements. Our remote work arrangements have been designed to allow for continued operation of non-revenue producing business-critical functions, including finance and accounting, human resources and information systems.

Liquidity

Our first quarter revenue generated from operations remained strong.  Although we have been deemed an “essential” business in all of our geographies, many of our customers have been drastically impacted by COVID-19 and while we are unable to anticipate the impact of the pandemic on our full year 2020 financial performance we believe we have sufficient liquidity to fund our operations for at least the next twelve months as we work through the COVID-19 recovery.  In response to the expected economic impact of the COVID-19 pandemic and in order to preserve our liquidity, our senior executive officers volunteered to accept pay reductions, we implemented an employee furlough program and have taken various other cost savings measures to prioritize preserving our liquidity position during these uncertain times until our customers are able to resume and sustain more normalized business operations.

If there are significant delays in reopening the economy or the demand for our products and services does not recover as quickly as anticipated, we may take additional actions to further reduce costs and/or seek additional financing.

Safety Protocols

We have established new safety protocols intended to help protect the health and safety of our workforce as many of them have continued to provide services to our customers in the field or within our branch infrastructure during the COVID-19 outbreak. The protocols include health related screening upon entering our premises, requiring face mask use in our facilities, providing additional personal protective equipment when job requirements do not permit following social distancing guidelines and rigorous facility cleaning protocols.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not indented to guaranty future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•

the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages, supply chain disruptions, negative impacts on customer payment policies and adverse banking and governmental regulations, resulting in a potential reduction to the fair value of our assets;

•	federal, state, and local budget uncertainty, especially as it relates to infrastructure projects;
•	the performance and financial viability of key suppliers, contractors, customers, and financing sources;
•	economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or sales channels;
•	our success in identifying acquisition targets and integrating acquisitions;
•	our success in expanding into and doing business in additional markets;
•	the competitive environment for our products and services;
•	our ability to continue to innovate and develop new business lines and to attract and retain key personnel;
•	our ability to maintain our listing on the New York Stock Exchange;
•	the impact of cyber or other security threats or other disruptions to our businesses; and
•	our ability to realize the anticipated benefits of acquisitions or divestitures or internal reorganizations.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Registration Statement on Form S-1, initially filed with the SEC on March 25, 2020, respectively.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in the U.S. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, cranes, earthmoving equipment and other industrial and construction equipment. We engage in five principal business activities in these equipment categories:

(i)     new equipment sales;

(ii)    used equipment sales;

(iii)   parts sales;

(iv)   repair and maintenance services; and

(v)    equipment rentals.

We have operated as an equipment dealership for 35 years and have developed a branch network that includes 43 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof.

Within its territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with the leading industrial and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a Top 4 Hyster-Yale dealer nationally and multi-year recipient of the Volvo Dealer of the Year award.

Business Segments

We have two reportable segments: Industrial Equipment and Construction Equipment. Our segments are determined based on management structure, which is organized based on types of products sold and geographic areas, as described in the following paragraph. The operating results for each segment are reported separately to our Chief Executive Officer (our chief operating decision maker) to make decisions regarding the allocation of resources, to assess our operating performance and to make strategic decisions.

The Industrial Equipment segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, as well as parts of the northeastern United States including Massachusetts, Maine, Connecticut, New Hampshire, New York, Vermont, and Rhode Island. The Industrial Equipment segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, and NITCO, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois and Florida. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services LLC and Alta Construction Equipment Florida, LLC.

Alta Equipment Group, Inc. , Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal entities noted above that make up each segment. In addition to being a holding company, Alta Enterprises, LLC also holds corporate debt, debt extinguishment fees, transaction costs associated with the reverse recapitalization, and has minor activity all together.

Acquisitions

Flagler

On February 14, 2020, the Company acquired all the assets of Flagler for a total purchase price of $74.6 million, which was paid out of funds from the closing of the reverse recapitalization. The acquisition expands our heavy equipment segment into the Florida construction market, scales our relationship with a major OEM and provides an opportunity for us to deploy our aftermarket strategies in a robust construction market.

Liftech

On February 14, 2020, the Company acquired all the assets of Liftech for a total purchase price of $17.5 million, which was paid out of funds from closing of the reverse recapitalization. The acquisition primarily expands our materials handling segment into the upstate New York market, scales our relationship with a major OEM and provides an opportunity for Alta to drive market share with allied products in the region.

Northland Industrial Truck Co., Inc.

On May 1, 2019, we purchased the assets of Northland Industrial Truck Co., Inc. for a total purchase price of $65.6 million. In connection with the purchase, NITCO LLC was created. The acquisition expands our business into the New England market providing Alta a growth platform on the East Coast of the United States.  The acquisition adds a best-in-class full-service materials handling and construction equipment dealer with operations in Massachusetts, Connecticut, New Hampshire and Maine.

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales.    We sell new heavy construction and industrial equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, and JCB. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts.

Used Equipment Sales.    We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party lease arrangement, or equipment that has been designated for disposal and has been transferred to our used inventory from our rental fleet. Used equipment sales made in our territories, like new equipment sales, generate parts and services business for us, as well.

Parts Sales.    We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEM’s with which we have exclusive dealership agreements to sell new equipment.

Service Support.    We provide maintenance and repair services for customer-owned equipment and to our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale services infrastructure that we believe differentiates us from our competitors. Approximately half of our employees are skilled service technicians. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

Equipment Rentals.    We rent heavy construction, aerial, industrial, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which we believe to be well maintained, consists of approximately 6,200 pieces of equipment having an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $333.5 million. The original acquisition cost of our rental fleet excludes the value of assets associated with the guaranteed purchase obligations. In addition to being a core business, our rental business also creates cross-selling opportunities for us in sales and service support activities.

Rental Equipment Sales.    We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately high-margin parts and services revenue for us.

General and Administrative expenses.    These costs are made up of three main components: personnel costs, operational costs, and occupancy costs. Personnel costs are made up of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, information technology, office and shop supplies, general corporate costs, depreciation on non-sales related assets, and intangible amortization. Occupancy costs are made up of all expenses related to office and administrative working space, including rent, utilities, property taxes, and building insurance.

Other Income (Expense).    This section of the financial statements is mostly made up of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by manufacturer floor plan arrangements, a working capital line-of-credit, and a second lien notes payable. Manufacturer floor plans payable are financing arrangements for new, used inventory and rental equipment. Also included in this section of the financials are non-recurring costs, in particular expenses associated with the extinguishment of debt.

Results of Operations

Three months ended March 31, 2020 compared to three month ended March 31, 2019

Consolidated Results

			Percent of Revenue
	Three months ended March 31,		Three months ended March 31,		Increase (Decrease) 2020 versus 2019
	2020	2019	2020	2019
Revenues:
New and used equipment sales	$82.2	$44.8	45.5%	43.8%	$37.4	83.5%
Parts sales	28.7	16.5	15.9%	16.1%	12.2	73.9%
Service revenue	30.2	17.2	16.7%	16.8%	13.0	75.6%
Rental revenue	25.2	17.0	14.0%	16.6%	8.2	48.2%
Rental equipment sales	14.2	6.8	7.9%	6.6%	7.4	108.8%
Net revenue	$180.5	$102.3	100.0%	100.0%	$78.2	76.4%

Cost of revenues:
New and used equipment sales	72.4	39.7	40.1%	38.8%	32.7	82.4%
Parts sales	19.6	10.9	10.9%	10.7%	8.7	79.8%
Service revenue	11.4	6.2	6.3%	6.1%	5.2	83.9%
Rental revenue	4.9	3.5	2.7%	3.4%	1.4	40.0%
Rental depreciation and amortization	12.9	8.5	7.1%	8.3%	4.4	51.8%
Rental equipment sales	12.2	6.0	6.8%	5.9%	6.2	103.3%
Cost of revenue	$133.4	$74.8	73.9%	73.1%	$58.6	78.3%

Gross profit	$47.1	$27.5	26.1%	26.9%	$19.6	71.3%

General and administrative expenses	51.1	25.3	28.3%	24.7%	25.8	102.0%
Depreciation and amortization expense	1.0	0.6	0.6%	0.6%	0.4	66.7%
Total general and administrative expenses	$52.1	$25.9	28.9%	25.3%	$26.2	101.2%

(Loss) income from operations	$(5.0)	$1.6	(2.8)%	1.6%	$(6.6)	(412.5)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(1.0)	(0.7)	(0.6)%	(0.7)%	(0.3)	42.9%
Interest expense – other	(4.9)	(3.8)	(2.7)%	(3.7)%	(1.1)	28.9%
Other income	0.4	0.3	0.2%	0.3%	0.1	33.3%
Loss on extinguishment of debt	(7.6)	—	(4.2)%	—	(7.6)	NA
Total other income (expense)	$(13.1)	$(4.2)	(7.3)%	(4.1)%	$(8.9)	211.9%

Loss before taxes	$(18.1)	$(2.6)	(10.0)%	(2.5)%	(15.5)	596.2%

Income tax provision (benefit)	(1.1)	—	(0.6)%	—	(1.1)	NA

Net loss	$(17.0)	$(2.6)	(9.4)%	(2.5)%	$(14.4)	553.8%

Revenues:    Consolidated revenues increased by $78.2 million, or 76.4%, to $180.5 million for the period ended March 31, 2020 as compared to the same period last year. The largest drivers of this period over period increase were the acquisitions of NITCO, Flagler, and Liftech occurring in May 2019, February 2020, and February 2020, respectively. All revenue streams increased as a result of these acquisitions. Further promoting the quarter over quarter increase in revenue is the growth in our Illinois operations, especially in the Construction segment. New and used equipment particularly benefited from the acquisitions, having added $30.4 million of the $37.4 million increase experienced quarter over quarter. New and used equipment additionally benefited from increased sales volume within our existing markets, representing a 15.7% organic increase quarter over quarter. Organically, parts and service increases continued to be driven by an increased demand for maintenance on aging equipment previously sold to our customers. Broadly, our parts and service revenue increases quarter over quarter came as the result of the acquisitions made in 2019 and 2020. Incorporating the acquisitions into the sales mix, parts and service remained consistent as a percentage of total revenue, with equipment sales, both in terms of new and used as well as rental equipment sales, increased quarter over quarter.  Rental revenue as a percentage of total revenue reduced when taking into account the acquired results.

Gross profit (GP):

	Three months ended March 31,		Change
	2020	2019
Consolidated:	GP%	GP%	GP%
New and used equipment sales	11.9%	11.4%	0.5%
Parts sales	31.7%	33.9%	(2.2)%
Service revenue	62.3%	64.0%	(1.7)%
Rental revenue	29.4%	29.4%	—
Rental equipment sales	14.1%	11.8%	2.3%

Consolidated gross profit	26.1%	26.9%	(0.8)%

The consolidated gross profit for the three months ended March 31, 2020 was 26.1%, a 0.8% decline from the 26.9% for the same period in 2019. New and used equipment margins improved slightly in the first quarter compared to the same time last year, led by margin improvements in the industrial segment. Parts and service gross margins decreased as a whole, in part due to the relative growth experienced between the Construction and Industrial segments.  The Construction segment, whose parts and service margins are typically lower than those of Industrial, outpaced the growth of the Industrial segment, resulting in an overall lower margin on higher sales volumes. In the quarter ended March 31, 2020 rental equipment sales margins were up slightly from last year, and in line with expectations given the value of the rental fleet.

General and Administrative expenses:    Consolidated general and administrative (G&A) expenses increased by $25.8 million to $51.1 million for the three months ended March 31, 2020 compared to the same period last year. This increase was mainly driven by the impact of NITCO acquisition along with recent acquisitions and $7.6 million of transaction costs associated with activities directly attributable to the reverse recapitalization. Outside of the reverse recapitalization and acquisition activities, G&A expenses also increased in support of enterprise-wide growth.

Other Income (expense):    Consolidated other expense increased by $8.9 million compared to the same period last year. This change was primarily attributable to the $7.6 million loss on debt extinguishment. The increase in interest expense was due to increased floorplan interest rates, increased utilization and greater borrowings associated with financing acquisition activity.

Provision for income taxes:    Income tax benefit for the three months ended March 31, 2020 was $1.1 million compared to $0 for the three months ended March 31, 2019.  This benefit was the result of the level of pre-tax loss for the period from February 14, 2020 to March 31, 2020.

Industrial Equipment Results:

			Percent of Revenue
	Three months ended March 31,		Three months ended March 31,		Increase (Decrease) 2020 versus 2019
	2020	2019	2020	2019
Revenues:
New and used equipment sales	$42.3	$21.5	44.7%	44.6%	$20.8	96.7%
Parts sales	15.0	9.0	15.9%	18.7%	6.0	66.7%
Service revenue	20.6	11.8	21.8%	24.5%	8.8	74.6%
Rental revenue	11.5	5.9	12.2%	12.2%	5.6	94.9%
Rental equipment sales	5.2	—	5.5%	—	5.2	—
Net revenue	$94.6	$48.2	100.0%	100.0%	$46.4	96.3%

Cost of revenues:
New and used equipment sales	36.4	19.2	38.5%	39.8%	17.2	89.6%
Parts sales	9.4	5.6	9.9%	11.6%	3.8	67.9%
Service revenue	7.6	4.4	8.0%	9.1%	3.2	72.7%
Rental revenue	2.0	1.2	2.1%	2.5%	0.8	66.7%
Rental depreciation	4.5	2.2	4.8%	4.6%	2.3	104.5%
Rental equipment sales	4.3	—	4.5%	—	4.3	—
Cost of revenue	$64.2	$32.6	67.9%	67.6%	$31.6	96.9%

Gross profit	$30.4	$15.6	32.1%	32.4%	$14.8	94.9%

General and administrative expenses	26.8	13.6	28.3%	28.2%	13.2	97.1%
Depreciation and amortization	0.7	0.5	0.7%	1.0%	0.2	40.0%
Total general and administrative expenses	$27.5	$14.1	29.1%	29.3%	$13.4	95.0%

Income from operations	$2.9	$1.5	3.1%	3.1%	$1.4	93.3%

Other income (expense)
Interest Expense, Floor plan payable – New Equipment	(0.6)	(0.3)	(0.6)%	(0.6)%	(0.3)	100.0%
Interest Expense – Other	(0.9)	(0.6)	(1.0)%	(1.2)%	(0.3)	50.0%
Other income	0.1	0.1	0.1%	0.2%	0.0	—
Total other income (expense)	$(1.4)	$(0.8)	(1.5)%	(1.7)%	(0.6)	75.0%
Net income	$1.5	$0.7	1.6%	1.5%	$0.8	114.3%

Revenues:    Industrial Equipment segment revenues increased by 96.3% to $94.6 million for the three months ended March 31, 2020 as compared to the same period last year. All revenue streams increased quarter over quarter primarily due to the acquisitions of NITCO and Liftech in May 2019 and February 2020, respectively. The acquisitions had the largest effect on new and used equipment sales, having accounted for $18.5 million of the $20.8 million increase, and service revenue, having accounted for $8.3 million of the $8.8 million increase. The acquisitions also effected the majority of the quarter over quarter increase in parts, rental, and rental equipment sales, however, the industrial segment maintained organic revenue growth over the periods of 11.6%.

Gross profit (GP):

	Three months ended March 31,		Change
	2020	2019
Industrial Equipment:	GP%	GP%	GP%
New and used equipment sales	13.9%	10.7%	3.2%
Parts sales	37.3%	37.8%	(0.5)%
Service revenue	63.1%	62.7%	0.4%
Rental revenue	43.5%	42.4%	1.1%
Rental Equipment Sales	17.3%	—	17.3%

Segment gross profit	32.1%	32.4%	(0.3)%

Industrial Equipment gross profit margins declined slightly on growth of $14.8 million on a nominal basis, moving to 32.1% in the three months period ended March 31, 2020 from 32.4% compared to the same period in 2019. The overall decline can be attributed to the rental equipment sales in 2020 causing a shift in the overall sales mix to a lower gross margin sales category. Removing for the impact of the rental equipment sales, overall margins experienced an increase quarter over quarter. The Industrial segment acquisitions, NITCO and Liftech, had the impact of raising overall new and used equipment profit margins, exceeding our historical experiences in our existing geographies, bringing new higher-margin sales opportunities from customers of the acquired companies. Overall, parts, service and rental margins remained relatively stable for the Industrial segment, experiencing only slight margin differences when comparing the quarters. Broadly, the acquisitions have shown to solidify the profitability of our Industrial segment.

General and administrative expenses:   Industrial Equipment general and administrative (G&A) expenses increased by 97.1% to $26.8 million for the three months ended March 31, 2020 as compared to the same period last year. This increase was primarily due to the inclusion of the G&A from the Industrial segment acquisitions, NITCO and Liftech. Excluding NITCO, general and administrative costs grew in a similar manner to revenue growth. NITCO’s G&A expense as a percentage of revenue was fairly consistent with the Industrial Equipment segment as a whole, such that G&A as a percentage of revenue remained consistent over the comparative quarters.

Other Income (expense):    Industrial Equipment other expense increased to ($1.4) million for the period ended March 31, 2020 as compared to the same period last year. This was primarily due to interest expense increasing by $0.6 million. The majority of this increase was due to the addition of debt related to the NITCO acquisition, as its assets were financed via our line of credit and floorplan financing facilities.

Construction Equipment Results

			Percent of Revenue
	Three months ended March 31,		Three months ended March 31,		Increase (Decrease) 2020 versus 2019
	2020	2019	2020	2019
Revenues:
New and used equipment sales	$39.9	$23.3	46.4%	43.1%	$16.6	71.2%
Parts sales	13.7	7.5	15.9%	13.9%	6.2	82.7%
Service revenue	9.6	5.4	11.2%	10.0%	4.2	77.8%
Rental revenue	13.7	11.1	15.9%	20.5%	2.6	23.4%
Rental equipment sales	9.0	6.8	10.5%	12.6%	2.2	32.4%
Net revenue	$85.9	$54.1	100.0%	100.0%	$31.8	58.8%

Cost of revenues:
New and used equipment sales	36.1	20.5	42.0%	37.9%	15.6	76.1%
Parts sales	10.1	5.2	11.8%	9.6%	4.9	94.2%
Service revenue	3.8	1.9	4.4%	3.5%	1.9	100.0%
Rental revenue	2.9	2.2	3.4%	4.1%	0.7	31.8%
Rental depreciation	8.4	6.3	9.8%	11.6%	2.1	33.3%
Rental equipment sales	7.9	6.0	9.2%	11.1%	1.9	31.7%
Cost of revenue	$69.2	$42.1	80.6%	77.8%	$27.1	64.4%

Gross profit	$16.7	$12.0	19.4%	22.2%	$4.7	39.2%

General and administrative expenses	16.6	11.3	19.3%	20.9%	5.3	46.9%
Depreciation and amortization	0.3	0.1	0.3%	0.2%	0.2	200.0%
Total general and administrative expenses	$16.9	$11.4	19.7%	21.1%	$5.5	48.2%

(Loss) income from operations	$(0.2)	$0.6	(0.2)%	1.1%	$(0.8)	(133.3)%

Other income (expense)
Interest Expense, Floor plan payable – New Equipment	(0.4)	(0.4)	(0.5)%	(0.7)%	—	—
Interest Expense – Other	(2.0)	(1.6)	(2.3)%	(3.0)%	(0.4)	25.0%
Other income	0.2	0.1	0.2%	0.2%	0.1	100.0%
Total other income (expense)	$(2.2)	$(1.9)	(2.6)%	(3.5)%	(0.3)	15.8%
Net loss	$(2.4)	$(1.3)	(2.8)%	(2.4)%	$(1.1)	84.6%

Revenues:    Construction Equipment segment revenues increased by 58.8% to $85.9 million for the three months ended March 31, 2020 as compared to the same period last year. As Flagler was acquired on February 14, 2020, the three months ended March 31, 2020 are positively influenced by the acquisition. However, we were able to increase revenues of the Construction segment organically by 18.6% quarter over quarter.  The organic growth can be attributed primarily to the Illinois and Indiana regions, where we continue to increase our market presence after being named the exclusive Volvo Construction Equipment dealer to the territory in late-2017. New and used equipment sales have fueled field population to allow for our parts and service revenues to increase as a percentage of total revenue. The Flagler acquisition expands our Construction Equipment segment into the robust Florida construction market, scales our relationship with a major OEM, and provides the opportunity for us to deploy our aftermarket strategies we’ve instituted in our existing territories.

Gross profit (GP):

	Three months ended March 31,		Change
	2020	2019
Construction Equipment:	GP%	GP%	GP%
New and used equipment sales	9.5%	12.0%	(2.5)%
Parts sales	26.3%	30.7%	(4.4)%
Service revenue	60.4%	64.8%	(4.4)%
Rental revenue	17.5%	23.4%	(5.9)%
Rental equipment sales	12.2%	11.8%	0.4%

Segment gross profit	19.4%	22.2%	(2.8)%

Construction Equipment gross profit decreased by 2.8% to 19.4% in the three months ended March 31, 2020 from 22.2% compared to the same period in 2019. This decline was attributable to the sales mix increase in new and used equipment sales, representing the lowest margin component of the business, as well as being influenced by lower gross profit margins associated with the Flagler acquisition. Despite growing revenues and gross profits in the higher margin parts and service departments, gross profit margins decreased as the overall sales mix shifted toward the growing Illinois market, with its traditionally lower service margin profile, and the Florida market, where the mix of service revenue is more heavily weighted toward lower-margin warranty work. New and used equipment sales margins were down versus the same period last year as larger fleet sales were delivered in greater volume during the quarter, with higher sales levels but lower margins. The rental margin decline quarter over quarter primarily relates to weaker revenue on fleet assets with fixed depreciation schedules.  Rental equipment sales margins remained relatively consistent period over period.

General and Administrative expenses:    Construction Equipment general and administrative (G&A) expenses increased by 46.9% to $16.6 million for the period ended March 31, 2020 as compared to the same period last year. The majority of this increase was attributable to the inclusion of Flagler, as well as the operational costs associated with growing the Illinois and Indiana territories, including the costs associated with service fleet vehicles to support increased technician headcount.

Other Income (expense):    Construction Equipment other expense increased to ($2.2) million for the period ended March 31, 2020 as compared to the same period last year. This was primarily due to interest expense increasing by $0.3 million. The increase in interest expense was due to increased interest rates and utilization of our working capital line of credit.

Liquidity and Capital Resources

Three months ended March 31, 2020 compared with three months ended March 31, 2019 Cash Flows

Cash Flow from Operating Activities.    Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2020, operating activities resulted in net cash used in operations of $57.1 million. Our reported net loss of $17.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, and the share-based payment, used cash outflows of $5.6 million. Changes in working capital included a $33.6 million increase in inventories, $26.5 million in net payments on manufacturer floor plans, a $3.5 million increase in accounts receivable, a $2.7 million decrease in accounts payable, accrued expenses, customer deposits, and other liabilities, and a $0.4 million cash outflows in prepaid expense and other assets. Cash flows from operating activities were positively impacted by a $14.4 million increase in proceeds from rental fleets, and a favorable change of $0.8 million in deferred revenue.

For the three months ended March 31, 2019, the cash provided by our operating activities was $3.4 million. Our reported net loss of $2.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, paid-in-kind interest, and provision for losses on accounts receivable, provided positive cash flows of $8.1 million. Cash flows from operating activities included $13.0 million of net proceeds from manufacturer floor plans, $9.4 million of proceeds from rental fleets, and  favorable changes of $14.0 million in accounts payable, accrued expenses, customer deposits, and other current liabilities, and deferred revenue. This was partially offset by a $20.3 million increase in accounts receivable, a $16.6 million increase in inventories, a $2.8 million increase in prepaid and other expenses along with unfavorable changes of $1.4 million in other liabilities.

Cash Flow from Investing Activities.    For the three months ended March 31, 2020, our cash used in investing activities was $118.3 million. The acquisition of Flagler and Liftech totaled $91.7 million and purchases of rental and non-rental property and equipment totaled approximately $26.7 million.

For the three months ended March 31, 2019, our cash used in investing activities was $6.9 million. This is mainly due to the purchases of rental and non-rental equipment totaled approximately $7.0 million.

Cash Flow from Financing Activities.    For the three months ended March 31, 2020, cash provided by financing activities was $211.8 million. The favorable impact is mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) for the three months ended March 31, 2020 were $140.3 million and $4.2 million, respectively. Additionally, net proceeds under long-term debt amounted to $149.4 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $2.9 million and a $1.0 million payment on long term debt and capital lease obligations.

For the three months ended March 31, 2019, cash provided by financing activities was $2.6 million. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) for the three months ended March 31, 2019 were $3.1 million and $1.4 million, respectively. Additionally, net proceeds under long-term debt amounted to $0.2 million partially offset by payments on long term debt of $2.0 million and capital lease obligations of $0.1 million.

Sources of Liquidity

The Company reported $36.4 million in cash for the three months ended March 31, 2020.

In conjunction with the reverse recapitalization, effective February 14, 2020, the Company amended and restated its credit facility with its first lien lender by entering into the Fifth Amended and Restated ABL First Lien Credit Agreement (“Amended and Restated Credit Agreement” and the facility thereunder, the “ABL Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein.

In connection with the Amended and Restated Credit Agreement, the Company amended and restated its floor plan facility with its first lien lender by entering into the Fifth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lender JP Morgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger.

The Amended and Restated Credit Agreement, among other things, (i) moved the $85 million floor plan financing facility of the Fourth Amended and Restated First Lien Credit Agreement out of syndication and into the Floor Plan Credit Agreement,  (ii) increased the total aggregate amount of allowed indebtedness of all floor plans from $220 million to $225 million, (iii) increased the revolving line of credit borrowing capacity from $110 million to $300 million, and (iv) modified financial covenants (as defined in the Amended and Restated Credit Agreement.

The Floor Plan Credit Agreement, among other things, (i) modified the floor plan financing facility with the Company’s first lien lender from $85 million to $40 million, and (ii) modified financial covenants (as defined in the Floor Plan Credit Agreement).

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of March 31, 2020, the Company had an outstanding revolving line of credit balance of $133.4 million, excluding unamortized debt issuance costs.

The Company has a floor plan financing facility with its first lien lender to finance new and used inventory and rental fleet equipment. This floor plan has a maximum borrowing capacity of $40 million. At March 31, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $33.9 million, excluding unamortized debt issuance costs.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

OEM captive lender and suppliers’ floor plans payable are financing arrangements for new and used inventory and rental equipment. We have such arrangements with several OEM captive lenders and suppliers each with borrowing capacities ranging from $10 million to $82.0 million. Certain floor plans provide for a five to twelve-month interest only or deferred payment period. In addition, these floor plan agreements provide for interest or principal free terms at the supplier’s discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. The related OEM captive lender floor plans payable is then paid at the time the equipment being financed is sold.

Maximum borrowings under the floor plans and the revolving line of credit are limited to $525 million. The total amount outstanding was $296.0, exclusive of debt issuance and deferred financings costs of $1.6 million

Term Loan

In connection with the reverse recapitalization, the Company entered into a new Note Purchase Agreement (the “Term Loan”) dated as of February 3, 2020, for the purposes of, among other things, (i) financing the reverse recapitalization, (ii) financing the acquisition of Flagler and Liftech, and (iii) providing for the repayment and refinance of a portion of the Company’s prior existing debt.

Effective February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Note Purchase Agreement, the Company retired its existing term loan facility.  The term loan is payable in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of March 31, 2020, the effective interest rate was 9.8%. The loan is collateralized by substantially all assets of the Company.

Extinguishment of  Debt

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $7.6 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations. Of the $7.6 million loss on the extinguishment of debt, $3.9 million represented early call premiums that the Company paid to the holders of its Senior Lien Holder and OEM Captive Lender as a result of repurchasing both notes prior to their maturity. The remaining balance represented the write off of deferred financing fees related to the extinguished debt facilities.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by our service-related operations and the sales of new, used and rental fleet equipment along with rentals of such equipment, proceeds from the issuance of debt, and borrowings available under our lines of credit and floor plans. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under lines of credit and flooring plans payable, fund acquisitions, and meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the above described uses will be the principal demands on our cash in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2020 was approximately $32.2 million, including $6.7 million of transfers from new and used inventory to rental fleet. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2020, we had $139.1 million of available borrowings under the revolving line of credit and floor plans.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the significant disruptions in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Critical accounting policies

In the preparation of consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. The Company also has other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Registration Statement on Form S-1, initially filed with the SEC on March 25, 2020, respectively.

Evaluation of Goodwill Impairment

Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborating the results based on the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., EBITDA) of companies engaged in the same or similar line of business. We believe the combination of these valuation approaches, yields the most appropriate evidence of fair value.

We review goodwill for impairment utilizing a one-step process in which we compare the fair value of each of our reporting units’ net assets to the respective carrying value of net assets. If the carrying value of a reporting unit’s net assets is less than its fair value, then we do not recognize an impairment. If the carrying amount of a reporting unit’s net assets is greater than its fair value, we recognize a goodwill impairment for the amount of the excess of the net assets over the fair value.

Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.

The Company’s share price reduction as a result of the ongoing COVID-19 pandemic during the first quarter of 2020, was determined to be a triggering event for impairment testing under ASC 350. As such, the Company performed an interim quantitative impairment analysis and determined that goodwill related to the Company’s reporting units was not impaired as of  March 31, 2020.

Off Balance Sheet Transactions

As of March 31, 2020, we did not have any “off-balance-sheet arrangements”, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.  However, the discussion of our business and operations should be read together with the Risk Factors set forth in the Prospectus that constitutes part of our registration statement on Form S-1 and our Annual Report on Form 10-K for the year ended December 31, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

In addition, the following risk factor supplements the “Risk Factors” included in the Prospectus that constitutes part of our registration statement on Form S-1 and our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with these risk factors:

The Company’s financial condition and results of operations may be adversely affected by public health issues, including epidemics or pandemics such as COVID-19. We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Subsequent to this characterization international, federal, state, and local public health and governmental authorities have taken extraordinary measures to contain and combat the outbreak and spread of COVID-19. These actions include travel restrictions, local quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to drastically reduce or cease customary operations. Changes in consumer behavior, pandemic fears, market downturns and restrictions on business and individual activities resulting from COVID-19 and governmental response to it has led to reduced global economic activity and created significant volatility.

The economic slowdown attributable to COVID-19 has led to a global decrease in equipment utilization and leasing activity and this decline could become more substantial if the pandemic results in a sustained recession or other financial crisis. Moreover, as a result of “stay at home” orders and consumer reaction to the pandemic, our sales and service operations have curtailed normal activities which has led to reduced revenue related to products and services we sell and lease.  The extent and duration of the reduced demand is uncertain.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers and whether the pandemic leads to recessionary conditions in our key markets. Moreover, our supply chain may be disrupted because of COVID-19 impact to the operations of the part and equipment manufacturers who supply us with products.

The COVID-19 pandemic may also exacerbate other risks disclosed in the section entitled “Risk Factors” in the Prospectus that constitutes part of our registration statement on Form S-1 and Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2020, the Company’s Board of Directors authorized a program to repurchase up to $10 million of the Company’s common stock.  Between March 3 and March 31, 2020, the Company repurchased a total of 472,182 shares of common stock at purchase prices per share ranging from $4.0219 to $8.5432. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Company suspended its share repurchase program in March 2020 in response to actions taken around the impact of the Covid-19 pandemic.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A12B/A (File No. 001-38864) filed by the Company on February 14, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A12B/A (File No. 001-38864) filed by the Company on February 14, 2020).
10.1

Fifth Amended and Restated ABL First Lien Credit Agreement, dated February 3, 2020, among the B. Riley Principal Merger Corp., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 4, 2020).

10.2

Note Purchase Agreement, dated February 3, 2020, among B. Riley Principal Merger Corp., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, the purchasers party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 4, 2020).

10.3

Fifth Amended and Restated Floor Plan First Lien Credit Agreement, dated February 3, 2020, among B. Riley Principal Merger Corp., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 4, 2020).

10.4

Form of Securities Purchase Agreement, by and among B. Riley Principal Merger Corp., BRC Partners Opportunity Fund, LP  and the Purchaser named therein (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K12B (File No. 001-38864) filed by the Company on February 14, 2020).

10.5

Amendment to Subscription Agreement, dated February 12, 2020, by and between B. Riley Principal Merger Corp. and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K12B (File No. 001-38864) filed by the Company on February 14, 2020).

10.6

Registration Rights Agreement, dated February 14, 2020, by and among B. Riley Principal Merger Corp. and Ryan Greenawalt, Robert Chiles, Anthony Colucci, Craig Brubaker, Alan Hammersley, Richard Papalia, Paul Ivankovics and Jeremy Cionca (incorporated by reference to Exhibit 10.2 of the Form 8-A12B/A (File No. 001- 38864) filed by the Company on February 14, 2020).

10.7	Alta Equipment Group Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by the Company on January 23, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: May 14, 2020	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)