Form 10-Q
period 2020-06-30
ALTA EQUIPMENT GROUP INC.
filed 2020-08-13
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 29,511,359 shares of Common Stock, $0.0001 par value, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$6.4	$—
Accounts receivable, net of allowances of $5.7 and $4.4 as of June 30, 2020 and December 31, 2019, respectively	120.0	101.2
Inventories, net	206.7	137.2
Prepaid expenses and other current assets	10.0	5.7
Total current assets	343.1	244.1

PROPERTY AND EQUIPMENT, NET	280.3	196.5
OTHER ASSETS
Goodwill	21.7	8.6
Intangible assets, net	17.1	3.0
Other assets	2.1	2.0
Total other assets	40.9	13.6
TOTAL ASSETS	$664.3	$454.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Lines of credit, net	$109.3	$72.5
Floor plan payable – new equipment	119.1	87.7
Floor plan payable – used and rental equipment	45.9	112.5
Current portion of long-term debt	7.8	7.1
Accounts payable	49.3	31.1
Customer deposits	7.3	7.2
Accrued expenses	21.5	16.0
Other current liabilities	15.2	9.3
Total current liabilities	375.4	343.4

LONG-TERM LIABILITIES
Long-term debt, net of current portion	137.9	86.5
Capital lease obligations, net of current portion	1.0	1.4
Buyback residual obligations, net of current portion	0.8	0.7
Guaranteed purchase obligation, net of current portion	7.7	9.0
Lease liability, net of current portion	3.1	3.7
Deferred tax liability	17.5	—
Other liabilities	6.7	3.1
Warrant liability	—	29.6
TOTAL LIABILITIES	$550.1	$477.4
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 1,000,000 authorized and no shares outstanding at June 30, 2020	$—	$—
Common stock, $0.0001 par value, 29,511,359 and 7,300,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	180.4	—
Treasury stock	(2.9)	—
Retained deficit	(63.3)	(23.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	114.2	(23.2)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues:
New and used equipment sales	$95.1	$61.2	$177.3	$106.0
Parts sales	28.1	20.6	56.8	37.1
Service revenue	28.4	22.7	58.6	39.9
Rental revenue	26.0	22.1	51.2	39.1
Rental equipment sales	14.5	9.3	28.7	16.1
Net revenue	$192.1	$135.9	$372.6	$238.2

Cost of revenues:
New and used equipment sales	83.5	53.5	155.9	93.2
Parts sales	19.4	13.6	39.0	24.5
Service revenue	11.0	8.1	22.4	14.3
Rental revenue	4.5	3.6	9.4	7.1
Rental depreciation	15.0	10.7	27.9	19.2
Rental equipment sales	12.4	7.8	24.6	13.8
Cost of revenue	$145.8	$97.3	$279.2	$172.1

Gross profit	$46.3	$38.6	$93.4	$66.1

General and administrative expenses	43.7	32.8	94.8	58.1
Depreciation and amortization expense	1.7	0.7	2.7	1.3
Total general and administrative expenses	45.4	33.5	97.5	59.4

Income (loss) from operations	$0.9	$5.1	$(4.1)	$6.7

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.3)	(0.8)	(1.3)	(1.5)
Interest expense – other	(5.4)	(4.2)	(10.3)	(8.0)
Other income	0.3	0.3	0.7	0.6
Loss on extinguishment of debt	—	—	(7.6)	—
Total other income (expense)	$(5.4)	$(4.7)	$(18.5)	$(8.9)

(Loss) income before taxes	$(4.5)	$0.4	$(22.6)	$(2.2)

Income tax benefit	(0.4)	—	(1.5)	—

Net (loss) income	$(4.1)	$0.4	$(21.1)	$(2.2)

Basic and diluted (loss) income per share	$(0.14)	$0.05	$(0.88)	$(0.31)

Basic and diluted weighted average common shares outstanding	29,039,177	7,300,000	23,903,579	7,300,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at March 31, 2020	29,511,359	$—	$178.8	$(47.1)	$(2.9)	$128.8
Net loss	—	—	—	(4.1)	—	(4.1)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	(12.1)	—	(12.1)
Disgorgement of short swing profits	—		1.6	—	—	1.6
Repurchases of common stock	—	—	—	—	—	—
Balance at June 30, 2020	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2

	Three Months Ended June 30, 2019
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at March 31, 2019	7,300,000	$—	$—	$9.6	$—	$9.6
Net income	—	—	—	0.4	—	0.4
Balance at June 30, 2019	7,300,000	$—	$—	$10.0	$—	$10.0

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30, 2020
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2019	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	(21.1)	—	(21.1)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	(19.0)	—	(19.0)
Equity infusion from reverse recapitalization, net of transaction costs	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	1.6	—	—	1.6
Repurchases of common stock	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2020	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2

	Six Months Ended June 30, 2019
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2018	7,300,000	$—	$—	$12.2	$—	$12.2
Net loss	—	—	—	(2.2)	—	(2.2)
Balance at June 30, 2019	7,300,000	$—	$—	$10.0	$—	$10.0

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net loss	$(21.1)	$(2.2)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	30.6	20.5
Amortization of debt discount and debt issuance costs	0.6	0.4
Inventory obsolescence	0.9	0.9
Gain on sale of assets	(0.1)	—
Gain on sale of rental equipment	(4.1)	(2.3)
Provision for bad debt	2.1	0.8
Loss on debt extinguishment	7.6	—
(Repayment) accrual of paid-in-kind interest	(11.2)	2.9
Share-based payment	3.1	—
Changes in deferred taxes	(1.5)	—
Changes in:
Accounts receivable	3.2	(8.2)
Inventories	(80.5)	(36.7)
Proceeds from sale of rental equipment	28.7	16.1
Prepaid expenses and other assets	(1.2)	(1.6)
Proceeds from floor plans with manufacturers	176.7	127.7
Payments under floor plans with manufacturers	(192.0)	(133.6)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	3.4	8.3
Leases and other liabilities	0.7	(0.7)
Net cash used in operating activities	$(54.1)	$(7.7)

INVESTING ACTIVITIES
Proceeds from the sale of assets	0.1	—
Expenditures for rental equipment	(23.3)	(14.0)
Expenditures for property and equipment	(2.2)	(1.2)
Expenditures for acquisitions, net of cash acquired	(98.0)	(65.7)
Net cash used in investing activities	$(123.4)	$(80.9)

FINANCING ACTIVITIES
Expenditures for debt issuance costs	(2.7)	—
Extinguishment of floor plans and line of credit	(132.9)	—
Extinguishment of long-term debt	(82.0)	—
Redemption of former shareholder notes payable	(6.7)	—
Extinguishment of warrant liability	(29.6)	—
Proceeds from lines of credit	270.7	88.6
Payments under lines of credit	(152.9)	(38.3)
Proceeds from floor plans with unaffiliated source	46.0	52.5
Payments under floor plans with unaffiliated source	(46.7)	(27.4)
Proceeds from issuance of long-term debt, net	149.4	15.2
Payments on long-term debt	(2.7)	(3.5)
Payments on capital lease obligations	(0.4)	—
Equity proceeds from reverse recapitalization, net	175.7	—
Proceeds from disgorgement of short swing profits	1.6	—
Repurchases of common stock	(2.9)	—
Net cash provided by financing activities	$183.9	$87.1

NET CHANGE IN CASH	6.4	(1.5)

Cash, Beginning of year	—	1.5
Cash, End of period	$6.4	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20.7	$6.2

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

The Company and Alta Equipment Holdings, Inc. are the holding companies for Alta Enterprises, LLC.  Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC, and PeakLogix, LLC.

The Company is engaged in the retail sale, service, and rental of lift trucks and construction equipment in the states of Michigan, Illinois, Indiana, Virginia and Florida as well as the Northeastern part of the United States.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the six months ended June 30, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Registration Statement”), from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

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

The Company’s response to the global COVID-19 pandemic has been measured, swift and determined with an emphasis on health and safety, operating costs and liquidity. Consistent with the actions taken by governmental authorities, virtually all of our sales and back office operations employees began working remotely in mid-March in order to reduce the spread of COVID-19. Broadly, as the Company was deemed “essential” by state and local governments, our facilities were able to remain open, albeit at reduced capacity during the beginning of the second quarter.  As of June 30, 2020, all of our branches are fully operational although some of our administrative employees continued to work remotely.  Despite the Company remaining operational during the second quarter of

2020, certain segments of our customer base were negatively impacted by COVID-19 and, as such, our revenues were negatively impacted as well. To mitigate the impact of reduced revenues, the Company implemented various cost savings measures in the second quarter of 2020.  These cost savings measures were temporary in nature and were minimized as increased demand for our products and services returned toward the end of the quarter.

COVID-19’s impact on our second-half 2020 financial results and beyond will depend on future developments, such as the duration and scope of the outbreak and the potential for future “shelter in place” orders that could impact our employees, customers and suppliers.  Although we’ve seen improvements as a result of the easing of various restrictions, we expect our full year 2020 results to be adversely affected by COVID-19.

We believe we have sufficient liquidity to fund our operations as we work through the COVID-19 recovery.  However, if there are future “shelter in place” orders or similar measures taken in the geographies that we operate in and the demand for our products and services is adversely impacted, we may take additional actions to further reduce costs and/or seek additional financing.

Use of Estimates

The COVID-19 outbreak has caused significant disruptions to national and global economies. Our businesses are designated as critical infrastructure companies by the government and, as such, have remained open. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. While we continue to expect this situation to be temporary, and we believe we have successfully navigated the second quarter of 2020, any longer-term impacts of COVID-19 (or a future pandemic of its nature) is currently difficult to predict with certainty.

The nature of our business requires that we make estimates and assumptions in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has an impact on the approach to these estimates and assumptions and will continue to do so. Any increased severity of the COVID outbreak and the related future financial impacts cannot be estimated at this time. Our estimates at the end of the second quarter assumed no material impact from the disruptions caused by COVID-19.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was no material impact to the Company’s consolidated financial statements as of and for the quarter ended June 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company concluded that it was not necessary to perform an interim impairment test for the long-lived assets as of and for the period ended June 30, 2020.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended June 30, 2020. It should be noted that at March 31, 2020, the Company’s share price reduction as a result of the ongoing COVID-19 pandemic during the first quarter of 2020, was determined to be a triggering event for impairment testing under ASC 350. The Company performed an interim quantitative impairment analysis and the fair value of reporting units was determined based on valuation techniques using the best available information, primarily cash flow projections. We determined no goodwill impairment existed for the period ended March 31, 2020.

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

Equity and Warrants

In conjunction with the reverse recapitalization, the Company made changes to its capital stock. The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 201,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of common stock, (the “Common Stock”) and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of June 30, 2020, no shares of preferred stock issued have been issued.  As a result of the reverse recapitalization, the shares issued to Alta Equipment Holdings, Inc. shareholders in connection with the transaction are reflected as if they were issued and outstanding beginning on January 1, 2019.

As of June 30, 2020, there were warrants outstanding to acquire 8,668,750 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants will expire five years after the completion of our initial reverse recapitalization or earlier upon redemption or liquidation.

New Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2020

Fair Value Measurement — Disclosure Framework (Topic 820)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, modifies, and adds certain disclosure requirements on fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. Entities were permitted to early adopt any eliminated or amended disclosures and delay adoption of the additional disclosure requirements until the effective date. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our on our consolidated financial statements and disclosures.

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

The Company is still assessing the impact Topic 842 will have on its future revenue and expenses. The new accounting standard is effective for the annual reporting period ended December 31, 2022 with an effective date of January 1, 2022, and the interim reporting periods beginning January 1, 2023. Early adoption is permitted. Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements as well as the available transition methods.

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

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. As amended by ASU 2019-10, the ASU 2016-13 is effective for the annual reporting period beginning on or after December 15, 2022. The Company believes ASU 2016-13 will only have applicability to the Company’s receivables from revenue transactions, or trade receivables, except those arising from rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. The Company is currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on the consolidated financial statements or existing internal controls.

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

The lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At June 30, 2020 and December 31, 2019, the total lease liability relating to these various equipment sale transactions amounted to $4.6 million and $5.5 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $11.0 million and $12.5 million as of June 30, 2020 and December 31, 2019, respectively.

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

The Company also enters into contracts with customer where it provides automated equipment installation and system integration services. Revenue from the installation services are recognized over time as the performance obligation is satisfied, determined by the percentage of completion or input method, measured by the percentage of costs incurred to the estimated total costs for each contract.

Deferred Revenue

The Company recognizes deferred revenue with respect to service sales, rental agreements and automated equipment installation and system integration services. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to service sales agreements, rental agreements and automated equipment installation and system integration services as of June 30, 2020 and December 31, 2019 was $10.9 million and $4.7 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statement of Operations for the three months and six months ended June 30, 2020 and 2019 by revenue type, and by the applicable accounting standard.

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$95.1	$95.1	$—	$61.2	$61.2
Parts sales	—	28.1	28.1	—	20.6	20.6
Service revenue	—	28.4	28.4	—	22.7	22.7
Rental revenue	26.0	—	26.0	22.1	—	22.1
Rental equipment sales	—	14.5	14.5	—	9.3	9.3
Net revenue	$26.0	$166.1	$192.1	$22.1	$113.8	$135.9

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$177.3	$177.3	$—	$106.0	$106.0
Parts sales	—	56.8	56.8	—	37.1	37.1
Service revenue	—	58.6	58.6	—	39.9	39.9
Rental revenue	51.2	—	51.2	39.1	—	39.1
Rental equipment sales	—	28.7	28.7	—	16.1	16.1
Net revenue	$51.2	$321.4	$372.6	$39.1	$199.1	$238.2

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return.  The Company recognized $0.5 million in revenues for the year-to-date period ended June 30, 2020 from automated equipment installation and system integration services as performance obligation was satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $7.8 million and $7.2 million for the year-to-date period ended June 30, 2020 and 2019, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales:    The Company also sells rental equipment from our rental fleet, these sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. In some cases, certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred as title has been transferred.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both the six months ended June 30, 2020 and June 30, 2019 was $2.4 million and for both the three months ended June 30, 2020 and June 30, 2019 was $1.1 million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2020	2019
New equipment	$145.5	$92.8
Used equipment	34.3	25.2
Work in process	3.9	3.3
Parts	33.0	24.8
Gross Inventory	$216.7	$146.1
Accumulated depreciation	(7.2)	(7.0)
Inventory reserve	(2.8)	(1.9)
	$206.7	$137.2

Direct labor of $1.3 million and $1.2 million incurred for open service orders were capitalized and included in work in process at both June 30, 2020 and December 31, 2019. The remaining work in process balances as of June 30, 2020 and December 31, 2019 primarily represent parts applied to open service orders.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2020	2019
Rental fleet	$377.7	$285.1
Equipment and leasehold improvements:
Machinery and equipment	4.5	3.4
Autos and trucks	6.1	4.6
Leasehold improvements	8.2	7.0
Office equipment	2.5	2.3
Computer equipment	8.2	6.2
Total Cost	$407.2	$308.6
Less: accumulated depreciation and amortization
Rental fleet	(113.1)	(100.0)
Equipment and leasehold improvements	(13.8)	(12.1)
Total accumulated depreciation and amortization	(126.9)	(112.1)
	$280.3	$196.5

Total depreciation and amortization on property and equipment was $28.4 million and $19.2 million for the six months ended June 30, 2020 and 2019 and $14.6 million and $10.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $3.9 million and $3.5 million, and accumulated amortization balances totaling $1.9 million and $1.3 million, as of June 30, 2020 and December 31, 2019, respectively. Of the $377.7 million and $285.1 million of gross cost of rental fleet, $16.3 million and $18.4 million were represented by GPO assets as of June 30, 2020 and December 31, 2019, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of June 30, 2020 and December 31, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Total
Balance, December 31, 2019	$4.8	$3.8	$8.6
Additions	8.1	5.0	13.1
Balance, June 30, 2020	$12.9	$8.8	$21.7

See Note 14, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of June 30, 2020 and December 31, 2019 were as follows (amounts in millions):

	June 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$17.7	$(1.9)	$15.8	$5.4	$(2.8)	$2.6
Non-compete agreements	0.2	—	0.2	0.4	(0.3)	0.1
Tradenames	1.3	(0.2)	1.1	0.7	(0.4)	0.3
Total	$19.2	$(2.1)	$17.1	$6.5	$(3.5)	$3.0

Amortization of intangible assets were $0.6 million and $0.7 million for the three and six months ended June 30, 2020 and $0.0 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

The Company concluded there was no triggering event that constitutes the need to perform a finite-lived intangible assets for impairment for the period ended June 30, 2020.

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

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of June 30, 2020, the Company had an outstanding ABL Facility balance of $110.8 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at June 30, 2020.

The Company has Floor Plan Facility with its first lien lender to finance new and used inventory and rental fleet equipment. This Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the first lien lender floor plan facility is LIBOR plus an applicable margin. The effective interest rate at June 30, 2020 was 2.9%. The floor plan is collateralized by substantially all assets of the Company. As of June 30, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $29.0 million, excluding unamortized debt issuance costs.

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

With the recent acquisitions, the Company’s floor plan financing facilities with its OEM capital lenders and suppliers were amended to include the new locations and new entities. The floor plan financing facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of June 30, 2020 ranged from 3.1% to 4.2%. As of June 30, 2020, the Company had an outstanding balance on these floor plans of $136.1 million.

The total aggregate amount of indebtedness related to floor plan financing activities (including the first lien lender floor plan) facility cannot exceed $225.0 million at any time. Total borrowings related to floorplan financing as of June 30, 2020 was

$165.1 million excluding unamortized debt issuance costs. For the six months ended and three months ended June 30, 2020 the Company recognized interest expense associated with new equipment financed under its floor plan facilities of $1.3 million and $0.3 million.

Maximum borrowings under the floor plans and ABL Facility are limited to $525 million. The total amount outstanding as of June 30, 2020 was $275.9 million, exclusive of debt issuance and deferred financings costs of $1.6 million.

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

On February 14, 2020, in connection with the reverse recapitalization, and in conjunction with entering into the Amended and Restated Credit Agreement and Term Loan, the Company repaid in full the subordinated debt to the former shareholders of Alta Equipment Company and terminated all commitments and discharged all guarantees related to those agreements. As of June 30, 2020, the Company has no subordinated debt on its Consolidated Balance Sheet.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second priority lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Term Loan, the Company retired the Prior Note Purchase Agreement. The term loan is payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of June 30, 2020, the effective interest rate was 9.8%. The Term loan is collateralized by substantially all assets of the Company.

As of June 30, 2020, outstanding borrowings under the term loan were $145.7 million, which included $7.4 million deferred financing costs and original issue discounts.

Notes Payable — OEM Captive Lender

On May 9, 2014, the Company entered into a Master Note Agreement with an OEM captive lender. These notes were payable in monthly installments, with interest ranging from 3.29% to 4.99%. The notes were secured by the specific assets financed and were to mature at various dates through October 2024.

On February 14, 2020, in connection with the reverse recapitalization, the Company repaid in full the balance of the notes payable to the OEM captive lender. As of June 30, 2020, there were no notes payable to an OEM captive lender on our Consolidated Balance Sheet.

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

The Company’s long-term debt consists of the following (amounts in millions):

	June 30,	December 31,
	2020	2019
Term Loan	$153.1	$—
Senior lien holder	—	71.2
OEM captive lender	—	14.8
Subordinated debt	—	6.7
First lien lender – term loan	—	4.3
Subtotal	$153.1	$97.0
Unamortized debt issuance costs	(2.2)	(2.5)
Debt discount	(5.2)	(0.9)
Total debt	$145.7	$93.6
Less: Current maturities of long-term debt, net	(7.8)	(7.1)
Long-term debt, net	$137.9	$86.5

As of June 30, 2020, the Company was in compliance with the financial covenants set forth in its debt agreements.

Promissory Note

On June 12, 2020, the Company acquired PeakLogix. As part of this acquisition agreement, the Company incurred a $1.0 million unsecured one-year promissory note at an interest rate of 6.0% on the unpaid principal sum. Due to the short-term nature of the note, this liability was included in “Other current liabilities” on the Consolidated Balance Sheet as of June 30, 2020.

NOTE 11 — CONTINGENCIES

Guarantees

As of June 30, 2020, and December 31, 2019, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $2.5 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

Legal Proceedings

During the six months ended June 30, 2020 and June 30, 2019, various claims and lawsuits, incidental to the ordinary course of business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

The income tax benefit for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal taxes-current	$—	$—	$—	$—
Federal taxes-deferred	0.4	—	1.2	—
State taxes-current	—	—	—	—
State taxes-deferred	—	—	0.3	—
	$0.4	$—	$1.5	$—

The Company recorded an income tax benefit of $0.4 million and $0 for the three months ended June 30, 2020 and 2019, income tax benefit of $1.5 million and $0 for the six months ended June 30, 2020 and 2019 respectively. For the period ended June 30, 2019, the Company was not in existence and therefore does not have a comparable period. The income tax benefit covers the period starting with the reverse recapitalization on February 14, 2020 through the period ended June 30, 2020.  The income tax results from the period January 1, 2020 through the day prior to the reverse recapitalization will be recognized by the predecessor.  The income tax benefit of $0.4 million and $1.5 for the three months and six months ended June 30, 2020, respectively, was primarily driven by the level of pre-tax loss of $6.8 million for the period from February 14, 2020 to June 30, 2020. The effective income tax rate for the period from February 14, 2020 to June 30, 2020 of 22.7% was affected by non-deductible expenses and state income taxes.

As of June 30, 2020, the Company had $17.4 million of net deferred tax liabilities. As discussed above, this represents the GAAP to tax difference in the basis of the underlying partnership, Alta Enterprises, LLC.  This basis difference mirrors the GAAP to tax differences within the partnership, which primarily relate to property and equipment assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. At this time, we plan to take advantage of both the payroll tax deferral and the employee retention credit.  We are currently evaluating the full impact of these provisions and recent IRS guidance, but note that any portion of accrued payroll tax not paid out by December 31, 2020 may not be deductible for income tax purposes in 2020.  Further evaluation is required to determine the current year impact.  With regard to the Employee Retention Credit, as this only impacts payroll taxes which are recorded in pre-tax income, there would be no impact on the income tax provision.

NOTE 13 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of June 30, 2020 and December 31, 2019.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

The Company granted warrants to purchase 33,333.33 shares of common units in connection with the stock purchase and redemption that occurred on December 27, 2017. The warrants had an exercise price of $0.01 and included a conditional put option, allowing the holder to require the Company to purchase the outstanding warrants, via a settlement upon the following events: (1) upon 75% repayment of senior indebtedness, (2) change in control from a sale transaction, and (3) the maturity of the related debt, which required the Company to settle the warrants in cash. The warrants were to expire December 27, 2027. The warrants also included a limited call right, where in the event of a sale transaction, the Company had the right to redeem, in cash, all the warrants simultaneously at the per common share price equal to the price set for the sale transaction.

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

The preceding methods described produced a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believed its valuation methods to be appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could have resulted in a different fair value measurement at the reporting date.

The Company redeemed all the warrants outstanding upon closing of the reverse recapitalization on February 14, 2020 and as of June 30, 2020, there were no warrant liabilities on the Consolidated Balance Sheet.

PeakLogix

The purchase agreement for the PeakLogix acquisition provides for earn-out payments of a minimum of $2.0 million up to $3.7 million which can be earned through June 30, 2025 based on meeting certain financial targets. The initial earn-out liability was recorded at net present value based on a probability weighted range of outcomes analysis. This analysis considered the earn-out payment thresholds, the minimum and maximum range of earn-out payments per the agreement and the expected future cash flows of PeakLogix. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the income statement. Going forward, volatility in the amount of PeakLogix’s actual results and forecasted scenarios could impact the fair value of this contingent consideration.

The contingent consideration liability represents the fair value of the future earn-out liability that the Company may be required to pay in conjunction with the acquisition of PeakLogix.

The following table sets forth, by level of hierarchy, the provisional fair value of contingent liability for the earn-out consideration at net present value as of June 30, 2020, which was presented in “Other liabilities” on the Consolidated Balance Sheet:

	June 30, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$2.3

NOTE 14 — BUSINESS COMBINATIONS

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total purchase cash consideration of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to a cap of $3.7 million to be paid out to former owners based on meeting certain financial targets through-out 5-year earn-out period. In connection with the purchase, PeakLogix LLC was created.

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

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Cash	$3.0
Accounts Receivable	4.6
Inventory	0.4
Other assets	0.2
Property and equipment	0.2
Goodwill	6.1
Total Assets	$14.5

Accounts payable	(1.5)
Accrued expenses	(0.1)
Other current liabilities	(3.9)

Total Liabilities	$(5.5)

Net Assets Acquired	$9.0

Assets acquired net of cash	$6.0

The following table summarizes the components of the purchase price at 6/12/2020:

Cash consideration paid	$5.7
Promissory Note	1.0
Earn-out liability	2.3
Total purchase price	$9.0

Flagler

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Flagler for a total purchase price of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the fair value of the assets acquired, and liabilities assumed have been recorded at the acquisition date of acquisition in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values.

The Company expects the goodwill recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Cash	$0.4
Accounts Receivable	15.1
Inventory	37.5
Prepaid and other assets	0.5
Property and equipment	50.7
Intangible Assets	14.0
Goodwill	5.0
Total Assets	$123.2

Floor plan payable	(29.0)
Accounts payable	(14.0)
Accrued expenses	(4.1)
Other liabilities	(0.3)
Total Liabilities	$(47.4)

Net Assets Acquired	$75.8

Assets acquired net of cash	$75.4

It should be further noted that, upon the acquisition’s close, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender in the amount of $1.2 million.

Liftech

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Liftech for a total purchase price of $18.4 million adjusted for the $1.5 million working capital, which was paid out of funds from the closing of the reverse recapitalization. The $1.5 million working capital will be settled in the third quarter of 2020.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the fair value of the assets acquired, and liabilities assumed have been recorded at the acquisition date in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values.

The Company expects the goodwill recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired from the acquisition (amounts in millions):

Accounts receivable	$4.4
Inventory	9.6
Other current & non-current assets	1.0
Property, plant, and equipment	5.9
Intangible Assets	0.7
Goodwill	2.0
Total Assets	$23.6

Floor plan payable	(3.5)
Accounts payable and accrued expenses	(1.6)
Other liabilities	(0.1)
Total Liabilities	$(5.2)

Net Assets Acquired	$18.4

It should be further noted that, upon the acquisition’s close, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender in the amount of $2.5 million.

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values.

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

	6 Months ended June 30, 2020
	The Company	Flagler	Total
Total revenues	$372.6	$25.8	$398.4

Net (loss) income	$(21.1)	$(0.1)	$(21.2)

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

	6 Months ended June 30, 2019				3 Months ended June 30, 2019
	The Company	NITCO	Flagler	Total	The Company	NITCO	Flagler	Total
Total revenues	$238.2	$45.2	$91.4	$374.8	$135.9	$11.5	$49.6	$197.0

Net (loss) income	$(2.2)	$1.0	$(1.4)	$(2.6)	$0.4	$(0.2)	$(1.5)	$(1.3)

The Liftech and PeakLogix acquisitions were not deemed material for proforma financial information disclosure.

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

The Industrial Equipment segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana and New York, as well as parts of the northeastern United States. As of June 12, 2020, the Industrial Equipment segment also includes PeakLogix. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois and Florida.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan and Illinois.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. During the first quarter 0f 2020, Corporate incurred $7.6 million in debt extinguishment fees, $7.6 million in transaction costs and other expenses associated with the reverse recapitalization. During the second quarter of 2020, Corporate primarily incurred expenses associated with consulting and legal fees, acquisition costs and interest expense.

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2020 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$94.0	$83.3	$—	$177.3
Parts sales	27.0	29.8	—	56.8
Service revenue	38.4	20.2	—	58.6
Rental revenue	22.0	29.2	—	51.2
Rental equipment sales	8.3	20.4	—	28.7
Total revenue	$189.7	$182.9	$—	$372.6

Interest expense	2.9	5.1	3.6	11.6
Depreciation and amortization	10.6	20.0	—	30.6
Net income (loss)	$5.1	$(6.2)	$(20.0)	$(21.1)

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2020 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$51.7	$43.4	$—	$95.1
Parts sales	12.0	16.1	—	28.1
Service revenue	17.8	10.6	—	28.4
Rental revenue	10.5	15.5	—	26.0
Rental equipment sales	3.1	11.4	—	14.5
Total revenue	$95.1	$97.0	$—	$192.1

Interest expense	1.4	2.7	1.6	5.7
Depreciation and amortization	5.4	11.3	—	16.7
Net income (loss)	$3.6	$(3.8)	(3.9)	$(4.1)

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$56.8	$49.2	$—	$106.0
Parts sales	21.4	15.7	—	37.1
Service revenue	28.2	11.7	—	39.9
Rental revenue	14.9	24.2	—	39.1
Rental equipment sales	1.8	14.3	—	16.1
Total revenue	$123.1	$115.1	$—	$238.2

Interest expense	2.0	3.9	3.6	9.5
Depreciation and amortization	6.7	13.8	—	20.5
Net income (loss)	$3.1	$(0.9)	$(4.4)	$(2.2)

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$35.3	$25.9	$—	$61.2
Parts sales	12.4	8.2	—	20.6
Service revenue	16.4	6.3	—	22.7
Rental revenue	9.0	13.1	—	22.1
Rental equipment sales	1.8	7.5	—	9.3
Total revenue	$74.9	$61.0	$—	$135.9

Interest expense	1.1	1.9	2.0	5.0
Depreciation and amortization	4.0	7.4	—	11.4
Net income (loss)	$2.4	$0.4	(2.4)	$0.4

The following table presents the Company’s identified assets by reportable segment  for the period ending June 30, 2020 and December 31, 2019 (amounts in millions):

	June 30, 2020	December 31, 2019
Segment assets:
Industrial equipment	$236.8	$207.5
Construction equipment	414.8	246.0
Corporate	12.7	0.7
Total assets	$664.3	$454.2

NOTE 16 — SUBSEQUENT EVENTS

On July 1, 2020, the Company closed its acquisition of Hilo Equipment & Services, distributor of material handling equipment with three branches in the New York City metro area. Under the terms of the agreement, the purchase price at close was $17.3 million in cash and potential earn out payments tied to post closing performance of the Hilo business.

On July 31, 2020, the Company announced its entry into a definitive agreement to acquire Martin Implement Sales, Inc., a privately held premium distributor of construction and agricultural equipment in the greater Chicago area. The acquisition is expected to close during the third quarter of 2020.

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

In mid-March, the Company started to see a slowdown in its business activity, initially and primarily in the automotive industry and in the state of Michigan due to its customers being impacted by the COVID-19 pandemic. This slowdown reached its most acute level midway through the second quarter.  In mid-May as state and local officials began easing quarantine and “stay at home” orders we saw an increase in business activity levels that continued to trend positively through the remainder of the second quarter. While the Company expects its business activity to continue to stabilize into the third quarter, as of the time of this filing, we are unable to predict the exact impact the COVID-19 pandemic will have on our business in the second half of 2020. COVID-19’s impact on our second-half 2020 financial results and beyond will depend on future developments, such as the duration and scope of the outbreak and the potential for future “shelter in place” orders that could impact our employees, customers and suppliers.  Although we’ve seen improvements in business activity as a result of the easing of various restrictions, we expect our full year 2020 results to be adversely affected by COVID-19. Specifically, if there is a resurrection of the “stay at home” restrictions in the second half of 2020, our business and financial performance would likely be negatively impacted.

Nevertheless, we are able to address our continuing response to the pandemic, and how COVID-19 may impact our results and financial condition going forward. Based on business conditions as of the date of this filing, the Company believes it has sufficient liquidity to fund operations for the foreseeable future so long as business conditions and economic activity remain at current levels.  However, if there are future “shelter in place” orders or similar measures taken in the geographies where we operate and the demand for our products and services is adversely impacted, we may take additional actions to further reduce costs and/or seek additional financing.

Remote Work Arrangements

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely. In late second quarter of 2020, we began phasing in a return to more normalize working conditions as state or local governments began lifting restrictions. Despite the lifting of certain restrictions, Alta continues to adhere to government issued guidelines and promote a clean and safe environment in all of its branch locations. Certain non-revenue producing business functions continue to work via remote work arrangements which have been designed to allow for the continued operation of our business while allowing employees to work virtually.

Liquidity

Although we were deemed an “essential” business in all of our geographies, many of our customers were drastically impacted by COVID-19 in the second quarter of 2020, which led to an adverse effect on the Company’s financial performance in the quarter.

Despite the relative reduction in revenues in the second quarter and in order to preserve our liquidity, our senior executive officers volunteered to accept pay reductions, we implemented an employee furlough program and took various other cost savings measures to prioritize preserving our liquidity position.  We believe the measures we took were prudent and successful in helping to preserve our liquidity position. As of the date of this filing, given current business conditions, we believe we have sufficient liquidity to fund our operations as we work through the COVID-19 recovery.  Our Board of Directors and management team continues to monitor and evaluate the continuing impacts of the COVID-19 pandemic on our business and operations, to the extent business conditions regress from current levels we may take additional actions to further reduce costs and/or seek additional financing to bolster our liquidity position.

Safety Protocols

We have established new safety protocols intended to help protect the health and safety of our workforce as many of them have continued to provide services to our customers in the field or within our branch infrastructure during the COVID-19 outbreak. The protocols comport with state and local guidelines and include, requiring face mask use in our facilities, providing additional personal protective equipment when job requirements do not permit following social distancing guidelines and rigorous facility cleaning protocols.

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, Registration Statement on Form S-1, initially filed with the SEC on March 25, 2020, and in this Quarterly Report on Form 10-Q, respectively.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise

Business Description

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

(iv)   repair and maintenance services; and

(v)    equipment rentals.

We have operated as an equipment dealership for over 35 years and have developed a branch network that includes 45 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in e-commerce.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with the leading industrial and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award.

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

The Industrial Equipment segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, as well as parts of the northeastern United States including Massachusetts, Maine, Connecticut, New Hampshire, New York, Vermont, and Rhode Island, and Virginia. The Industrial Equipment segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, NITCO, LLC, PeakLogix LLC and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois and Florida. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services LLC and Alta Construction Equipment Florida, LLC.

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal entities noted above that make up each segment. In addition to being a holding company, Alta Enterprises, LLC also holds corporate debt, debt extinguishment fees, deferred taxes, income tax provision, transaction costs associated with the reverse recapitalization, and has minor activity all together.

Acquisitions

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total cash purchase price of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to $3.7 million to be paid out to former owners based on meeting certain financial targets through-out the 5-year earn-out period. The acquisition is consistent with our growth strategy in materials handling business and expands our geographic footprint.

Flagler

On February 14, 2020, the Company acquired all the assets of Flagler for a total purchase price of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization. The acquisition expands our heavy equipment segment into the Florida construction market, scales our relationship with a major OEM and provides an opportunity for us to deploy our aftermarket strategies in a robust construction market.

Liftech

On February 14, 2020, the Company acquired all the assets of Liftech for a total purchase price of $18.4 million, which was paid out of funds from closing of the reverse recapitalization. The acquisition primarily expands our materials handling segment into the upstate New York market, scales our relationship with a major OEM and provides an opportunity for Alta to drive market share with allied products in the region.

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

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales.    We sell new heavy construction and industrial equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, and JCB. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also provide material handling and automated equipment installation and system implementation solutions.

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

Equipment Rentals.    We rent heavy construction, aerial, industrial, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which we believe to be well maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $361.4 million. The original acquisition cost of our rental fleet excludes the value of assets associated with the guaranteed purchase obligations. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales.    We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately high-margin parts and services revenue for us.

General and Administrative expenses.    These costs are made up of three main components: personnel costs, operational costs, and occupancy costs. Personnel costs are made up of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, information technology, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets, and intangible amortization. Occupancy costs are made up of all expenses related to office and administrative working space, including rent, utilities, property taxes, and building insurance.

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

Results of Operations

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

Consolidated Results

	Three months ended June 30,		Increase (Decrease) 2020 versus 2019		Six months ended June 30,		Increase (Decrease) 2020 versus 2019
	2020	2019			2020	2019
Revenues:
New and used equipment sales	$95.1	$61.2	$33.9	55.4%	$177.3	$106.0	$71.3	67.3%
Parts sales	28.1	20.6	7.5	36.4%	56.8	37.1	19.7	53.1%
Service revenue	28.4	22.7	5.7	25.1%	58.6	39.9	18.7	46.9%
Rental revenue	26.0	22.1	3.9	17.6%	51.2	39.1	12.1	30.9%
Rental equipment sales	14.5	9.3	5.2	55.9%	28.7	16.1	12.6	78.3%
Net revenue	$192.1	$135.9	$56.2	41.4%	$372.6	$238.2	$134.4	56.4%

Cost of revenues:
New and used equipment sales	83.5	53.5	30.0	56.1%	155.9	93.2	62.7	67.3%
Parts sales	19.4	13.6	5.8	42.6%	39.0	24.5	14.5	59.2%
Service revenue	11.0	8.1	2.9	35.8%	22.4	14.3	8.1	56.6%
Rental revenue	4.5	3.6	0.9	25.0%	9.4	7.1	2.3	32.4%
Rental depreciation and amortization	15.0	10.7	4.3	40.2%	27.9	19.2	8.7	45.3%
Rental equipment sales	12.4	7.8	4.6	59.0%	24.6	13.8	10.8	78.3%
Cost of revenue	$145.8	$97.3	$48.5	49.8%	$279.2	$172.1	$107.1	62.2%

Gross profit	$46.3	$38.6	$7.7	19.9%	$93.4	$66.1	$27.3	41.3%

General and administrative expenses	43.7	32.8	10.9	33.2%	94.8	58.1	36.7	63.2%
Depreciation and amortization expense	1.7	0.7	1.0	142.9%	2.7	1.3	1.4	107.7%
Total general and administrative expenses	45.4	33.5	$11.9	35.5%	97.5	59.4	$38.1	64.1%

Income (loss) from operations	$0.9	$5.1	$(4.2)	(82.4)%	$(4.1)	$6.7	$(10.8)	(161.2)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.3)	(0.8)	0.5	(62.5)%	(1.3)	(1.5)	0.2	(13.3)%
Interest expense – other	(5.4)	(4.2)	(1.2)	28.6%	(10.3)	(8.0)	(2.3)	28.8%
Other income	0.3	0.3	—	—	0.7	0.6	0.1	16.7%
Loss on extinguishment of debt	—	—	—	NA	(7.6)	—	(7.6)	NA
Total other income (expense)	$(5.4)	$(4.7)	$(0.7)	14.9%	$(18.5)	$(8.9)	$(9.6)	107.9%

(Loss) income before taxes	$(4.5)	$0.4	(4.9)	(1225.0)%	$(22.6)	$(2.2)	(20.4)	927.3%

Income tax benefit	(0.4)	—	(0.4)	NA	(1.5)	—	(1.5)	NA

Net (loss) income	$(4.1)	$0.4	$(4.5)	(1125.0)%	$(21.1)	$(2.2)	$(18.9)	859.1%

	Percent of Revenue		Percent of Revenue
Consolidated	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	49.5%	45.0%	47.6%	44.5%
Parts sales	14.6%	15.2%	15.2%	15.6%
Service revenue	14.8%	16.7%	15.7%	16.8%
Rental revenue	13.5%	16.3%	13.7%	16.4%
Rental equipment sales	7.5%	6.8%	7.7%	6.8%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.5%	39.4%	41.8%	39.1%
Parts sales	10.1%	10.0%	10.5%	10.3%
Service revenue	5.7%	6.0%	6.0%	6.0%
Rental revenue	2.3%	2.6%	2.5%	3.0%
Rental depreciation and amortization	7.8%	7.9%	7.5%	8.1%
Rental equipment sales	6.5%	5.7%	6.6%	5.8%
Cost of revenue	75.9%	71.6%	74.9%	72.3%

Gross profit	24.1%	28.4%	25.1%	27.7%

Revenues:    Consolidated revenues increased by $56.2 million, or 41.4%, to $192.1 million for the three months ended June 30, 2020 as compared to the same period last year. The largest drivers of this period over period increase were the acquisitions of NITCO, Flagler, Liftech and PeakLogix occurring in May 2019, February 2020, February 2020 and June 2020, respectively. All revenue streams increased as a result of these acquisitions.

Consolidated revenues increased by $134.4 million, or 56.4%, to $372.6 million for the six months ended June 30, 2020 as compared to the same period last year. All revenue streams increased as a result of the NITCO, Flagler, Liftech and PeakLogix acquisitions that was closed in May 2019, February 2020, February 2020 and June 2020, respectively. The acquisitions collectively contributed in approximately $61.0 million to the new and used equipment sales year over year. New and used equipment additionally included approximately 10.0% organic increase year over year due to increased sales volume within our existing markets. Organically, parts and service revenues both declined as a result of the impact from COVID-19 in both Industrial and Construction segments.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.2%	12.6%	(0.4)%	12.1%	12.1%	(0.0)%
Parts sales	31.0%	34.0%	(3.0)%	31.3%	34.0%	(2.6)%
Service revenue	61.3%	64.3%	(3.0)%	61.8%	64.2%	(2.4)%
Rental revenue	25.0%	35.3%	(10.3)%	27.1%	32.7%	(5.6)%
Rental equipment sales	14.5%	16.1%	(1.6)%	14.3%	14.3%	—

Consolidated gross profit	24.1%	28.4%	(4.3)%	25.1%	27.7%	(2.7)%

Gross profit (GP):

The consolidated gross profit for the three months ended June 30, 2020 was 24.1%, a 4.3% decline from the 28.4% for the same period in 2019. A decline in rental revenue gross margin was the main driver in the overall depressed margin.  The combination of reduced quarter-over quarter utilization of our rental fleet, due to COVID-19 and the fixed depreciation expense on certain product categories of our rental fleet led to this reduction in gross margin.  Additionally, parts and service gross margins decreased as a whole, in part due to the relative sales mix between the Construction and Industrial segments.  The Construction segment, which includes Flagler in the second quarter of 2020, whose parts and service margins are typically lower than those of Industrial, was a larger portion of our product support revenues quarter-over-quarter, resulting in an overall lower margin on higher sales volumes. It should be noted that cost savings measures in the form of employee furloughs allowed the service department, in the second quarter of 2020, to maintain a gross margin percentage in line with historic levels.

The consolidated gross profit for the six months ended June 30, 2020 was 25.1%, a 2.7% decline from the 27.7% for the same period in 2019. The decrease in gross margins were largely driven by the same issues as described above for the reduction in the second quarter of 2020 gross margin when compared with the second quarter of 2019.

General and Administrative expenses:    Consolidated general and administrative (G&A) expenses increased by $10.9 million to $43.7 million for the three months ended June 30, 2020 compared to the same period last year. This increase was primarily attributable to the recent acquisitions of Flagler, Liftech in the first quarter and PeakLogix in the second quarter. It should be noted that cost savings measures in the form of executive compensation reductions, decreases in employee health care costs and fringe benefits, employee furloughs and a reduction in vehicle related costs allowed for significant reductions in G&A in the second quarter when compared to historic levels.

Consolidated general and administrative (G&A) expenses increased by $36.7 million to $94.8 million for the six months ended June 30, 2020 compared to the same period last year. This increase was mainly driven by the impact of recent acquisitions along with the prior year NITCO acquisition and $7.6 million of transaction costs associated with activities directly attributable to the reverse recapitalization. Outside of the reverse recapitalization and acquisition activities, G&A expenses also increased in support of enterprise-wide growth.

Other Income (expense):    Consolidated other expense increased by $0.7 million compared to the same period last year. This change was mainly due to higher borrowings associated with financing the reverse recapitalization and related acquisition activities, partially offset by lower average effective interest rate.

Consolidated other expense increased by $9.6 million compared to the same period last year. The year over year change was primarily attributable to the $7.6 million loss on debt extinguishment. The change in interest expense was primarily attributable to higher borrowings associated with financing the reverse recapitalization and related acquisition activities, partially offset by lower average effective interest rate.

Provision for income taxes:    Income tax benefit for the three months ended June 30, 2020 was $0.4 million compared to $0 for the three months ended June 30, 2019.  This benefit was the result of the level of pre-tax loss for the second quarter of 2020.

Income tax benefit for the six months ended June 30, 2020 was $1.5 million compared to $0 for the six months ended June 30, 2019.  This benefit was the result of the level of pre-tax loss for the period from February 14, 2020 to June 30, 2020.

Industrial Equipment Results:

	Three months ended June 30,		Increase (Decrease) 2020 versus 2019		Six months ended June 30,		Increase (Decrease) 2020 versus 2019
	2020	2019			2020	2019
Revenues:
New and used equipment sales	$51.7	$35.3	$16.4	46.5%	$94.0	$56.8	$37.2	65.5%
Parts sales	12.0	12.4	(0.4)	(3.2)%	27.0	21.4	5.6	26.2%
Service revenue	17.8	16.4	1.4	8.5%	38.4	28.2	10.2	36.2%
Rental revenue	10.5	9.0	1.5	16.7%	22.0	14.9	7.1	47.7%
Rental equipment sales	3.1	1.8	1.3	72.2%	8.3	1.8	6.5	361.1%
Net revenue	$95.1	$74.9	$20.2	27.0%	$189.7	$123.1	$66.6	54.1%

Cost of revenues:
New and used equipment sales	44.7	31.0	13.7	44.2%	81.1	50.2	30.9	61.6%
Parts sales	7.8	7.7	0.1	1.3%	17.2	13.3	3.9	29.3%
Service revenue	6.3	6.0	0.3	5.0%	13.9	10.4	3.5	33.7%
Rental revenue	1.8	1.4	0.4	28.6%	3.8	2.6	1.2	46.2%
Rental depreciation and amortization	4.6	3.5	1.1	31.4%	9.1	5.7	3.4	59.6%
Rental equipment sales	2.2	1.3	0.9	69.2%	6.5	1.3	5.2	400.0%
Cost of revenue	$67.4	$50.9	$16.5	32.4%	$131.6	$83.5	$48.1	57.6%

Gross profit	$27.7	$24.0	$3.7	15.4%	$58.1	$39.6	$18.5	46.7%

General and administrative expenses	22.2	20.3	1.9	9.4%	49.0	33.9	15.1	44.5%
Depreciation and amortization expense	0.8	0.5	0.3	60.0%	1.5	1.0	0.5	50.0%
Total general and administrative expenses	$23.0	$20.8	$2.2	10.6%	$50.5	$34.9	$15.6	44.7%

Income from operations	$4.7	$3.2	$1.5	46.9%	$7.6	$4.7	$2.9	61.7%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.2)	(0.5)	0.3	(60.0)%	(0.8)	(0.8)	—	—
Interest expense – other	(1.2)	(0.6)	(0.6)	100.0%	(2.1)	(1.2)	(0.9)	75.0%
Other income	0.3	0.3	—	—	0.4	0.4	—	—
Total other income (expense)	$(1.1)	$(0.8)	$(0.3)	37.5%	$(2.5)	$(1.6)	$(0.9)	56.3%

Net income	$3.6	$2.4	$1.2	50.0%	$5.1	$3.1	$2.0	64.5%

	Percent of Revenue		Percent of Revenue
Industrial Equipment	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	54.4%	47.1%	49.6%	46.1%
Parts sales	12.6%	16.6%	14.2%	17.4%
Service revenue	18.7%	21.9%	20.2%	22.9%
Rental revenue	11.0%	12.0%	11.6%	12.1%
Rental equipment sales	3.3%	2.4%	4.4%	1.5%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	47.0%	41.4%	42.8%	40.8%
Parts sales	8.2%	10.3%	9.1%	10.8%
Service revenue	6.6%	8.0%	7.3%	8.4%
Rental revenue	1.9%	1.9%	2.0%	2.1%
Rental depreciation and amortization	4.8%	4.7%	4.8%	4.6%
Rental equipment sales	2.3%	1.7%	3.4%	1.1%
Cost of revenue	70.9%	68.0%	69.4%	67.8%

Gross profit	29.1%	32.0%	30.6%	32.2%

Revenues:    Industrial Equipment segment revenues increased by 27.0% to $95.1 million for the three months ended June 30, 2020 as compared to the same period last year. Overall, revenue streams were up as a result of the NITCO, Liftech and PeakLogix acquisitions in May 2019, February 2020 and June 2020, respectively. While we experienced an acute reduction in customer demand from the global COVID-19 pandemic early on in the quarter, specifically in parts, service and rental, this was offset by our ability to effectively reduce labor costs and a measured ramp up in our business operations later in the quarter.

Industrial Equipment segment revenues increased by 54.1% to $189.7 million for the six months ended June 30, 2020 as compared to the same period last year. All revenue streams increased year-over-year primarily due to the acquisitions of NITCO, Liftech and PeakLogix in May 2019, February 2020 and June 2020, respectively. The new and used equipment sales grew mainly as a result of the recent acquisitions while maintaining steady organic growth.  It should be noted that the majority of our new equipment sales in our Industrial Equipment segment is sold out of a backlog that is generated several months prior to its delivery and sale.  This factor helped to maintain new equipment sales level throughout the second quarter of 2020 as the segment endured COVID-19.

Gross profit (GP):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Industrial Equipment	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	13.5%	12.2%	1.4%	13.7%	11.6%	2.1%
Parts sales	35.0%	37.9%	(2.9)%	36.3%	37.9%	(1.6)%
Service revenue	64.6%	63.4%	1.2%	63.8%	63.1%	0.7%
Rental revenue	39.0%	45.6%	(6.5)%	41.4%	44.3%	(2.9)%
Rental equipment sales	29.0%	27.8%	1.3%	21.7%	27.8%	(6.1)%

Segment gross profit	29.1%	32.0%	(2.9)%	30.6%	32.2%	(1.5)%

Industrial Equipment gross profit margins for the three months ended June 30, 2020 declined 2.9% to 29.1% compared to the same period in 2019. A decline in rental revenue gross margin was the main driver in the overall depressed margin.  The combination of reduced quarter-over quarter utilization of our rental fleet, due to COVID-19 and the fixed depreciation expense on our Industrial rental fleet led to this reduction in gross margin. Overall, new and used equipment sales, and parts and service margins remained relatively stable for the Industrial segment. It should be noted that cost savings measures in the form of employee furloughs allowed the service department in the Industrial segment, in the second quarter of 2020, to maintain a gross margin percentage in line with historic levels.

Industrial Equipment gross profit margins for the six months ended June 30, 2020 declined 1.5% to 30.6% compared to the same period in 2019 for the aforementioned reasons.

General and administrative expenses:   Industrial Equipment general and administrative (G&A) expenses increased by 9.4% to $22.2 million for the three months ended June 30, 2020 as compared to the same period last year. This increase was primarily due to the inclusion of the G&A from the Industrial segment acquisitions, NITCO, Liftech and PeakLogix.

Industrial Equipment general and administrative (G&A) expenses increased by 44.5% to $49.0 million for the six months ended June 30, 2020 as compared to the same period last year. This increase was primarily due to the inclusion of the G&A from the Industrial segment acquisitions, NITCO, Liftech and PeakLogix. It should be noted that cost savings measures in the form of executive compensation reductions, decreases in employee health care costs and fringe benefits, employee furloughs and a reduction in vehicle related costs in the Industrial segment allowed for significant reductions in G&A in the second quarter such that the segment was able to fully offset the second quarter reduction in parts, service and rental gross margin due to COVID-19, when compared with first quarter of 2020.

Other Income (expense):    Industrial Equipment other expense increased by $0.3 to ($1.1) million for the three months ended June 30, 2020 as compared to the same period last year. The majority of the quarter-over- quarter increase was the result of the addition of debt related to the NITCO and Liftech acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

 Industrial Equipment other expense increased by $0.9 million to ($2.5) million for the six months ended June 30, 2020 as compared to the same period last year. The majority of the year-over-year increase was the result of the addition of debt related to the NITCO and Liftech acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

Construction Equipment Results

	Three months ended June 30,		Increase (Decrease) 2020 versus 2019		Six months ended June 30,		Increase (Decrease) 2020 versus 2019
	2020	2019			2020	2019
Revenues:
New and used equipment sales	$43.4	$25.9	$17.5	67.6%	$83.3	$49.2	$34.1	69.3%
Parts sales	16.1	8.2	7.9	96.3%	29.8	15.7	14.1	89.8%
Service revenue	10.6	6.3	4.3	68.3%	20.2	11.7	8.5	72.6%
Rental revenue	15.5	13.1	2.4	18.3%	29.2	24.2	5.0	20.7%
Rental equipment sales	11.4	7.5	3.9	52.0%	20.4	14.3	6.1	42.7%
Net revenue	$97.0	$61.0	$36.0	59.0%	$182.9	$115.1	$67.8	58.9%

Cost of revenues:
New and used equipment sales	38.7	22.5	16.2	72.0%	74.8	43.0	31.8	74.0%
Parts sales	11.7	6.0	5.7	95.0%	21.8	11.2	10.6	94.6%
Service revenue	4.7	2.0	2.7	135.0%	8.5	3.9	4.6	117.9%
Rental revenue	2.7	2.3	0.4	17.4%	5.6	4.5	1.1	24.4%
Rental depreciation and amortization	10.4	7.2	3.2	44.4%	18.8	13.5	5.3	39.3%
Rental equipment sales	10.2	6.5	3.7	56.9%	18.1	12.5	5.6	44.8%
Cost of revenue	$78.4	$46.5	$31.9	68.6%	$147.6	$88.6	$59.0	66.6%

Gross profit	$18.6	$14.5	$4.1	28.3%	$35.3	$26.5	$8.8	33.2%

General and administrative expenses	18.9	12.1	6.8	56.2%	35.5	23.4	12.1	51.7%
Depreciation and amortization expense	0.9	0.2	0.7	350.0%	1.2	0.3	0.9	300.0%
Total general and administrative expenses	$19.8	$12.3	$7.5	61.0%	$36.7	$23.7	$13.0	54.9%

(Loss) income from operations	$(1.2)	$2.2	$(3.4)	(154.5)%	$(1.4)	$2.8	$(4.2)	(150.0)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.1)	(0.3)	0.2	(66.7)%	(0.5)	(0.7)	0.2	(28.6)%
Interest expense – other	(2.6)	(1.6)	(1.0)	62.5%	(4.6)	(3.2)	(1.4)	43.8%
Other income	0.1	0.1	—	—	0.3	0.2	0.1	50.0%
Total other income (expense)	$(2.6)	$(1.8)	$(0.8)	44.4%	$(4.8)	$(3.7)	$(1.1)	29.7%

Net (loss) income	$(3.8)	$0.4	$(4.2)	(1050.0)%	$(6.2)	$(0.9)	$(5.3)	588.9%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	44.7%	42.5%	45.5%	42.7%
Parts sales	16.6%	13.4%	16.3%	13.6%
Service revenue	10.9%	10.3%	11.0%	10.2%
Rental revenue	16.0%	21.5%	16.0%	21.0%
Rental equipment sales	11.8%	12.3%	11.2%	12.4%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	39.9%	36.9%	40.9%	37.4%
Parts sales	12.1%	9.8%	11.9%	9.7%
Service revenue	4.8%	3.3%	4.6%	3.4%
Rental revenue	2.8%	3.8%	3.1%	3.9%
Rental depreciation and amortization	10.7%	11.8%	10.3%	11.7%
Rental equipment sales	10.5%	10.7%	9.9%	10.9%
Cost of revenue	80.8%	76.2%	80.7%	77.0%

Gross profit	19.2%	23.8%	19.3%	23.0%

Revenues:    Construction Equipment segment revenues increased by 59.0% to $97.0 million for the three months ended June 30, 2020 as compared to the same period last year. This increase was mainly attributable to the Flagler acquisition that occurred in the first quarter of 2020. Organically, we experienced an increase in the sale of equipment, parts and service, despite the global COVID-19 pandemic influencing the majority of the second quarter of 2020.  Organic rental revenues and utilization suffered early in the quarter as several major jobsites were closed or delayed related to COVID-19.  As of the date of this filing our rental utilization continues to lag pre-COVID levels.

Construction Equipment segment revenues increased by 58.9% to $182.9 million for the six months ended June 30, 2020 as compared to the same period last year. This change was primarily attributable to the positive impact from the acquisition of Flagler business earlier in the year. Organically, we experienced an increase in the sale of equipment, parts and service, despite the global COVID-19 pandemic beginning in latter portion of the first quarter and extending through the majority of the second quarter of 2020.  Organic rental revenues were pacing with the prior year before the impact of COVID-19 caused utilization to suffer as a result of major jobsite closures or delays across the geographies.

Gross profit (GP):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Construction Equipment	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	10.8%	13.1%	(2.3)%	10.2%	12.6%	(2.4)%
Parts sales	27.3%	26.8%	0.5%	26.8%	28.7%	(1.8)%
Service revenue	55.7%	68.3%	(12.6)%	57.9%	66.7%	(8.7)%
Rental revenue	15.5%	27.5%	(12.0)%	16.4%	25.6%	(9.2)%
Rental equipment sales	10.5%	13.3%	(2.8)%	11.3%	12.6%	(1.3)%

Segment gross profit	19.2%	23.8%	(4.6)%	19.3%	23.0%	(3.7)%

Construction Equipment gross profit decreased by 4.6% to 19.2% in the three months ended June 30, 2020 from 23.8% compared to the same period in 2019. A decline in rental revenue gross margin was the main driver in the overall depressed margin. The combination of reduced quarter-over-quarter utilization of our rental fleet, due to COVID-19 and the fixed depreciation expense on certain product categories of our rental fleet led to this reduction in gross margin.  Additionally, service gross margins decreased quarter-over-quarter because of the acquisition of Flagler in the first quarter of 2020, where the mix of service revenue is more heavily weighted toward lower-margin warranty work and best practices in the service department continue to evolve.

Construction Equipment gross profit decreased by 3.7% to 19.3% in the six months ended June 30, 2020 from 23.0% compared to the same period in 2019. This decline in gross margins were largely driven by the same issues as described above for the reduction in the second quarter of 2020 gross margin when compared with the same period in 2019.

General and Administrative expenses:    Construction Equipment general and administrative (G&A) expenses increased by $6.8 million to $18.9 million for the three months ended June 30, 2020 as compared to the same period in 2019. The quarter over quarter change was mainly due to the contribution of the Flagler acquisition. It should be noted that cost savings measures in the form of decreases in employee health care costs and fringe benefits, employee furloughs and a reduction in marketing and travel related costs in the Construction segment allowed for reductions in G&A in the second quarter such that the segment was able to partially offset the impacts of COVID-19 on revenue and gross profit.

Construction Equipment general and administrative (G&A) expenses increased by $12.1 million to $35.5 million for the six months ended June 30, 2020 as compared to the same period in 2019. This increase was mainly attributable to the inclusion of Flagler, as well as the operational costs associated with growing various territories.

Other Income (expense):    Construction Equipment other expense increased by $0.8 million to ($2.6) million for the three months ended June 30, 2020 as compared to the same period in 2019. This change was primarily driven by interest expense associated with the Flagler acquisition, as its assets were financed via our line of credit and floorplan financing facilities.

Construction Equipment other expense increased to ($4.8) million for the six months ended June 30, 2020 as compared to ($3.7) the same period in 2019. This change was primarily driven by interest expense associated with the Flagler acquisition, as its assets were financed via our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Six months ended June 30, 2020 compared with six months ended June 30, 2019 Cash Flows

Cash Flow from Operating Activities.    Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2020, operating activities resulted in net cash used in operations of $54.1 million. Our reported net loss of $21.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, and the share-based payments, provided net cash inflows of $6.9 million. Changes in working capital included a $80.5 million increase in inventories, $15.3 million in net payments on manufacturer floor plans, and a $1.2 million cash outflow in prepaid expense and other assets. Cash flows from operating activities were positively impacted by a $28.7 million increase in proceeds from the sale of rental equipment, a $3.2 million favorable change in accounts receivable, and a $4.1 million cash inflows from accounts payable, accrued expenses, customer deposits, and other liabilities.

For the six months ended June 30, 2019, the cash used in our operating activities was $7.7 million. Our reported net loss of $2.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, paid-in-kind interest, and provision for losses on accounts receivable, provided positive cash flows of $21.0 million. Cash used in operating activities included $36.7 million cash outflows in inventories, an increase in accounts receivable by $8.2 million, a $5.9 million in net payments on manufacturer floor plans, a $1.6 million cash outflows in prepaid expense and other assets, and a $0.7 million use of cash in other liabilities. This was partially offset by $16.1 million of sources of cash from the sale of rental equipment, $8.3 million favorable changes in accounts payable, accrued expenses, customer deposits, and other current liabilities.

Cash Flow from Investing Activities.    For the six months ended June 30, 2020, our cash used in investing activities was $123.4 million. This was mainly due to $98.0 million use of cash as a result of the Flagler, Liftech and PeakLogix acquisitions and $25.5 million for purchases of rental equipment and non-rental property and equipment.

For the six months ended June 30, 2019, our cash used in investing activities was $80.9 million. The acquisition of NITCO totaled $65.7 million and purchases of rental equipment and non-rental property and equipment totaled $15.2 million.

Cash Flow from Financing Activities.    For the six months ended June 30, 2020, cash provided by financing activities was $183.9 million. The favorable impact was mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under long-term debt and lines of credit were $149.4 and $117.8 million, respectively. Additionally, proceeds from disgorgement of short swing profits was $1.6 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $2.9 million and a $3.1 million payment on long term debt and capital lease obligations. Additionally, $0.7 million net payments on the floor plans with an unaffiliated source (i.e. a non-vendor) were also made.

For the six months ended June 30, 2019, cash provided by financing activities was $87.1 million. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) for the six months ended June 30, 2019 were $50.3 million and $25.1 million, respectively. Additionally, net proceeds under long-term debt amounted to $15.2 million partially offset by payments on long term debt of $3.5 million.

Sources of Liquidity

The Company reported $6.4 million in cash for the six months ended June 30, 2020.

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

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of June 30, 2020, the Company had an outstanding revolving line of credit balance of $110.8 million, excluding unamortized debt issuance costs.

The Company has a floor plan financing facility with its first lien lender to finance new and used inventory and rental fleet equipment. This floor plan has a maximum borrowing capacity of $40 million. At June 30, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $29.0 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $525 million. The total amount outstanding was $275.9 million, exclusive of debt issuance and deferred financings costs of $1.6 million.

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

Effective February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Note Purchase Agreement, the Company retired its existing term loan facility.  The term loan is payable in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of June 30, 2020, the effective interest rate was 9.8%. The loan is collateralized by substantially all assets of the Company.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by our service-related operations and the sales of new, used and rental fleet equipment along with rentals of such equipment, proceeds from the issuance of debt, and borrowings available under our lines of credit and floor plans. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under lines of credit and flooring plans payable, fund acquisitions, and meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the above described uses will be the principal demands on our cash and availability under our lines of credit in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2020 was approximately $78.8 million, including $55.5 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $28.7 million for the six months ended June 30, 2020 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of June 30, 2020, we had $171.4 million of available borrowings under the revolving line of credit and floor plans.

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

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborating the results with a market approach based guideline-company methodology which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., EBITDA) of companies engaged in the same or similar line of business and compares those metrics to those of the Company. We believe the combination of these valuation approaches, yields the most appropriate evidence of fair value.

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

After evaluating and weighing all relevant events and circumstances, as of June 30, 2020, the Company concluded there was no triggering event for a goodwill impairment test.

Off Balance Sheet Transactions

As of June 30, 2020, we did not have any “off-balance-sheet arrangements”, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.  However, the discussion of our business and operations should be read together with the Risk Factors set forth in the Prospectus that constitutes part of our registration statement on Form S-1 filed with the SEC on March 25, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

In addition, the following risk factor supplements the “Risk Factors” included in the Prospectus that constitutes part of our registration statement on Form S-1 and our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with these risk factors:

The Company’s financial condition and results of operations has been adversely affected and may continue to be adversely affected by public health issues, including epidemics or pandemics such as COVID-19. We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the global outbreak of COVID-19.

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

The economic slowdown attributable to COVID-19 has led to a global decrease in equipment utilization and leasing activity and this decline could become more substantial if the pandemic results in a sustained recession or other financial crisis. Moreover, as a result of “stay at home” orders and consumer reaction to the pandemic, our sales and service operations may have to again curtail normal activities which would then lead to reduced revenue related to products and services we sell and lease.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration, scope and severity of the continued outbreak, its impact on our customers and suppliers and whether the pandemic leads to recessionary conditions in our key markets. Moreover, our supply chain may be disrupted because of COVID-19 impact to the operations of the part and equipment manufacturers who supply us with products.

The COVID-19 pandemic may also exacerbate other risks disclosed in the section entitled “Risk Factors” in the Prospectus that constitutes part of our registration statement on Form S-1 and Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ALTA EQUIPMENT GROUP INC.

Date: August 13, 2020	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)