Form 10-Q
period 2020-09-30
ALTA EQUIPMENT GROUP INC.
filed 2020-11-12
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 30,018,502 shares of Common Stock, $0.0001 par value, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$0.1	$—
Accounts receivable, net of allowances of $6.2 and $4.4 as of September 30, 2020 and December 31, 2019, respectively	122.8	101.2
Inventories, net	221.1	137.2
Prepaid expenses and other current assets	13.2	5.7
Total current assets	357.2	244.1

PROPERTY AND EQUIPMENT, NET	293.7	196.5
OTHER ASSETS
Goodwill	22.8	8.6
Intangible assets, net	24.2	3.0
Other assets	1.9	2.0
Total other assets	48.9	13.6
TOTAL ASSETS	$699.8	$454.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Lines of credit, net	$139.0	$72.5
Floor plan payable – new equipment	118.6	87.7
Floor plan payable – used and rental equipment	36.3	112.5
Current portion of long-term debt	7.8	7.1
Accounts payable	62.8	31.1
Customer deposits	6.8	7.2
Accrued expenses	26.8	16.0
Other current liabilities	13.3	9.3
Total current liabilities	411.4	343.4

LONG-TERM LIABILITIES
Long-term debt, net of current portion	136.4	86.5
Capital lease obligations, net of current portion	0.8	1.4
Buyback residual obligations, net of current portion	0.8	0.7
Guaranteed purchase obligation, net of current portion	7.4	9.0
Lease liability, net of current portion	2.7	3.7
Deferred tax liability	15.6	—
Other liabilities	10.0	3.1
Warrant liability	—	29.6
TOTAL LIABILITIES	$585.1	$477.4
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 1,000,000 authorized and no shares outstanding at September 30, 2020	$—	$—
Common stock, $0.0001 par value, 29,511,359 and 7,300,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	183.6	—
Treasury stock	(5.9)	—
Retained deficit	(63.0)	(23.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	114.7	(23.2)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699.8	$454.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Revenues:
New and used equipment sales	$97.9	$61.1	$275.2	$167.1
Parts sales	35.5	22.9	92.3	60.0
Service revenue	35.5	27.3	94.1	67.2
Rental revenue	32.2	27.8	83.4	66.9
Rental equipment sales	19.5	10.7	48.2	26.8
Net revenue	$220.6	$149.8	$593.2	$388.0

Cost of revenues:
New and used equipment sales	84.4	53.4	240.3	146.6
Parts sales	24.3	14.9	63.3	39.4
Service revenue	13.5	10.0	35.9	24.3
Rental revenue	5.4	4.3	14.8	11.4
Rental depreciation	19.2	13.7	47.1	32.9
Rental equipment sales	17.1	9.3	41.7	23.1
Cost of revenue	$163.9	$105.6	$443.1	$277.7

Gross profit	$56.7	$44.2	$150.1	$110.3

General and administrative expenses	58.4	37.5	153.2	95.6
Depreciation and amortization expense	1.8	0.5	4.5	1.8
Total general and administrative expenses	60.2	38.0	157.7	97.4

(Loss) income from operations	$(3.5)	$6.2	$(7.6)	$12.9

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.9)	(1.8)	(2.4)
Interest expense – other	(5.6)	(4.7)	(15.9)	(12.7)
Other income	8.0	0.3	8.7	0.9
Change in fair market of warrants	—	(28.3)	—	(28.3)
Loss on extinguishment of debt	—	—	(7.6)	—
Total other income (expense)	$1.9	$(33.6)	$(16.6)	$(42.5)

Loss before taxes	$(1.6)	$(27.4)	$(24.2)	$(29.6)

Income tax benefit	(1.9)	—	(3.4)	—

Net income (loss)	$0.3	$(27.4)	$(20.8)	$(29.6)

Basic and diluted income (loss) per share	$0.01	$(3.74)	$(0.81)	$(4.05)

Basic and diluted weighted average common shares outstanding	29,221,460	7,300,000	25,689,145	7,300,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at June 30, 2020	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2
Net loss	—	—	—	0.3	—	0.3
Disgorgement of short swing profits	—	—	—	—	—	—
Share based compensation	390,000	—	3.2	—	—	3.2
Repurchases of common stock	(390,000)	—	—	—	(3.0)	(3.0)
Balance at September 30, 2020	29,511,359	$—	$183.6	$(63.0)	$(5.9)	$114.7

	Three Months Ended September 30, 2019
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at June 30, 2019	7,300,000	$—	$—	$10.0	$—	$10.0
Net income	—	—	—	(27.4)	—	(27.4)
Balance at September 30, 2019	7,300,000	$—	$—	$(17.4)	$—	$(17.4)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2020
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2019	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	(20.8)	—	(20.8)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	(19.0)	—	(19.0)
Equity infusion from reverse recapitalization, net of transaction costs	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	1.6	—	—	1.6
Share based compensation	390,000	—	3.2	—	—	3.2
Repurchases of common stock	(390,000)	—	—	—	(5.9)	(5.9)
Balance at September 30, 2020	29,511,359	$—	$183.6	$(63.0)	$(5.9)	$114.7

	Nine Months Ended September 30, 2019
	Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2018	7,300,000	$—	$—	$12.2	$—	$12.2
Net loss	—	—	—	(29.6)	—	(29.6)
Balance at September 30, 2019	7,300,000	$—	$—	$(17.4)	$—	$(17.4)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net loss	$(20.8)	$(29.6)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	51.6	34.9
Amortization of debt discount and debt issuance costs	1.2	0.8
Inventory obsolescence	1.3	0.6
Gain on sale of rental equipment	(6.5)	(3.7)
Provision for bad debt	2.8	1.3
Loss on debt extinguishment	7.6	—
(Repayment) accrual of paid-in-kind interest	(11.2)	4.7
Change in fair value of warrants	—	28.3
Share-based payment	6.3	—
Changes in deferred taxes	(3.4)	—
Changes in:
Accounts receivable	6.2	(14.2)
Inventories	(102.8)	(53.2)
Proceeds from sale of rental equipment	48.2	26.8
Prepaid expenses and other assets	(5.5)	(1.3)
Proceeds from floor plans with manufacturers	240.5	183.1
Payments under floor plans with manufacturers	(273.1)	(188.4)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	16.0	5.1
Leases and other liabilities	(3.1)	0.8
Net cash used in operating activities	$(44.7)	$(4.0)

INVESTING ACTIVITIES
Proceeds from the sale of assets	1.0	—
Expenditures for rental equipment	(34.5)	(18.0)
Expenditures for property and equipment	(4.0)	(2.1)
Expenditures for acquisitions, net of cash acquired	(128.8)	(65.6)
Net activity on notes and land contract receivable	—	0.1
Net cash used in investing activities	$(166.3)	$(85.6)

FINANCING ACTIVITIES
Expenditures for debt issuance costs	(2.7)	(0.1)
Extinguishment of floor plans and line of credit	(132.9)	—
Extinguishment of long-term debt	(82.0)	—
Redemption of former shareholder notes payable	(6.7)	—
Extinguishment of warrant liability	(29.6)	—
Proceeds from lines of credit	334.5	137.4
Payments under lines of credit	(187.1)	(88.0)
Proceeds from floor plans with unaffiliated source	63.5	81.4
Payments under floor plans with unaffiliated source	(61.3)	(50.7)
Proceeds from issuance of long-term debt, net	149.4	20.0
Payments on long-term debt	(4.8)	(9.1)
Payments on capital lease obligations	(0.6)	(0.7)
Equity proceeds from reverse recapitalization, net	175.7	—
Proceeds from disgorgement of short swing profits	1.6	—
Repurchases of common stock	(5.9)	—
Net cash provided by financing activities	$211.1	$90.2

NET CHANGE IN CASH	0.1	0.6

Cash, Beginning of year	—	1.5
Cash, End of period	$0.1	$2.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$26.0	$9.7

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the nine months ended September 30, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Registration Statement”), from which the consolidated balance sheet amounts as of December 31, 2019 were derived.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Registration Statement.

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

The Company’s response to the global COVID-19 pandemic has been measured, swift and determined with an emphasis on health and safety, operating costs and liquidity. Consistent with the actions taken by governmental authorities, virtually all of our sales and back office operations employees began working remotely in mid-March in order to reduce the spread of COVID-19. Broadly, as the Company was deemed “essential” by state and local governments, our facilities were able to remain open, albeit at reduced capacity since the beginning of the second quarter. As of September 30, 2020, all of our branches are fully operational although some of our administrative employees continued to work remotely.

Despite the Company remaining operational since the second quarter of 2020, certain segments of our customer base were negatively impacted by COVID-19 and, as such, our revenues were negatively impacted as well. To mitigate the impact of reduced revenues, the Company implemented various cost savings measures in the second quarter of 2020. As business conditions and customer demand returned to more normalized levels, many of these cost savings measures and furlough programs were removed and eliminated in the third quarter.  While our sales and service-related operations are performing near pre-COVID levels, our rental fleet utilization has lagged pre-COVID performance.  The Company will continue to monitor utilization and, in-turn, rationalize rental fleet levels to match expected demand in the fourth quarter of 2020 and beyond.

COVID-19’s impact on our last quarter of 2020 financial results and beyond will depend on future developments, such as the duration and scope of the outbreak and the potential for future “shelter in place” orders that could impact our employees, customers and suppliers.  Although we have seen improvements as a result of the easing of various restrictions, we expect our full year 2020 results to be adversely affected by COVID-19.

We believe we have sufficient liquidity to fund our operations as we work through the COVID-19 recovery.  However, if there are future “shelter in place” orders or similar measures taken in the geographies that we operate in and the demand for our products and services is adversely impacted, we may take additional actions to further reduce costs and/or seek additional financing.

Use of Estimates

The COVID-19 outbreak has caused significant disruptions to national and global economies. Our businesses are designated as critical infrastructure companies by the government and, as such, have remained open. We have instituted various initiatives throughout the Company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. While we continue to expect this situation to be temporary, and we believe we have successfully navigated the second and third quarter of 2020, any longer-term impacts of COVID-19 (or a future pandemic of its nature) is currently difficult to predict with certainty.

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

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory and related reserves and the carrying value of goodwill and other long-lived assets. While there was no material impact to the Company’s consolidated financial statements, as of and for the quarter ended September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment annually and whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company concluded that it was not necessary to perform an interim impairment test for the long-lived assets as of and for the period ended September 30, 2020.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended September 30, 2020.

It should be noted that at March 31, 2020, the Company’s share price reduction as a result of the ongoing COVID-19 pandemic during the first quarter of 2020, was determined to be a triggering event for impairment testing under ASC 350. The Company performed an interim quantitative impairment analysis and the fair value of reporting units was determined based on valuation techniques using the best available information, primarily cash flow projections. At that time, we determined no goodwill impairment existed for the period.

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

Equity and Warrants

In conjunction with the reverse recapitalization, the Company made changes to its capital stock. The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 201,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of common stock, (the “Common Stock”) and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share.  As of September 30, 2020, no shares of preferred stock authorized have been issued.  As a result of the reverse recapitalization, the shares issued to Alta Equipment Holdings, Inc. shareholders in connection with the transaction are reflected as if they were issued and outstanding beginning on January 1, 2019.

As of September 30, 2020, there were warrants outstanding to acquire 8,668,750 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants will expire five years after the completion of our initial reverse recapitalization or earlier upon redemption or liquidation.

Share Based Compensation

The Board of Directors approved the Company’s 2020 Omnibus Incentive Plan, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other share based awards and cash awards to directors, employees and consultants to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.

We measure the employee stock-based awards at grant-date fair value using provisions of ASC 718 – Stock Compensation and record compensation expense over the vesting period of the award. The Company made an accounting election upon adoption of Accounting Standard Update (“ASU”) 2016-09 and will recognize forfeitures when they occur . The Company treated equity awards granted to non-employee directors similarly to the equity awards to employees upon adoption of ASU 2018-07.

New Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2020

Fair Value Measurement  — Disclosure Framework (Topic 820)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, modifies, and adds certain disclosure requirements on fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. Entities were permitted to early adopt any eliminated or amended disclosures and delay adoption of the additional disclosure requirements until the effective date. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our consolidated financial statements and disclosures.

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

The lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At September 30, 2020 and December 31, 2019, the total lease liability relating to these various equipment sale transactions amounted to $4.1 million and $5.5 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $10.6 million and $12.5 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Company also enters into contracts with customer where it provides automated equipment installation and system integration services. Revenue from the installation services are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

Deferred Revenue

The Company recognizes deferred revenue with respect to service sales, rental agreements and automated equipment installation and system integration services. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to service sales agreements, rental agreements and automated equipment installation and system integration services as of September 30, 2020 and December 31, 2019 was $9.8 million and $4.7 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2020 and 2019 by revenue type, and by the applicable accounting standard.

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$97.9	$97.9	$—	$61.1	$61.1
Parts sales	—	35.5	35.5	—	22.9	22.9
Service revenue	—	35.5	35.5	—	27.3	27.3
Rental revenue	32.2	—	32.2	27.8	—	27.8
Rental equipment sales	—	19.5	19.5	—	10.7	10.7
Net revenue	$32.2	$188.4	$220.6	$27.8	$122.0	$149.8

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$275.2	$275.2	$—	$167.1	$167.1
Parts sales	—	92.3	92.3	—	60.0	60.0
Service revenue	—	94.1	94.1	—	67.2	67.2
Rental revenue	83.4	—	83.4	66.9	—	66.9
Rental equipment sales	—	48.2	48.2	—	26.8	26.8
Net revenue	$83.4	$509.8	$593.2	$66.9	$321.1	$388.0

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return.  The Company recognized approximately $7.1 million in revenues for the year-to-date period ended September 30, 2020 from automated equipment installation and system integration services as performance obligation was satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $12.0 million and $12.1 million for the year-to-date period ended September 30, 2020 and 2019, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both the nine months ended September 30, 2020 and September 30, 2019 was $3.6 million and for both the three months ended September 30, 2020 and September 30, 2019 was $1.2 million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2020	2019
New equipment	$153.3	$92.8
Used equipment	29.6	18.2
Work in process	4.2	3.3
Parts	37.1	24.8
Gross Inventory	$224.2	$139.1
Inventory reserve	(3.1)	(1.9)
	$221.1	$137.2

Direct labor of $1.4 million and $1.2 million incurred for open service orders were capitalized and included in work in process at both September 30, 2020 and December 31, 2019. The remaining work in process balances as of September 30, 2020 and December 31, 2019 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $0.9 and $2.4 million for the three and nine months ended September 30, 2020 and was $0.2 million and $1.5 million for the three and nine months ended September 30, 2019.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2020	2019
Rental fleet	$396.8	$285.1
Equipment and leasehold improvements:
Machinery and equipment	5.1	3.4
Autos and trucks	6.1	4.6
Leasehold improvements	8.6	7.0
Office equipment	3.0	2.3
Computer equipment	9.2	6.2
Total Cost	$428.8	$308.6

Less: accumulated depreciation and amortization
Rental fleet	(120.3)	(100.0)
Equipment and leasehold improvements and computer equipment	(14.8)	(12.1)
Total accumulated depreciation and amortization	(135.1)	(112.1)
	$293.7	$196.5

Total depreciation and amortization on property and equipment was $47.8 million and $33.2 million for the nine months ended September 30, 2020 and 2019 and $19.4 million and $14.0 million for the three months ended September 30, 2020 and 2019, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $3.9 million and $3.5 million, and accumulated amortization balances totaling $2.1 million and $1.3 million, as of September 30, 2020 and December 31, 2019, respectively. Of the $396.8 million and $285.1 million of gross cost of rental fleet, $15.4 million and $18.4 million were represented by guaranteed purchase obligation (“GPO”) assets as of September 30, 2020 and December 31, 2019, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of September 30, 2020 and December 31, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Total
Balance, December 31, 2019	$4.8	$3.8	$8.6
Additions	6.0	8.2	14.2
Balance, September 30, 2020	$10.8	$12.0	$22.8

See Note 15, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of September 30, 2020 and December 31, 2019 were as follows (amounts in millions):

	September 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$24.5	$(2.4)	$22.1	$5.4	$(2.8)	$2.6
Non-compete agreements	0.7	(0.1)	0.6	0.4	(0.3)	0.1
Tradenames	1.7	(0.2)	1.5	0.7	(0.4)	0.3
Total	$26.9	$(2.7)	$24.2	$6.5	$(3.5)	$3.0

Amortization of intangible assets were $0.7 million and $1.4 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

The Company concluded there was no triggering event that constitutes the need to perform finite-lived intangible assets for impairment for the period ended September 30, 2020.

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

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of September 30, 2020, the Company had an outstanding ABL Facility balance of $140.5 million, excluding unamortized debt issuance costs. The effective interest rate was 2.1% at September 30, 2020.

The Company has Floor Plan Facility with its first lien lender to finance new and used inventory and rental fleet equipment. This Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the first lien lender floor plan facility is LIBOR plus an applicable margin. The effective interest rate at September 30, 2020 was 2.9%. The floor plan is collateralized by substantially all assets of the Company. As of September 30, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $30.7 million, excluding unamortized debt issuance costs.

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

With the recent acquisitions, the Company’s floor plan financing facilities with its OEM capital lenders and suppliers were amended to include the new locations and new entities. The floor plan financing facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of September 30, 2020 ranged from 3.0% to 4.2%. As of September 30, 2020, the Company had an outstanding balance on these floor plans of $124.3 million.

The total aggregate amount of indebtedness related to floor plan financing activities (including the first lien lender floor plan) facility cannot exceed $225.0 million at any time. Total borrowings related to floorplan financing as of September 30, 2020 was $155.0 million excluding unamortized debt issuance costs. For the nine months ended and three months ended September 30, 2020 the Company recognized interest expense associated with new equipment financed under its floor plan facilities of $1.8 million and $0.5 million.

Maximum borrowings under the floor plans and ABL Facility are limited to $525 million. The total amount outstanding as of September 30, 2020 was $295.5 million, exclusive of debt issuance and deferred financings costs of $1.6 million.

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

On February 14, 2020, in connection with the reverse recapitalization, and in conjunction with entering into the Amended and Restated Credit Agreement and Term Loan, the Company repaid in full the subordinated debt to the former shareholders of Alta Equipment Company and terminated all commitments and discharged all guarantees related to those agreements. As of September 30, 2020, the Company has no subordinated debt on its Consolidated Balance Sheet.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second priority lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Term Loan, the Company retired the Prior Note Purchase Agreement. The term loan is payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of September 30, 2020, the effective interest rate was 9.8%. The Term loan is collateralized by substantially all assets of the Company.

As of September 30, 2020, outstanding borrowings under the term loan were $151.1 million, which included $6.9 million deferred financing costs and original issue discounts.

Notes Payable — OEM Captive Lender

On May 9, 2014, the Company entered into a Master Note Agreement with an OEM captive lender. These notes were payable in monthly installments, with interest ranging from 3.29% to 4.99%. The notes were secured by the specific assets financed and were to mature at various dates through October 2024.

On February 14, 2020, in connection with the reverse recapitalization, the Company repaid in full the balance of the notes payable to the OEM captive lender. As of September 30, 2020, there were no notes payable to an OEM captive lender on our Consolidated Balance Sheet.

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

The Company’s long-term debt consists of the following (amounts in millions):

	September 30,	December 31,
	2020	2019
Term Loan	$151.1	$—
Senior lien holder	—	71.2
OEM captive lender	—	14.8
Subordinated debt	—	6.7
First lien lender – term loan	—	4.3
Subtotal	$151.1	$97.0
Unamortized debt issuance costs	(2.0)	(2.5)
Debt discount	(4.9)	(0.9)
Total debt	$144.2	$93.6
Less: Current maturities of long-term debt, net	(7.8)	(7.1)
Long-term debt, net	$136.4	$86.5

As of September 30, 2020, the Company was in compliance with the financial covenants set forth in its debt agreements.

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition. The promissory note is due one year from the date of the acquisition. Due to the short-term nature of the note, the liability was included in “Other current liabilities” on the Consolidated Balance Sheet as of September 30, 2020.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million through-out 5-year earn-out period. As of September 30, 2020, the Company recorded a $1.7 million liability related to present value of these minimum cash payments using a market participant discount rate. This additional future liability is recorded as non-contingent liability in “Other liabilities” on the Consolidated Balance Sheet. See Note 14, Fair Value Instruments and Note 15, Business Combinations for further information.

NOTE 11 — CONTINGENCIES

Guarantees

As of September 30, 2020, and December 31, 2019, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $2.6 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

Legal Proceedings

During the nine months ended September 30, 2020 and September 30, 2019, various claims and lawsuits, incidental to the ordinary course of business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

The income tax benefit for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal taxes-current	$—	$—	$—	$—
Federal taxes-deferred	1.4	—	2.6	—
State taxes-current	—	—	—	—
State taxes-deferred	0.5	—	0.8	—
	$1.9	$—	$3.4	$—

The Company recorded an income tax benefit of $1.9 million and $0 for the three months ended September 30, 2020 and 2019, income tax benefit of $3.4 million and $0 for the nine months ended September 30, 2020 and 2019, respectively. For the period ended September 30, 2019, the Company was not in existence and therefore does not have a comparable period. The income tax benefit covers the period starting with the reverse recapitalization on February 14, 2020 through the period ended September 30, 2020.  The income tax results from the period January 1, 2020 through the day prior to the reverse recapitalization will be recognized by the predecessor.  The Company finalized the February 14, 2020 pre-tax income calculation in the third quarter of 2020. As a result, for the three months and nine months ended September 30, 2020, the income tax benefit was $1.9 million and $3.4 million, respectively. This was primarily driven by the level of pre-tax loss of $14.1 million for the period from February 14, 2020 to September 30, 2020. The effective income tax rate for the period from February 14, 2020 to September 30, 2020 of 24.1% was affected by non-deductible expenses and state income taxes.

As of September 30, 2020, the Company had $15.6 million of net deferred tax liabilities. As discussed above, this represents the GAAP to tax difference in the basis of the underlying partnership, Alta Enterprises, LLC.  This basis difference mirrors the GAAP to tax differences within the partnership, which primarily relate to property and equipment assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

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

NOTE 13 — SHARE BASED COMPENSATION

During the third quarter 2020, the Compensation Committee of our Board of Directors approved the grant of 690,000 shares of Restricted Stock Units (“RSUs”) to certain directors, officers and employees of the Company under the 2020 Omnibus Incentive Plan. The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award.

The Company recognized total compensation expense of $3.2 million for the three months and nine months ended September 30, 2020, respectively.

On August 18, 2020, Robert T. Chiles, President of our Construction Group, passed away. Mr. Chiles was the holder of RSUs for 390,000 shares of common stock of the Company, and at his passing these RSU’s became fully vested and converted into 390,000 shares of our common stock. As a result of the immediate vesting of these RSUs, the Company incurred $3.0 million expense.

As of September 30, 2020, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

The following table shows the number of restricted stock awards that were granted and vested during 2020:

Restricted Stock Awards	Number of units	Weighted average grant date fair value
Granted	690,000	$7.60
Vested	(390,000)	$7.60
Forfeited	—	$—
As of September 30, 2020	300,000	$7.60

NOTE 14 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of September 30, 2020 and December 31, 2019.

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

The Company recorded the warrants issued based on the fair value at the date of grant and re-measured at each balance sheet date. The fair value of warrants classified as liabilities at the date of grant was estimated using a market approach. The valuation methodology was primarily a market-based approach using participants in the industrial and heavy-equipment retailing, wholesaling, and rental industry. A range of multiples was established taking company-specific risks into consideration and applied to Alta’s reported EBITDA to derive an implied enterprise value. To derive equity value, interest-bearing debt was removed.

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

The Company redeemed all the warrants outstanding upon closing of the reverse recapitalization on February 14, 2020 and as of September 30, 2020, there were no warrant liabilities on the Consolidated Balance Sheet.

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-out liability that the Company may be required to pay in conjunction with the acquisitions upon the achievement of certain performance milestones. The earn-out for the acquisitions is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Consolidated Statements of Operations.

PeakLogix LLC (“PeakLogix”)

The purchase agreement for the PeakLogix acquisition provides for earn-out payments of a minimum of $2.0 million up to $3.7 million which can be earned through June 30, 2025 based on meeting certain performance milestones. We estimated the fair value of the incremental $1.7 million earn-out payment based on a probability weighted range of outcomes analysis and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. This analysis considered the earn-out payment thresholds, the minimum and maximum range of earn-out payments per the agreement and the expected future cash flows of PeakLogix. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the income statement. Going forward, volatility in the amount of PeakLogix’s actual results and forecasted scenarios could impact the fair value of this contingent consideration.

The Company concluded the future minimum cash payments of $2.0 million will be treated as a non-contingent liability and recorded a $1.7 million liability related to the present value of these minimum cash payments. See Note 10, Long-Term Debt and Note 15, Business Combinations for further information.

In addition to the non-contingent liability, there is a potential earn out payment of  $1.7 million to be paid to Sellers over a five-year period. The Company recorded a  $1.0 million earn out liability as the acquisition date fair value in “Other Liabilities” on the Consolidated Balance Sheet. See Note 15, Business Combinations for further information.

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides for one additional earn-out payment of $1.0 million based on meeting certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on present value of probability weighted expected future results. See Note 15, Business Combinations for further information.

The following table sets forth, by level of hierarchy, the provisional fair value of contingent liability for the earn-out considerations at net present value as of September 30, 2020, which was presented in “Other liabilities” on the Consolidated Balance Sheet:

	September 30, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

NOTE 15 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2020 (amounts in millions):

	Flagler	Liftech	Peak	Hilo	Martin	Total
Cash	$0.4	$—	$3.0	$2.1	$—	$5.5
Accounts receivable	15.1	4.4	4.6	5.5	1.0	30.6
Inventory	37.5	9.6	0.4	4.7	13.2	65.4
Prepaid and other assets	0.5	1.0	0.2	0.2	—	1.9
Property, plant, and equipment	50.7	5.9	0.2	9.2	0.1	66.1
Intangible assets	14.0	0.7	4.6	3.1	—	22.4
Goodwill	6.0	2.0	1.9	2.1	2.2	14.2
Total Assets	$124.2	$23.6	$14.9	$26.9	$16.5	$206.1

Floor plan payable	(29.0)	(3.5)	—	(4.4)	—	(36.9)
Accounts payable	(14.0)	(1.6)	(1.5)	(2.8)	(0.2)	(20.1)
Accrued expenses	(4.1)	—	(0.1)	(0.3)	(0.1)	(4.6)
Other current liabilities	—	(0.1)	(3.9)	(0.4)	—	(4.4)
Other liabilities	(1.3)	—	—	—	—	(1.3)
Total Liabilities	$(48.4)	$(5.2)	$(5.5)	$(7.9)	$(0.3)	$(67.3)

Net Assets Acquired	$75.8	$18.4	$9.4	$19.0	$16.2	$138.8

Assets acquired net of cash	$75.4	$18.4	$6.4	$16.9	$16.2	$133.3

Flagler

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Flagler for a total purchase price of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

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

It should be further noted that, upon the acquisition’s close, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender in the amount of $1.2 million, for a total enterprise value of $74.2 million net of cash acquired.

Liftech

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Liftech for a total purchase price of $18.4 million, which was paid out of funds from the closing of the reverse recapitalization.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

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

It should be further noted that, upon the acquisition’s close, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender in the amount of $2.5 million, for a total enterprise value of $15.9 million.

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total purchase cash consideration of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to a $3.7 million to be paid out to former owners based on meeting certain financial targets through-out 5-year earn-out period, collectively resulting in an estimated enterprise value of $6.4 million net of cash acquired. In connection with the purchase, PeakLogix LLC was created.

See Note 10, Long-Term Debt and Note 14, Fair Value Instruments for further information.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of property, plant, and equipment were estimated to approximate their respective acquisition date net book values. The Company expects the goodwill recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the components of the purchase price at June 12, 2020:

Cash consideration paid *	$5.7
Promissory Note	1.0
Present value of non-contingent earn-out liability	1.7
Earn-out liability	1.0
Total purchase price	$9.4
* Includes $3.0 million cash acquired as part of the Business Combination

Hilo

On July 1, 2020, the Company acquired all the assets of Hilo for a total purchase cash consideration of $18.2 million which was paid out of available funds, and potential earn out payments of an additional $1.0 million.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

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

It should be further noted that, upon the close of the acquisition, total enterprise value was $16.9 million net of cash acquired.

The following table summarizes the component of the purchase price at July 1, 2020:

Cash consideration paid *	$18.2
Earn-out liability	0.8
Total purchase price	$19.0
* Includes $2.1 million cash acquired as part of the Business Combination

Martin Implement Sales, Inc. (“Martin”)

On September 1, 2020, the Company acquired all the assets of Martin for a total purchase price of $16.2 million, which included floorplan eligible new equipment inventories that was paid out of available funds.

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

It should be further noted that, upon the close of the acquisition, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender in the amount of $2.1 million, for a total enterprise value of $14.1 million.

Northland Industrial Truck Co., Inc. (“NITCO”)

The following table summarizes the net assets acquired from the acquisition in 2019 (amounts in millions):

NITCO
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

On May 1, 2019, the Company purchased the assets of NITCO, for a total purchase price of $65.6 million. In connection with the purchase, NITCO, LLC was created.

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

It should be further noted that, upon the close of the acquisition, the Company established additional floorplan borrowings for new equipment on its Floor Plan Facility with its first lien lender, and OEMs, in the amount of $23.5 million, for a total enterprise value of $42.1 million.

Pro forma financial information - 2020

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

	9 Months ended September 30, 2020
	1/1-9/30	1/1-2/14
	The Company	Flagler	Total
Total revenues	$593.2	$25.8	$619.0

Net loss	$(20.8)	$(0.1)	$(20.9)

Pro forma financial information - 2019

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

	9 Months ended September 30, 2019				3 Months ended September 30, 2019
	1/1-9/30	1/1-4/30	1/1-9/30		6/30-9/30	6/30-9/30
	The Company	NITCO	Flagler	Total	The Company	Flagler	Total
Total revenues	$388.0	$45.2	$139.8	$573.0	$149.8	$48.4	$198.2

Net (loss) income	$(29.6)	$1.0	$0.8	$(27.8)	$(27.4)	$2.2	$(25.2)

The financial effect of the other acquisitions, individually and in the aggregate, was not material to the consolidated financial statements. As such, pro forma results of operations including other acquisitions have not been presented.

NOTE 16 — SEGMENTS

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

The Industrial Equipment segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana and New York, as well as parts of the northeastern United States. As of September 30, 2020, the Industrial Equipment segment included the Liftech, PeakLogix and Hilo acquisitions.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois and Florida. As of September 30, 2020, the Construction Equipment segment included the Flagler and Martin acquisitions.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the nine months ended September 30, 2020, Corporate incurred $7.6 million in debt extinguishment fees, $7.6 million in transaction costs and other expenses associated with the reverse recapitalization. During the quarter, Corporate primarily incurred expenses associated with consulting and legal fees related to acquisition costs, shared based compensation expense and interest expense, which were offset with income tax benefit and $8.0 million in income from a life insurance policy on our Construction Group President.

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2020 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$152.7	$122.5	$—	$275.2
Parts sales	43.7	48.6	—	92.3
Service revenue	61.8	32.3	—	94.1
Rental revenue	34.2	49.2	—	83.4
Rental equipment sales	12.3	35.9	—	48.2
Total revenue	$304.7	$288.5	$—	$593.2

Interest expense	4.3	7.8	5.6	17.7
Depreciation and amortization	17.0	34.6	—	51.6
Net income (loss)	$7.9	$(14.8)	$(13.9)	$(20.8)

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2020 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$58.7	$39.2	$—	$97.9
Parts sales	16.7	18.8	—	35.5
Service revenue	23.4	12.1	—	35.5
Rental revenue	12.2	20.0	—	32.2
Rental equipment sales	4.0	15.5	—	19.5
Total revenue	$115.0	$105.6	$—	$220.6

Interest expense	1.4	2.7	2.0	6.1
Depreciation and amortization	6.4	14.6	—	21.0
Net income (loss)	$2.8	$(8.6)	6.1	$0.3

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$98.3	$68.8	$—	$167.1
Parts sales	35.7	24.3	—	60.0
Service revenue	48.4	18.8	—	67.2
Rental revenue	26.9	40.0	—	66.9
Rental equipment sales	2.5	24.3	—	26.8
Total revenue	$211.8	$176.2	$—	$388.0

Interest expense	3.3	6.0	5.8	15.1
Depreciation and amortization	11.6	23.1	—	34.7
Net income (loss)	$8.0	$(2.3)	$(35.3)	$(29.6)

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2019 (amounts in millions):

	Industrial Equipment	Construction Equipment	Corporate	Total
New and used equipment sales	$41.5	$19.6	$—	$61.1
Parts sales	14.3	8.6	—	22.9
Service revenue	20.2	7.1	—	27.3
Rental revenue	12.0	15.8	—	27.8
Rental equipment sales	0.7	10.0	—	10.7
Total revenue	$88.7	$61.1	$—	$149.8

Interest expense	1.3	2.1	2.2	5.6
Depreciation and amortization	4.9	9.3	—	14.2
Net income (loss)	$4.9	$(1.4)	(30.9)	$(27.4)

The following table presents the Company’s identified assets by reportable segment  for the period ending September 30, 2020 and December 31, 2019 (amounts in millions):

	September 30, 2020	December 31, 2019
Segment assets:
Industrial equipment	$257.9	$207.5
Construction equipment	441.1	246.0
Corporate	0.8	0.7
Total assets	$699.8	$454.2

NOTE 17 — SUBSEQUENT EVENTS

On October 30, 2020, the Company closed its acquisition of all the assets of Howell Tractor and Equipment, LLC. (“Howell”), a privately held heavy equipment dealer serving Northern Illinois and Northwest Indiana. The purchase price consisted of $23.3 million in cash paid at closing, subject to certain adjustments based upon Howell’s net working capital at closing. Additionally, the Company issued 507,143 shares of its common stock in connection with the purchase agreement, yielding a total enterprise value of approximately $23.8 million, excluding approximately $3.4 million of floorplan eligible new equipment inventories.

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

In mid-March, the Company started to see a slowdown in its business activity, initially and primarily in the automotive industry and in the state of Michigan due to its customers being impacted by the COVID-19 pandemic. This slowdown reached its most acute level midway through the second quarter.  In mid-May as state and local officials began easing quarantine and “stay at home” orders we saw an increase in business activity levels that continued to trend positively through the remainder of the second quarter. While business activity levels stabilized in the third quarter to near pre-COVID levels, with the exception of our rental fleet utilization which continues to lag 2019 levels, as of the time of this filing, we are unable to predict the exact impact the COVID-19 pandemic will have on our business in fourth quarter of 2020 and into 2021. COVID-19’s impact on our fourth quarter of 2020 and 2021 financial results and beyond will depend on future developments, such as the duration and scope of outbreaks and the potential for future “shelter in place” orders that could impact our employees, customers and suppliers.  Although we’ve seen improvements in business activity in the third quarter of 2020 when compared to the second quarter of 2020, we expect our full year 2020 results to be adversely affected by COVID-19. Specifically, if there is a resurrection of the “stay at home” restrictions in the fourth quarter of 2020, our business and financial performance would likely be negatively impacted.

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

Remote Work Arrangements

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely. In late second quarter of 2020, we phased in a return to more normalize working conditions as state or local governments began lifting restrictions. Despite the lifting of certain restrictions, Alta continues to adhere to government issued guidelines and promote a clean and safe environment in all of its branch locations. Where and when applicable, certain non-revenue producing business functions have been able to operate via remote work arrangements which have been designed to allow for the continued operation of our business while allowing employees to work virtually.

Liquidity

Although we were deemed an “essential” business in all of our geographies, many of our customers were drastically impacted by COVID-19 in the second quarter of 2020, which led to an adverse effect on the Company’s financial performance in the quarter.

Despite the relative reduction in revenues in the second quarter and in order to preserve our liquidity, our senior executive officers volunteered to accept pay reductions, we implemented an employee furlough program and took various other cost savings measures to prioritize preserving our liquidity position.  We believe the measures we took were prudent and successful in helping to preserve our liquidity position.  As business conditions and customer demand returned to more normalized levels, many of these cost savings measures and furlough programs were removed and eliminated in the third quarter.  While our sales and services related operations are performing at near pre-COVID levels, our rental fleet utilization has lagged pre-COVID performance which prevented the Company from generating an optimal level of cash flow commensurate with pre-COVID levels in the third quarter. The Company will continue to monitor utilization and, in-turn, rationalize rental fleet levels to match expected demand in the fourth quarter of 2020 and through the end of COVID-19 pandemic.  Additionally, we believe that the acquisitions and investments made in the second and third quarters of 2020 expand our service capabilities, geographic reach, end market diversification and product offerings; each of which ultimately strengthens our resiliency to economic shocks and will help to preserve liquidity over the long term.  After considering current business conditions, we believe we have sufficient liquidity to fund our operations as we work through the COVID-19 recovery.  Our Board of Directors and management team continues to monitor and evaluate the continuing impacts of the COVID-19 pandemic on our business and operations, to the extent business conditions regress from current levels we may take additional actions to further reduce costs and/or seek additional financing to bolster our liquidity position.

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

•	federal, state, and local budget uncertainty, especially as it relates to infrastructure projects;
•	the performance and financial viability of key suppliers, contractors, customers, and financing sources;
•	economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or sales channels;
•	our success in identifying acquisition targets and integrating acquisitions;
•	our success in expanding into and doing business in additional markets;
•	the competitive environment for our products and services;
•	our ability to continue to innovate and develop new business lines;
•	our ability to attract and retain key personnel, including, but not limited to, skilled technicians;
•	our ability to maintain our listing on the New York Stock Exchange;
•	the impact of cyber or other security threats or other disruptions to our businesses; and
•	our ability to realize the anticipated benefits of acquisitions or divestitures, rental fleet investments or internal reorganizations.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019,

Registration Statement on Form S-1, filed with the SEC on March 25, 2020, Registration Statement on Form S-1, filed with the SEC on October 26, 2020 and in this Quarterly Report on Form 10-Q, respectively.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise

Business Description

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

(iv)   repair and maintenance services; and

(v)    equipment rentals.

We have operated as an equipment dealership for over 35 years and have developed a branch network that includes 51 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

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

Acquisitions

Martin Implement Sales, Inc. (“Martin”)

On September 1, 2020, the Company acquired all the assets of Martin for a total purchase price of $16.2 million, which included floorplan eligible new equipment inventories, which was paid out of available funds. This acquisition enhances our position in the Illinois construction market, broadens our product portfolio in the compact segment of the construction equipment market and adds valuable service capabilities in the region.

Hilo Equipment & Services (“Hilo”)

On July 1, 2020, the Company acquired all the assets of Hilo, a distributor of material handling equipment with three branches in the New York City metro area. Under the terms of the agreement, the purchase price at close was $18.2 million in cash, including certain new floorplan inventory and potential earn out payments of $1.0 million tied to post closing performance of the Hilo business. The acquisition aligns with our growth strategy by expanding our distribution footprint with a major OEM, giving us a strategic presence in yet another densely populated major market and strengthens our overall coverage of the Northeastern United States.

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total cash purchase price of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to $3.7 million to be paid out to former owners based on meeting certain financial targets through-out the 5-year earn-out period. The acquisition represents the Company’s entrance into the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

Flagler

On February 14, 2020, the Company acquired all the assets of Flagler for a total purchase price of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization. The acquisition expands our heavy equipment segment into the Florida construction market, scales our relationship with a major OEM and provides an opportunity for us to deploy our aftermarket strategies in a robust and growing construction market in the southeastern United States.

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

Northland Industrial Truck Co., Inc.

On May 1, 2019, we purchased the assets of Northland Industrial Truck Co., Inc. for a total purchase price of $65.6 million. In connection with the purchase, NITCO LLC was created. The acquisition expands our business into the New England market, diversifies our end market exposure, and provides Alta a growth platform on the East Coast of the United States.  The acquisition adds a best-in-class full-service materials handling and construction equipment dealer with operations in Massachusetts, Connecticut, New Hampshire and Maine.

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales.    We sell new heavy construction and industrial equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, and JCB. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products related to our material handling equipment offerings and, with the acquisition of PeakLogix, we provide automated equipment installation and system implementation solutions.

Used Equipment Sales.    We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party lease arrangement, or , as is primarily the case in our industrial segment, equipment that has been designated for disposal and has been transferred to our used inventory from our rental fleet. Used equipment sales made in our territories, like new equipment sales, generate parts and services business for us, as well.

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

Equipment Rentals.    We rent heavy construction, aerial, industrial, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which we believe to be well maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $381.4 million. The original acquisition cost of our rental fleet excludes the value of assets associated with the guaranteed purchase obligations. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

Results of Operations

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

Consolidated Results

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2020	2019	2020 versus 2019		2020	2019	2020 versus 2019
Revenues:
New and used equipment sales	$97.9	$61.1	$36.8	60.2%	$275.2	$167.1	$108.1	64.7%
Parts sales	35.5	22.9	12.6	55.0%	92.3	60.0	32.3	53.8%
Service revenue	35.5	27.3	8.2	30.0%	94.1	67.2	26.9	40.0%
Rental revenue	32.2	27.8	4.4	15.8%	83.4	66.9	16.5	24.7%
Rental equipment sales	19.5	10.7	8.8	82.2%	48.2	26.8	21.4	79.9%
Net revenue	$220.6	$149.8	$70.8	47.3%	$593.2	$388.0	$205.2	52.9%

Cost of revenues:
New and used equipment sales	84.4	53.4	31.0	58.1%	240.3	146.6	93.7	63.9%
Parts sales	24.3	14.9	9.4	63.1%	63.3	39.4	23.9	60.7%
Service revenue	13.5	10.0	3.5	35.0%	35.9	24.3	11.6	47.7%
Rental revenue	5.4	4.3	1.1	25.6%	14.8	11.4	3.4	29.8%
Rental depreciation and amortization	19.2	13.7	5.5	40.1%	47.1	32.9	14.2	43.2%
Rental equipment sales	17.1	9.3	7.8	83.9%	41.7	23.1	18.6	80.5%
Cost of revenue	$163.9	$105.6	$58.3	55.2%	$443.1	$277.7	$165.4	59.6%

Gross profit	$56.7	$44.2	$12.5	28.3%	$150.1	$110.3	$39.8	36.1%

General and administrative expenses	58.4	37.5	20.9	55.7%	153.2	95.6	57.6	60.3%
Depreciation and amortization expense	1.8	0.5	1.3	260.0%	4.5	1.8	2.7	150.0%
Total general and administrative expenses	60.2	38.0	$22.2	58.4%	157.7	97.4	$60.3	61.9%

(Loss) income from operations	$(3.5)	$6.2	$(9.7)	(156.5)%	$(7.6)	$12.9	$(20.5)	(158.9)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.9)	0.4	(44.4)%	(1.8)	(2.4)	0.6	(25.0)%
Interest expense – other	(5.6)	(4.7)	(0.9)	19.1%	(15.9)	(12.7)	(3.2)	25.2%
Other income	8.0	0.3	7.7	2566.7%	8.7	0.9	7.8	866.7%
Change in fair market of warrants	—	(28.3)	28.3	(100.0)%	—	(28.3)	28.3	(100.0)%
Loss on extinguishment of debt	—	—	—	NA	(7.6)	—	(7.6)	NA
Total other income (expense)	$1.9	$(33.6)	$35.5	(105.7)%	$(16.6)	$(42.5)	$25.9	(60.9)%

Loss before taxes	$(1.6)	$(27.4)	25.8	(94.2)%	$(24.2)	$(29.6)	5.4	(18.2)%

Income tax benefit	(1.9)	—	(1.9)	NA	(3.4)	—	(3.4)	NA

Net income (loss)	$0.3	$(27.4)	$27.7	(101.1)%	$(20.8)	$(29.6)	$8.8	(29.7)%

	Percent of Revenue		Percent of Revenue
Consolidated	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	44.4%	40.8%	46.4%	43.1%
Parts sales	16.1%	15.3%	15.6%	15.5%
Service revenue	16.1%	18.2%	15.9%	17.3%
Rental revenue	14.6%	18.6%	14.1%	17.2%
Rental equipment sales	8.8%	7.1%	8.1%	6.9%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	38.3%	35.6%	40.5%	37.8%
Parts sales	11.0%	9.9%	10.7%	10.2%
Service revenue	6.1%	6.7%	6.1%	6.3%
Rental revenue	2.4%	2.9%	2.5%	2.9%
Rental depreciation and amortization	8.7%	9.1%	7.9%	8.5%
Rental equipment sales	7.8%	6.2%	7.0%	6.0%
Cost of revenue	74.3%	70.5%	74.7%	71.6%

Gross profit	25.7%	29.5%	25.3%	28.4%

Revenues:    Consolidated revenues increased by $70.8 million, or 47.3%, to $220.6 million for the three months ended September 30, 2020 as compared to the same period last year. The primary drivers of this period over period increase were the favorable impact from the acquisitions of Flagler, Liftech, PeakLogix, Hilo and Martin which occurred between February 2020 and September 2020. All revenue streams increased as a result of these acquisitions. Notably, our new and used equipment sales increased by approximately 11.0% on an organic basis compared to the same period in 2019 due to increased sales volume within our existing markets.  Additionally, parts and service increased by 7.5% and 4.2% on an organic basis, respectively, quarter over quarter. While sales, parts and service increased on an organic basis, our rental revenue decreased by approximately 13.0% on an organic basis due to a decrease in utilization for the three months ended 2020 compared to the same period in 2019.

Consolidated revenues increased by $205.2 million, or 52.9%, to $593.2 million for the nine months ended September 30, 2020 as compared to the same period last year. Overall, the revenue streams increased as a result of the NITCO, Flagler, Liftech, Peak Logix, Hilo and Martin acquisitions that closed between May 2019 and September 2020. All revenue streams increased as a result of these acquisitions.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	13.8%	12.6%	1.2%	12.7%	12.3%	0.4%
Parts sales	31.5%	34.9%	(3.4)%	31.4%	34.3%	(2.9)%
Service revenue	62.0%	63.4%	(1.4)%	61.8%	63.8%	(2.0)%
Rental revenue	23.6%	35.3%	(11.6)%	25.8%	33.8%	(8.0)%
Rental equipment sales	12.3%	13.1%	(0.8)%	13.5%	13.8%	(0.3)%

Consolidated gross profit	25.7%	29.5%	(3.8)%	25.3%	28.4%	(3.1)%

Gross profit (GP):

The consolidated gross profit for the three months ended September 30, 2020 was 25.7%, a 3.8% decline from the 29.5% for the same period in 2019. We also realized a decline in rental revenue gross margin in the third quarter of 2020, which was the main driver in the overall depressed margin; specific factors of this decline in rental revenue gross margin are further described herein in the segment levels results. Additionally, parts and service gross margins decreased as a whole, in part due to the relative sales mix being more heavily weighted to our construction segment year over year.  This was partially offset by higher gross margin on new and allied products as a result of the PeakLogix acquisition. Additionally, we realized better used equipment gross margin in our industrial segment in the third quarter of 2020 when compared to the same period in 2019.

The consolidated gross profit for the nine months ended September 30, 2020 was 25.3%, a 3.1% decline from the 28.4% for the same period in 2019. The decrease in gross margins were largely driven by the same issues as described above for the reduction in the third quarter of 2020 gross margin when compared with the same period in 2019.

General and Administrative expenses:    Consolidated general and administrative (G&A) expenses increased by $22.2 million to $60.2 million for the three months ended September 30, 2020 compared to the same period last year. This increase was mainly driven by the impact from the acquisitions of Flagler, Liftech, PeakLogix, Hilo and Martin. In addition to the acquisitions, the Company incurred $3.2 million share-based compensation expense mainly due to the immediate vesting of restricted stock units related to the passing of our Construction Group President.

Consolidated general and administrative (G&A) expenses increased by $60.3 million to $157.7 million for the nine months ended September 30, 2020 compared to the same period last year. This increase was mainly due to the same drivers described above in addition to the $7.6 million of transaction costs associated with activities directly attributable to the reverse recapitalization. Outside of the reverse recapitalization and acquisition activities, G&A expenses also increased in support of enterprise-wide growth.

Other Income (expense):    Consolidated other income for the three months ended September 30, 2020 was $1.9 million compared to $(33.6) million for the same period in 2019. This change was mainly due to $8.0 million in key man life insurance proceeds as a result of the passing away of our Construction Group President, which offset higher borrowings associated with the financing of our recent acquisitions. For the three months ended 2019, the Company incurred a $28.3 million expense as a result of the recognition of an increase in the fair value of warrants held by a former minority shareholder. The increase in fair value was triggered by the implied valuation of the company in the reverse recapitalization

Consolidated other expense decreased by $25.9 million compared to the same period last year. The year over year favorable change was primarily attributable to the activities described above. In addition to the above, the Company incurred $7.6 million loss on debt extinguishment in the reverse recapitalization and had higher borrowings associated with the reverse recapitalization and acquisition related activities during the nine months ended September 30, 2020.

Provision for income taxes:    Income tax benefit for the three months ended September 30, 2020 was $1.9 million compared to $0 for the three months ended September 30, 2019.  This benefit was the result of the level of pre-tax loss for the third quarter of 2020.

Income tax benefit for the nine months ended September 30, 2020 was $3.4 million compared to $0 for the nine months ended September 30, 2019.  This benefit was the result of the level of pre-tax loss for the period from February 14, 2020 to September 30, 2020.

Industrial Equipment Results:

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2020	2019	2020 versus 2019		2020	2019	2020 versus 2019
Revenues:
New and used equipment sales	$58.7	$41.5	$17.2	41.4%	$152.7	$98.3	$54.4	55.3%
Parts sales	16.7	14.3	2.4	16.8%	43.7	35.7	8.0	22.4%
Service revenue	23.4	20.2	3.2	15.8%	61.8	48.4	13.4	27.7%
Rental revenue	12.2	12.0	0.2	1.7%	34.2	26.9	7.3	27.1%
Rental equipment sales	4.0	0.7	3.3	471.4%	12.3	2.5	9.8	392.0%
Net revenue	$115.0	$88.7	$26.3	29.7%	$304.7	$211.8	$92.9	43.9%

Cost of revenues:
New and used equipment sales	48.5	36.1	12.4	34.3%	129.6	86.3	43.3	50.2%
Parts sales	10.6	8.9	1.7	19.1%	27.8	22.2	5.6	25.2%
Service revenue	8.5	7.2	1.3	18.1%	22.4	17.6	4.8	27.3%
Rental revenue	2.2	1.6	0.6	37.5%	6.0	4.2	1.8	42.9%
Rental depreciation and amortization	5.4	4.5	0.9	20.0%	14.5	10.2	4.3	42.2%
Rental equipment sales	2.9	0.3	2.6	866.7%	9.4	1.6	7.8	487.5%
Cost of revenue	$78.1	$58.6	$19.5	33.3%	$209.7	$142.1	$67.6	47.6%

Gross profit	$36.9	$30.1	$6.8	22.6%	$95.0	$69.7	$25.3	36.3%

General and administrative expenses	31.7	23.8	7.9	33.2%	80.7	57.7	23.0	39.9%
Depreciation and amortization expense	1.0	0.4	0.6	150.0%	2.5	1.4	1.1	78.6%
Total general and administrative expenses	$32.7	$24.2	$8.5	35.1%	$83.2	$59.1	$24.1	40.8%

Income from operations	$4.2	$5.9	$(1.7)	(28.8)%	$11.8	$10.6	$1.2	11.3%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.2)	(0.6)	0.4	(66.7)%	(1.0)	(1.4)	0.4	(28.6)%
Interest expense – other	(1.2)	(0.7)	(0.5)	71.4%	(3.3)	(1.9)	(1.4)	73.7%
Other income	—	0.3	(0.3)	(100.0)%	0.4	0.7	(0.3)	(42.9)%
Total other income (expense)	$(1.4)	$(1.0)	$(0.4)	40.0%	$(3.9)	$(2.6)	$(1.3)	50.0%

Net income	$2.8	$4.9	$(2.1)	(42.9)%	$7.9	$8.0	$(0.1)	(1.3)%

	Percent of Revenue		Percent of Revenue
Industrial Equipment	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	51.0%	46.8%	50.1%	46.4%
Parts sales	14.5%	16.1%	14.3%	16.9%
Service revenue	20.3%	22.8%	20.3%	22.9%
Rental revenue	10.6%	13.5%	11.2%	12.7%
Rental equipment sales	3.5%	0.8%	4.0%	1.2%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	42.2%	40.7%	42.5%	40.7%
Parts sales	9.2%	10.0%	9.1%	10.5%
Service revenue	7.4%	8.1%	7.4%	8.3%
Rental revenue	1.9%	1.8%	2.0%	2.0%
Rental depreciation and amortization	4.7%	5.1%	4.8%	4.8%
Rental equipment sales	2.5%	0.3%	3.1%	0.8%
Cost of revenue	67.9%	66.1%	68.8%	67.1%

Gross profit	32.1%	33.9%	31.2%	32.9%

Revenues:    Industrial Equipment segment revenues increased by 29.7% to $115.0 million for the three months ended September 30, 2020 as compared to the same period last year. Overall, revenue streams were up as a result of the Liftech, PeakLogix and Hilo acquisitions that closed in February 2020, June 2020 and July 2020, respectively. While we experienced an acute reduction in customer demand from the global COVID-19 pandemic in the second quarter of 2020, specifically in parts and service, we were able to rebound in the third quarter and both parts and service revenue lines increased by approximately $3.4 million each compared to the second quarter, or up by 28.3% and 19.3%, respectively.

Industrial Equipment segment revenues increased by 43.9% to $304.7 million for the nine months ended September 30, 2020 as compared to the same period last year. The year-over-year increase was mainly due to the contributions from the acquisitions of NITCO, Liftech, PeakLogix and Hilo that occurred between May 2019 and July 2020.

Gross profit (GP):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Industrial Equipment	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	17.4%	13.0%	4.4%	15.1%	12.2%	2.9%
Parts sales	36.5%	37.8%	(1.2)%	36.4%	37.8%	(1.4)%
Service revenue	63.7%	64.4%	(0.7)%	63.8%	63.6%	0.1%
Rental revenue	37.7%	49.2%	(11.5)%	40.1%	46.5%	(6.4)%
Rental equipment sales	27.5%	57.1%	(29.6)%	23.6%	36.0%	(12.4)%

Segment gross profit	32.1%	33.9%	(1.8)%	31.2%	32.9%	(1.7)%

Industrial Equipment gross profit margins for the three months ended September 30, 2020 declined 1.8% to 32.1% compared to the same period in 2019. New equipment sales gross margin benefited from the addition of PeakLogix to the sales mix in the third quarter of 2020. As PeakLogix “design and build” higher margin business line realizes higher gross margin than the gross margin on new and allied products in our legacy business. Additionally, we realized better used equipment gross margin in the third quarter of 2020 when compared to the third quarter of 2019.  We also realized a decline in rental revenue gross margin in the third quarter of 2020 which was the main driver in the overall depressed margin. This reduction in rental gross margin was the result of reduced quarter-over-quarter utilization of our rental fleet and the fixed depreciation on our Industrial rental fleet and an increase in repairs and maintenance and subleasing expense quarter-over-quarter as a percentage of revenue.  Notably, overall, our gross profit for the three months ended September 30, 2020 increased by $9.2 million, or 33.2% versus the second quarter of 2020. This increase in gross profit is almost exclusively related to the increase in business activity we experienced once “stay at home” orders and related restrictions were relaxed near the end of the second quarter.

Industrial Equipment gross profit margins for the nine months ended September 30, 2020 declined 1.7% to 31.2% compared to the same period in 2019 for the aforementioned reasons.

General and administrative expenses:   Industrial Equipment general and administrative (G&A) expenses increased by 8.5 million to $32.7 million for the three months ended September 30, 2020 as compared to the same period last year. This change was mainly driven by the addition of the G&A from the Industrial segment acquisitions Liftech, PeakLogix and Hilo. As business activity recovered in the third quarter of 2020, cost mitigation efforts related to COVID in the form of pay reductions, employee furlough programs and reductions in benefits ceased, causing an increase in G&A in the third quarter when compared to the second quarter.

Industrial Equipment general and administrative (G&A) expenses increased by 24.1 million to $83.2 million for the nine months ended September 30, 2020 as compared to the same period last year. This increase was primarily due to the inclusion of the G&A from the Industrial segment acquisitions, NITCO, Liftech, PeakLogix and Hilo.

Other Income (expense):    Industrial Equipment other expense increased by $0.4 to ($1.4) million for the three months ended September 30, 2020 as compared to the same period last year. The majority of the quarter-over- quarter increase was the result of the addition of debt related to the Liftech, PeakLogix and Hilo acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

Industrial Equipment other expense increased by $1.3 million to ($3.9) million for the nine months ended September 30, 2020 as compared to the same period last year. The majority of the year-over-year increase was the result of the addition of debt related to the NITCO, Liftech, PeakLogix and Hilo acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

Construction Equipment Results

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2020	2019	2020 versus 2019		2020	2019	2020 versus 2019
Revenues:
New and used equipment sales	$39.2	$19.6	$19.6	100.0%	$122.5	$68.8	$53.7	78.1%
Parts sales	18.8	8.6	10.2	118.6%	48.6	24.3	24.3	100.0%
Service revenue	12.1	7.1	5.0	70.4%	32.3	18.8	13.5	71.8%
Rental revenue	20.0	15.8	4.2	26.6%	49.2	40.0	9.2	23.0%
Rental equipment sales	15.5	10.0	5.5	55.0%	35.9	24.3	11.6	47.7%
Net revenue	$105.6	$61.1	$44.5	72.8%	$288.5	$176.2	$112.3	63.7%

Cost of revenues:
New and used equipment sales	35.9	17.3	18.6	107.5%	110.7	60.3	50.4	83.6%
Parts sales	13.7	6.0	7.7	128.3%	35.5	17.2	18.3	106.4%
Service revenue	5.0	2.8	2.2	78.6%	13.5	6.7	6.8	101.5%
Rental revenue	3.2	2.7	0.5	18.5%	8.8	7.2	1.6	22.2%
Rental depreciation and amortization	13.8	9.2	4.6	50.0%	32.6	22.7	9.9	43.6%
Rental equipment sales	14.2	8.9	5.3	59.6%	32.3	21.4	10.9	50.9%
Cost of revenue	$85.8	$46.9	$38.9	82.9%	$233.4	$135.5	$97.9	72.3%

Gross profit	$19.8	$14.2	$5.6	39.4%	$55.1	$40.7	$14.4	35.4%

General and administrative expenses	24.9	13.4	11.5	85.8%	60.4	36.8	23.6	64.1%
Depreciation and amortization expense	0.8	0.1	0.7	700.0%	2.0	0.4	1.6	400.0%
Total general and administrative expenses	$25.7	$13.5	$12.2	90.4%	$62.4	$37.2	$25.2	67.7%

(Loss) income from operations	$(5.9)	$0.7	$(6.6)	(942.9)%	$(7.3)	$3.5	$(10.8)	(308.6)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.3)	(0.4)	0.1	(25.0)%	(0.8)	(1.1)	0.3	(27.3)%
Interest expense – other	(2.4)	(1.7)	(0.7)	41.2%	(7.0)	(4.9)	(2.1)	42.9%
Other income	—	—	—	NA	0.3	0.2	0.1	50.0%
Total other income (expense)	$(2.7)	$(2.1)	$(0.6)	28.6%	$(7.5)	$(5.8)	$(1.7)	29.3%

Net loss	$(8.6)	$(1.4)	$(7.2)	514.3%	$(14.8)	$(2.3)	$(12.5)	543.5%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
New and used equipment sales	37.1%	32.1%	42.5%	39.0%
Parts sales	17.8%	14.1%	16.8%	13.8%
Service revenue	11.5%	11.6%	11.2%	10.7%
Rental revenue	18.9%	25.9%	17.1%	22.7%
Rental equipment sales	14.7%	16.4%	12.4%	13.8%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	34.0%	28.3%	38.4%	34.2%
Parts sales	13.0%	9.8%	12.3%	9.8%
Service revenue	4.7%	4.6%	4.7%	3.8%
Rental revenue	3.0%	4.4%	3.1%	4.1%
Rental depreciation and amortization	13.1%	15.1%	11.3%	12.9%
Rental equipment sales	13.4%	14.6%	11.2%	12.1%
Cost of revenue	81.3%	76.8%	80.9%	76.9%

Gross profit	18.8%	23.2%	19.1%	23.1%

Revenues:    Construction Equipment segment revenues increased by 72.8% to $105.6 million for the three months ended September 30, 2020 as compared to the same period last year. This increase was mainly attributable to the Flagler and Martin acquisitions that occurred in the first and third quarter of 2020. Organically, we experienced an increase in the sale of equipment by 30.5% over the third quarter of 2019, parts and service increased by 14.6% over the same period in 2019, despite the global COVID-19 pandemic that was still impacting the broader economy in the third quarter of 2020.  However, organic rental revenues and utilization decreased in the third quarter of 2020, leading to a 13.9% decrease in organic rental revenue when compared to the same period in 2019.

Construction Equipment segment revenues increased by 63.7% to $288.5 million for the nine months ended September 30, 2020 as compared to the same period last year. This increase was primarily attributable to the favorable impact from the acquisitions of Flagler and Martin businesses during first and third quarter of 2020, respectively. Organic rental utilization metrics were outpacing prior years before the impact of COVID-19 negatively impacted our rental utilization and, in turn, our rental revenues.

Gross profit (GP):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Construction Equipment	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	8.4%	11.7%	(3.3)%	9.6%	12.4%	(2.7)%
Parts sales	27.1%	30.2%	(3.1)%	27.0%	29.2%	(2.3)%
Service revenue	58.7%	60.6%	(1.9)%	58.2%	64.4%	(6.2)%
Rental revenue	15.0%	24.7%	(9.7)%	15.9%	25.3%	(9.4)%
Rental equipment sales	8.4%	11.0%	(2.6)%	10.0%	11.9%	(1.9)%

Segment gross profit	18.8%	23.2%	(4.5)%	19.1%	23.1%	(4.0)%

Construction Equipment gross profit decreased by 4.5% to 18.8% in the three months ended September 30, 2020 from 23.2% compared to the same period in 2019. A decline in rental revenue gross margin was the main driver in the overall depressed margin. Rental margins decreased primarily due to the acquisition of Flagler in the first quarter of 2020.  Flagler’s rental fleet, when compared to the rental fleet that existed in the third quarter of 2019, is more heavily weighted to larger capacity construction equipment which we depreciate at a higher rate than lower capacity construction equipment  Secondarily, the combination of reduced quarter-over-quarter utilization of our rental fleet, due to COVID-19 and the fixed depreciation expense on certain product categories of our rental fleet also contributed to this reduction in gross margin.  Despite parts margins being down quarter over quarter, we note that the 27.1% realized in the third quarter is in line with expectations and historic gross margin levels. Additionally, service gross margins, and parts to a less extent, decreased quarter-over-quarter due to acquisition of Flagler in the first quarter of 2020, where the mix of service and parts revenue is more heavily weighted toward lower-margin warranty work and where best practices in the service department continue to be implemented.  Notably, the service gross margin increased by 3.0% when compared to the second quarter of 2020. Additionally, in the third quarter of 2020 our used and rental equipment sales gross margins were below historic levels realized as the company used wholesale brokers to sell certain tranches of used equipment that was underutilized.

Construction Equipment gross profit decreased by 4.0% to 19.1% in the nine months ended September 30, 2020 from 23.1% compared to the same period in 2019. This decline in gross margins were largely driven by the same issues as described above for the reduction in the third quarter of 2020 gross margin when compared with the same period in 2019.

General and Administrative expenses:    Construction Equipment general and administrative (G&A) expenses increased by $12.2 million to $25.7 million for the three months ended September 30, 2020 as compared to the same period in 2019. The quarter over quarter increase was mainly attributable to the additional G&A as a result of the Flagler and Martin acquisitions. In addition to the acquisitions, the Construction equipment segment incurred $3.0 million stock compensation expense mainly due to the immediate vesting of the restricted stock units for the passing of its Construction Group President.

Construction Equipment general and administrative (G&A) expenses increased by $25.2 million to $62.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The year over year change was mainly driven by the aforementioned reasons.

Other Income (expense):    Construction Equipment other expense increased by $0.6 million to ($2.7) million for the three months ended September 30, 2020 as compared to the same period in 2019. The quarter over quarter increase was mainly due to the interest expense respective to the Flagler and Martin acquisitions, as the assets were financed through our line of credit and floorplan financing facilities.

Construction Equipment other expense increased to ($7.5) million for the nine months ended September 30, 2020 as compared to ($5.8) million during the same period in 2019. This change was primarily driven by interest expense associated with the Flagler and Martin acquisitions, as these assets were financed via our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019 Cash Flows

Cash Flow from Operating Activities.    Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2020, operating activities resulted in net cash used in operations of $44.7 million. Our reported net loss of $20.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, and the share-based payments, provided net cash inflows of $28.9 million. Changes in working capital included a $102.8 million increase in inventories, $32.6 million in net payments on manufacturer floor plans, and an $8.6 million cash outflow in prepaid expense and other assets and other liabilities. Cash flows from operating activities were impacted by a $48.2 million favorable change in proceeds from the sale of rental equipment, a $6.2 million favorable change in accounts receivable, and a $16.0 million cash inflows from accounts payable, accrued expenses, customer deposits, and other liabilities.

For the nine months ended September 30, 2019, the cash used in our operating activities was $4.0 million. Our reported net loss of $29.6 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, paid-in-kind interest, and provision for losses on accounts receivable, provided positive cash flows of $37.3 million. Cash used in operating activities included $53.2 million cash outflows in inventories, an increase in accounts receivable by $14.2 million, a $5.3 million in net payments on manufacturer floor plans, a $1.3 million cash outflows in prepaid expense and other assets. Cash flows from operating activities was positively impacted by a $5.9 million favorable changes in accounts payable, accrued expenses, and other current liabilities and leases and other liabilities.

Cash Flow from Investing Activities.    For the nine months ended September 30, 2020, our cash used in investing activities was $166.3 million. This was mainly due to $128.8 million use of cash as a result of the recent acquisitions and $38.5 million for purchases of rental equipment and non-rental property and equipment.

For the nine months ended September 30, 2019, our cash used in investing activities was $85.6 million. The acquisition of NITCO totaled $65.6 million and purchases of rental equipment and non-rental property and equipment totaled $20.1 million.

Cash Flow from Financing Activities.    For the nine months ended September 30, 2020, cash provided by financing activities was $211.1 million. The favorable impact was mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under our lines of credits and floor plans with an unaffiliated source (i.e. a non-vendor) were $147.4 and $2.2 million, respectively. Net proceeds under long-term debt amounted to $149.4. Additionally, proceeds from disgorgement of short swing profits was $1.6 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $5.9 million and a $5.4 million payment on long term debt and capital lease obligations.

For the nine months ended September 30, 2019, cash provided by financing activities was $90.2 million. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) for the nine months ended September 30, 2019 were $49.4 million and $30.7 million, respectively. Additionally, net proceeds under long-term debt amounted to $10.9 million partially offset by payments on long term debt of $0.7 million.

Sources of Liquidity

The Company reported $0.1 million in cash for the nine months ended September 30, 2020.

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

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of September 30, 2020, the Company had an outstanding revolving line of credit balance of $140.5 million, excluding unamortized debt issuance costs.

The Company has a floor plan financing facility with its first lien lender to finance new and used inventory and rental fleet equipment. This floor plan has a maximum borrowing capacity of $40 million. At September 30, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $30.7 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $525 million. The total amount outstanding was $295.5 million, exclusive of debt issuance and deferred financings costs of $1.6 million.

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

Effective February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Note Purchase Agreement, the Company retired its existing term loan facility.  The term loan is payable in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of September 30, 2020, the effective interest rate was 9.8%. The loan is collateralized by substantially all assets of the Company.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by our service-related operations and the sales of new, used and rental fleet equipment along with rentals of such equipment, proceeds from the issuance of debt, and borrowings available under our lines of credit and floor plans. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under lines of credit and flooring plans payable, fund acquisitions, and meet debt service requirements. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our lines of credit in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2020 was approximately $115.1 million, including $80.6 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $48.2 million for the nine months ended September 30, 2020 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of September 30, 2020, we had $197.6 million of available borrowings under the revolving line of credit and floor plans.

We cannot provide absolute assurance that our future cash flow from operating activities will be sufficient to meet our long-term obligations and commitments. If we are unable to generate sufficient cash flow from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, or seeking to raise additional debt or equity capital. Given current economic and market conditions, including the volatility in the global capital markets, we cannot assure investors that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

After evaluating and weighing all relevant events and circumstances, as of September 30, 2020, the Company concluded there was no triggering event for a goodwill impairment test.

Share Based Compensation

The board of directors approved the Company’s 2020 Omnibus Incentive Plan, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other share based awards and cash awards to directors, employees and consultants to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.

We measure the employee stock-based awards at their grant-date fair value using provisions of ASC 718 – Stock Compensation and record compensation expense over the vesting period of the award. The Company made an accounting election upon adoption of ASU 2016-09 and will recognize forfeitures when occurred rather than estimating expected forfeitures. The Company treated equity awards granted to non-employee directors similarly to the equity awards to employees upon adoption of ASU 2018-07.

Off Balance Sheet Transactions

As of September 30, 2020, we did not have any “off-balance-sheet arrangements”, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.  However, the discussion of our business and operations should be read together with the Risk Factors set forth in the Prospectus that constitutes part of our registration statement on Form S-1 filed with the SEC on March 25, 2020, the Prospectus that constitutes part of our Registration Statement on Form S-1, filed with the SEC on October 26, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

In addition, the following risk factor supplements the “Risk Factors” included in the Prospectus that constitutes part of our registration statement on Form S-1 filed with the SEC on March 25, 2020, the Prospectus that constitutes part of our Registration Statement on Form S-1, filed with the SEC on October 26, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with these risk factors:

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

The COVID-19 pandemic may also exacerbate other risks disclosed in the section entitled “Risk Factors” in the Prospectus that constitutes part of our registration statement on Form S-1 filed with the SEC on March 25, 2020, the Prospectus that constitutes part of our Registration Statement on Form S-1, filed with the SEC on October 26, 2020 and Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2020, Robert T. Chiles, our President – Construction Group, passed away.  Mr. Chiles was the holder of restricted stock units (“RSUs”) for 390,000 shares of common stock of the Company, and at his passing these RSU’s became fully vested and converted into 390,000 shares of our common stock.  On September 30, 2020, the Company purchased from the estate of Mr. Chiles the 390,000 shares for cash consideration of $3.0 million.  The Company used a portion of the proceeds of an $8.0 million life insurance policy that the Company maintained on the life of Mr. Chiles to fund the purchase of the shares from Mr. Chiles’ estate.

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

ALTA EQUIPMENT GROUP INC.

Date: November 12, 2020	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)