Form 10-K
period 2020-12-31
ALTA EQUIPMENT GROUP INC.
filed 2021-03-18
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-38864

ALTA EQUIPMENT GROUP INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2583782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13211 Merriman Road Livonia, MI	48150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 449-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ALTG	The New York Stock Exchange
Warrants, each exercisable for one share of common stock	ALTG WS	The New York Stock Exchange
Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share	ALTG PRA	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, there were 29,511,359 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2020 was approximately $128.1 million, calculated by using the closing price of the Common Stock on such date on the New York Stock Exchange of $7.77.

As of March 15, 2021, there were 30,018,502 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements.  Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management.

These forward-looking statements are based on current information available, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Some factors that could cause actual results to differ include, but are not limited to:

•

the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages, supply chain disruptions, negative impacts on customer payment policies and adverse banking and governmental regulations, resulting in a potential reduction to the fair value of our assets;

•	federal, state, and local budget uncertainty, especially as it relates to infrastructure projects;
•	the performance and financial viability of key suppliers, contractors, customers, and financing sources;
•	economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or sales channels;
•	our success in identifying acquisition targets and integrating acquisitions;
•	our success in expanding into and doing business in additional markets;
•	our ability to raise capital at favorable terms;
•	the competitive environment for our products and services;
•	our ability to continue to innovate and develop new business lines;
•	our ability to attract and retain key personnel, including, but not limited to, skilled technicians;
•	our ability to maintain our listing on the New York Stock Exchange;
•	the impact of cyber or other security threats or other disruptions to our businesses;
•	our ability to realize the anticipated benefits of acquisitions or divestitures, rental fleet investments or internal reorganizations; and
•	other risks and uncertainties identified in the section entitled “Risk Factors” in this annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

The foregoing list of factors is not exclusive and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. Business.

References herein to “the Company”, “Alta”, “we”, “our” or “us” mean Alta Equipment Group Inc., and its wholly owned subsidiaries, unless the context requires otherwise.

Overview

We own and operate one of the largest integrated equipment dealership platforms in the Unites States (“U.S”). Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, cranes, earthmoving equipment and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)	new equipment sales;
(ii)	used equipment sales;
(iii)	parts sales;
(iv)	repair and maintenance services; and
(v)	equipment rentals.

We have operated as an equipment dealership for over 35 years and have developed a branch network that includes 54 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix, Inc. (“PeakLogix”) in June 2020, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in e-commerce and logistics.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our Original Equipment Manufacturer (“OEM”) partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award.

We are committed to providing our customers with a best-in-class equipment dealership experience. Our customers are principally focused on equipment reliability and up-time, and our teams of skilled technicians and commitment to service are key to establishing and maintaining long-term customer relationships, representing a critical competitive advantage. Parts and service are also our most predictable and profitable businesses, with the dealership model structured to drive aftermarket parts and service revenue. Through our new and used equipment sales and our sale of rental fleet, we populate our exclusive territories with serviceable equipment. As the field population ages, we capitalize on aftermarket parts and service sales through the equipment maintenance cycle.

We have experienced significant organic and acquisition-led growth since 2008, completing over 20 acquisitions in that timeframe. We expect that acquisition activity to continue, as OEM partners support us as a consolidator by granting us new exclusive territories or by consenting to our acquisition of existing dealers.

On May 1, 2019, we successfully acquired Northland Industrial Truck Co., Inc. (“NITCO”) to become the exclusive dealer of Hyster-Yale and JCB equipment in the New England states. Concurrently with the closing of the business combination on February 14, 2020, we consummated the acquisition of each of Liftech Equipment Companies, Inc. (“Liftech”) and FlaglerCE Holdings, LLC (“Flagler”). Liftech is the Hyster-Yale and JCB dealer in Upstate New York and Vermont, and Flagler is the Volvo dealer in Florida and portions of Georgia. Since the closing of the business combination, we have consummated acquisitions of certain assets of PeakLogix, Inc. a national material handling systems integrator, Hilo Equipment and Services (“Hilo”) the exclusive Hyster-Yale dealer in New York City, Martin Implement Sales, Inc. (“Martin”) a premium equipment distributor in the Chicago metropolitan area, Howell Tractor and Equipment, LLC (“Howell”) a heavy equipment dealer serving Northern Illinois and Northwest Indiana and Vantage Equipment, LLC (“Vantage”) the Volvo dealer operating in the geographic area of Upstate New York.

Products and Services

New Equipment Sales. We sell new material handling and construction equipment and are a leading dealer for over 30 nationally recognized OEMs. Our new equipment sales generate customers for our parts sales and service operations, which grow with an expanding equipment field population in our territories. Additionally, with our recent acquisition of PeakLogix, we provide warehouse design and build, automated equipment installation and system integration solutions.

Used Equipment Sales. We sell used equipment, primarily from equipment trade-ins from our new and returning customers. Used equipment sales, like new equipment sales, generate parts and services business for us.

Parts Sales. We are the exclusive distributor of OEM parts in our territories. Our in-house parts inventory is extensive, enabling us to provide timely service support to our customers.

Service Support. We provide maintenance and repair services for our customers’ equipment and maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing maintenance services and warranty repairs for our customers. We have committed substantial resources to recruiting and retaining skilled technicians, including partnerships with technical and trade schools near each of our branch locations. We believe that our service capabilities differentiate us from our competitors.

Equipment Rentals. We rent material handling and construction equipment to our customers. We view our rental fleet as an important component of our one-stop-shop model, and customers rely on our rental equipment when flexing up their fleet capacity for a project or when customer-owned equipment is being serviced. Our rental business also supports our rent-to-sell strategy, in which we sell equipment from our rental fleet to customers who prefer to purchase slightly used equipment. As with new and used equipment sales, the rent-to-sell solution generates parts and service revenue as equipment is sold into our territories.

Industry Background

The industry for material handling and construction equipment is driven by a broad range of economic factors and trends, including the ongoing transition of consumer preferences toward online retail and the associated warehousing and logistics requirements, residential, non-residential and infrastructure related construction trends, and general construction and industrial machinery demand. In addition, regional factors have an impact, particularly where equipment dealerships have territorial exclusivity with OEM partners.

As a one-stop-shop equipment dealership platform, we sell, rent, and provide parts and services support. We believe this gives us a competitive advantage over our single channel competitors and traditional equipment rental houses, which may have difficulty expanding due to the infrastructure, training, and relationships necessary to support a growing population of equipment in a designated territory and that typically have limited parts and service offerings.

OEMs have pushed for consolidation in their dealership networks, and we believe that we will remain one of the few natural consolidators in our industry. We are one of a very limited number of public equipment dealerships and we believe that our public profile will be a significant advantage when sourcing and competing for acquisition targets. Furthermore, many equipment dealerships are family-owned operations, and retiring management teams have struggled to develop succession plans. We are a recognized consolidator in the industry, and many incumbent dealership owners have approached our management about potential sale transactions as a result. We believe that these dynamics will contribute to a steady acquisition pipeline at attractive valuation levels.

Competitive Strengths

We believe that the following attributes are important to our ability to compete effectively and to achieve our financial objectives:

Integrated Dealership Platform Providing Full Scale Solutions to Customers. Our integrated equipment sales, service, and rental platform provide a one-stop-shop for a highly diverse group of customers, enabling us to profitably grow our revenue throughout the years. With our 54 dealership locations, we believe that we are the leading provider of material handling and construction equipment and aftermarket parts and service support in our territories.

Superior Parts and Services Operations Supporting Customer Relationships. We provide parts and service to our customers 24 hours a day, 365 days a year. Our parts and service capabilities support customers in maximizing equipment uptime, which we believe is a key consideration when an equipment customer is making a selection among competing product offerings. The aftermarket parts and service businesses provide us with a predictable, high-margin revenue source that is relatively insulated from the typical business cycle.

Ability to Attract and Retain Skilled Technical Employees. We believe that we provide best-in-class parts and service support to our customers, and the ability to attract and retain skilled technicians is critical to aftermarket performance. We have partnered with trade and technical schools near many of our branches, and these relationships, along with our recruiting prowess, provide us with a pipeline of skilled employees. To retain employees, we offer attractive benefits, clean facilities with the most advanced diagnostic software, modern tools, and OEM parts. Above all, we view our technicians as key contributors to future success, and we accord respect to our skilled technicians.

Leading Dealer for Equipment Manufacturers. We are a leading U.S. dealer for over 30 nationally recognized material handling and heavy construction OEMs, including Hyster-Yale, Volvo, and JCB. Our primary dealer agreements grant us exclusivity for new equipment and replacement part sales in our territories. The OEM relationships also promote our acquisition strategy, as the OEMs prefer to partner with fewer, financially stronger dealerships and view us as a prominent consolidator.

High-Quality Rental Fleet for Rent-to-Sell and Rent-to-Rent Programs. Equipment rental is complementary to our new and used equipment sales and is an important component of our one-stop-shop model. Rental operations are fully aligned with our dealership strategy, as the rent-to-sell solution provides an additional sales channel by which we are able to populate our territories with equipment and generate high-margin parts and service revenue. In addition, our existing equipment customers rely on our rental fleet when facing short-term equipment needs and when customer equipment is being serviced.

Experienced Management Team. Our senior management team is led by Chief Executive Officer Ryan Greenawalt and Chief Financial Officer Anthony Colucci, each of whom has substantial experience in the equipment distribution industry. Our senior leadership is well known and highly respected in the industry. Industry relationships provide a meaningful portion of our acquisition pipeline, as dealership owners frequently approach our management team to discuss a sale to us. Additionally, our senior leadership team is experienced in managing our business throughout the business cycle, which is critical in navigating the COVID-19 pandemic.

Business Strategy

We employ the following business strategies:

Leverage the Field Population of Equipment in Our Territories to Grow Parts and Service Revenue. We actively populate our territories with new and used equipment, which generates predictable, high-margin parts and service revenue. For example, we followed the strategy developed in Michigan when we expanded into the Chicago construction equipment market in 2018, growing the field population of equipment through our new, used, and rent-to-sell sales channels upon market entry. As a result, we expect future benefits from increasing aftermarket parts and service revenue driven by the equipment maintenance cycle.

Recruit Skilled Technicians to Expand the Parts and Service Operations. We depend on our teams of technicians to provide customers with best-in-class parts and service support, and we have developed a multifaceted strategy to recruit skilled mechanics. Critically, our partnerships with technical schools and community colleges provide consistent access to new technicians. For example, we provide floor space and equipment at our Detroit location to the Detroit Training Center (“DTC”), a vocational school for skilled trades. In addition, we regularly hire mechanics away from independent rental or service businesses in our markets, where a lack of access to OEM parts and diagnostic tools make servicing increasingly sophisticated equipment difficult. Additionally, we have been successful hiring skilled technicians from other industries, such as automotive industry. We intend to replicate this strategy as we acquire additional dealership territories.

Pursue Strategic Acquisitions. Our management team has successfully completed over 20 acquisitions. We have two primary areas of focus when pursuing acquisitions:

•

Territory In-Fill. Within our existing territories, we pursue acquisitions that provide new customer relationships and pools of skilled technicians, such as regional rental houses or independent service businesses. These acquisitions advance the parts and service strategy by simultaneously increasing the field population within the existing territory and expanding the number of skilled technicians to generate predictable, high-margin service and parts revenue.

•

Territorial Expansion. Our geographic footprint has grown through acquisition, from our original Michigan lift truck territory to a leading equipment dealer in the Midwest, New York, New England and Florida. In selecting additional territories for acquisition, we prioritize geographically contiguous markets that can be improved by our systems and processes and/or markets with a high density of equipment users.

History

Through our predecessor companies, we have been in the equipment sales, service, and rental business for approximately 35 years. Alta Holdings was formed in 1984 as Yale Materials Handling-Michigan, Inc. and was solely a material handling forklift distributor. We were originally owned and operated by Steven Greenawalt, current Chief Executive Officer Ryan Greenawalt’s father. Ryan Greenawalt returned to the Company in a senior management capacity in 2008, following professional experience in financial services. Under Ryan Greenawalt’s leadership, we broadened our material handling offering, expanded into construction equipment distribution, and launched an acquisition strategy that has resulted in over 20 successful transactions. In 2017, Ryan Greenawalt executed a buy-out of his father and other family members, becoming the Company’s sole owner.

On February 14, 2020, Alta Equipment Group Inc. (formerly known as B. Riley Principal Merger Corp.), consummated a reverse recapitalization pursuant to which the Company acquired of Alta Equipment Holdings, Inc. (“Alta Holdings”), pursuant to the agreement and plan of merger between the Company, BR Canyon Merger Sub Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, Alta Holdings and Ryan Greenawalt.

Upon the consummation of the business combination, Merger Sub merged with and into Alta Holdings, with Alta Holdings surviving the reverse recapitalization as a direct, wholly owned subsidiary of the Company, and the Company changed its name from B. Riley Principal Merger Corp. to Alta Equipment Group Inc.

Prior to the Business Combination, our business was conducted through Alta Enterprises, LLC and its operating subsidiaries. Today, Alta Enterprises, LLC is a subsidiary of Alta Holdings.

On May 1, 2019, we acquired the assets and business of NITCO. NITCO brought us into the material handling and construction equipment market in Massachusetts, Maine, Connecticut, New Hampshire, Vermont, and Rhode Island. Our NITCO business unit’s primary OEM partners are Hyster-Yale for material handling equipment and JCB for construction equipment. NITCO has provided the platform for continued expansion, particularly in material handling in the Northeast.

During 2020, our acquisitions of Liftech and Flagler enhanced our presence in Upstate New York, Vermont, Florida and portions of Georgia. With the acquisition of PeakLogix, we entered the warehouse design, automated equipment installation and system integration sector, which is consistent with the growth strategy in our material handling segment and expands our geographic footprint. Our acquisition of Hilo aligns with our growth strategy by expanding our distribution footprint and presence in the New York City area which gives us a major market foothold and strengthens our overall coverage of the northeastern United States. The acquisition of Martin Implement added an exceptional compact equipment distributor and enhances our growth in the Illinois construction market and broadens our product portfolio and service capabilities. With the acquisition of Howell Tractor, we expanded our presence in the Northern Illinois and Northwest Indiana markets adding a best in class product to our portfolio and additional service offerings. Our acquisition of Vantage further expanded our geographic footprint with Volvo in Upstate New York.

Customers

We serve customers in our territories in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, New York, Florida, Georgia, Vermont, Rhode Island, and Virginia. Our primary customer end markets include diversified manufacturing, food and beverage, wholesale/retail, construction, automotive, municipal/government, and medical. Our customers vary from small, single machine owners to large construction contractors and leading multi-national commercial companies. In 2020, no single customer accounted for more than 1% of our total revenues. Our top ten customers combined accounted for approximately 6% of our total revenues in 2020.

Floorplan Financing

New equipment inventory is primarily financed with OEM floorplan facilities with an initial promotional period that is either subsidized or interest-free. OEMs provide this financing to enable dealers to carry equipment in anticipation of customer orders and to increase market share. In many cases we sell the equipment financed by its floorplan facilities before the expiration of the promotional interest period. We view floorplan financing on new equipment inventory that is less than a year old as a component of our working capital, and do not consider floorplan financing on new equipment as part of our corporate indebtedness.

Sales and Marketing

We have two distinct sales forces aligned around equipment type: material handling and construction. We believe maintaining separate sales forces for equipment allows our sales teams to effectively meet the demands of different types of customers while understanding sales strategies tailored to the equipment type. We have commission-based compensation programs for our sales forces.

We provide extensive training, including frequent factory and in-house training by OEM representatives regarding the operational features to further develop our sales team’s knowledge and experience. This training is essential, as our sales personnel regularly call on customers’ job sites and facilities, often assisting customers in assessing their immediate and ongoing equipment needs.

We utilize a customized Enterprise Resource Planning (“ERP”) tool, called e-Emphasys, which provides sophisticated customer relationship management functionality. e-Emphasys was designed for heavy equipment dealerships and was expanded to include our broad product portfolio, including material handling. We believe that this comprehensive customer and sales tool enhances our territory management by increasing the productivity of our sales teams and by tracking equipment service history to advance our customer support goals.

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, direct mail campaigns, television and radio and our website at www.altaequipment.com. The information contained on such websites is not a part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual report on Form 10-K or any other public filing made with the SEC.

Suppliers

We purchase a significant amount of equipment and parts from over 30 manufacturers with whom we have distribution agreements. We purchased approximately 40% of our new equipment, rental fleet, and replacement parts from two major OEMs (Hyster-Yale and Volvo) during the year ended December 31, 2020. Notably, we are the exclusive OEM replacement part distributor within our territories, allowing us to provide superior service support to our customers from an aftermarket perspective.

Information Technology Systems

Among other metrics, our information systems track rental inventory and labor utilization statistics, and detailed operational and financial information. Our integrated services platform enables us to closely monitor our performance and our business. Our point-of-sale system enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. Our business system is a full suite of highly integrated software solutions intended to manage equipment dealership activities at all essential levels. Real-time data and analytics provide detailed visibility to information across all functional areas, promoting proactive, data-driven decisions. Over 40 points of integration with our OEMs have been implemented which have greatly streamlined activities in the areas of parts inventory management and pricing, warranty claims handling, accounts payable automation, and supporting commercial credit accounts. Additional operational efficiencies are gained through our use of integrated solutions such as electronic document management, service scheduling and technician dispatch, mobile field service, and mobile equipment inspection. Analytics are provided through a data warehouse which is tightly integrated with the business system, providing real-time reports and KPI dashboards that are tailored to meet the specific needs of each department and region.

Our customer relationship management system provides sales and customer information, available rental fleet and inventory information, a quote system and other organizational tools to assist our sales forces. We maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned equipment and enables us to more effectively provide parts and services to meet their needs. Our critical systems run on servers and other equipment that is current technology and is readily available from reputable suppliers and serviceable through existing maintenance agreements.

Product Warranties

Product warranties for new equipment and parts are provided by our OEM partners. The term and scope of these warranties vary greatly by supplier and by product. The OEMs pay us for repairs we perform on equipment under warranty in our territories.

Seasonality

The demand for our construction rental equipment tends to be less in the winter months, and equipment rental performance will generally correlate to the levels of current construction activities, so the severity of weather conditions can have an impact, especially in our Northern territories.

Parts and services activities are less affected by changes in demand caused by seasonality, especially in our material handling segment, and are highly predictable based on historical maintenance and service trends as equipment ages.

Competition

The material handling and construction equipment sales and distribution industry is competitive and remains fragmented, with large numbers of competitors operating on a regional or local scale. Within our territories, our competitors range from multi-location, regional operators to single-location dealers of competing equipment brands. We compete with other equipment dealers that sell other brands of equipment that we do not represent or that we do not represent in a particular market. We also compete with local and nationwide rental businesses in certain product categories.

Competition among equipment dealers, whether they offer material handling or construction equipment or both, is primarily based on customer service, including repair and maintenance service provided by the dealer, reputation of the OEM and dealer, quality and design of the products, and price. In our experience, reliability and up-time are the key considerations for customers in selecting material handling and construction equipment, and we believe that our focus on parts and service support has helped us win and maintain customer business. In contrast, price is not typically a customer’s key point of differentiation in selecting among competing equipment, as OEM partners often provide pricing flexibility in order to drive market share.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with the leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award.

Environmental, Health and Safety Regulations

Our facilities and operations are subject to various, comprehensive, and frequently changing federal, state and local environmental and occupational health and safety laws and regulations in the U.S. These requirements govern, among other things, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air quality (emissions) and wastewater, as well as the protection of human health and safety. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our compliance with such requirements. We will continue to take necessary steps to comply with environmental requirements, but we do not expect to incur material capital or other expenditures for environmental controls or compliance.

In the future, federal, state or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters or effect a change in their enforcement of existing laws or regulations, that could affect our operations. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination, for which we could be held liable. It is possible that changes in environmental and worker health and safety laws or liabilities from newly discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

Employees

As of December 31, 2020, we had approximately 2,000 employees. Of these employees, 950 are hourly and salaried corporate and administrative personnel, and 900 are skilled technicians paid on an hourly basis. A collective bargaining agreement relating to 19 of our locations covers approximately 375 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage. We are committed to fostering a diverse workforce and an inclusive environment and have instituted various initiatives to increase our diversity as it relates to recruiting and training opportunities.

Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity may increase the number of our employees. Fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Health and Safety

The health and safety of our employees is an important focus at Alta. As part of our continuing goal to reduce our recordable injuries, we are committed to regularly reinforcing the importance of our safety programs and encouraging a culture of safe work practices in all of our locations. As part of our evaluation of our management employees, we evaluate the safety records of the employees for whom they have management responsibility.

COVID-19 reinforced the importance of a safe and healthy workforce, and in response to the pandemic, the Company implemented safeguards to protect our employees, including increased intensity of cleaning and disinfecting, social distancing practices, face coverings, temperature screening and other measures consistent with specific regulatory requirements and guidance from health authorities. We also instituted travel restrictions and remote work-from-home protocols for our employees who were not required to be on-site or at a customer site to perform their respective work functions.

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely. In the late second quarter of 2020, we began phasing in a return to more normalized working conditions as state or local governments began lifting restrictions. Despite the lifting of certain restrictions, Alta continues to adhere to government issued guidelines and promote a clean and safe environment in all of its branch locations. Certain non-revenue producing business functions have continued to work via remote work arrangements which have been designed to allow for the continued operation of our business while allowing employees to work virtually.

Talent Development and Employee Training

Our goal is to attract, develop and retain a talented and high-performing workforce.  We are committed to our employees and their development; and we strive to create opportunities for the continual professional development of our employee base. These opportunities include continuing education and specialty training.

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs for our employees, as we believe competitive compensation arrangements are core to an engaged and productive employee base. We believe our compensation programs align individual compensation with individual and team contributions to both our culture and our performance results.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Available Information

We electronically file annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, www.investors.altaequipment.com, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished pursuant to section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.

Our principal executive offices are located at 13211 Merriman Road, Livonia, Michigan 48150, and our telephone number is (248) 449-6700. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics; and the charters relating to the committees of our Board of Directors.

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

Item 1A. Risk Factors.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or similar global health concerns, could materially adversely impact our business, results of operations and/or financial condition, supply chain and customer base.

COVID-19 was identified in late 2019 and spread globally thereafter. The rapid spread and the initial response to the virus (such as travel bans, shelter in place orders and shutdowns) initially resulted in weaker demand for our products and services. These factors impacted our operations and may impact all or portions of our workforce and operations in the future.

Economic uncertainties related to the COVID-19 pandemic could affect demand for our products and services, the value of the equipment we sell and lease and the financial condition and credit risk of our customers.

Continuing uncertainties related to the magnitude and duration of the COVID-19 pandemic, including new strains of the virus, may significantly adversely affect our business. These uncertainties could include, among other things: the resurgence in COVID-19 cases in any geographic area in which we operate and the measures taken to address the resurgence; disruptions in our supply chain as a result of shutdowns or other operating limitations placed on manufacturers and transporters; increased logistics and operating costs associated with addressing the safety of our employees and customers; the impact of the pandemic on the Company’s customers; and potential disruptions in the global capital markets which could impact the Company’s ability to obtain funding in the future. While the timing of the post-COVID-19 economic recovery remains unclear, a return to Q2 2020 operating limitations associated with the COVID-19 pandemic could materially and adversely impact our business, results of operations and/or financial condition.

Risks Related to the Company’s Business and Industry

The Company’s business could be adversely affected by declines in construction and material handling activities, or a downturn in the economy in general, which could lead to decreased demand for equipment, depressed equipment rental rates and lower sales prices, resulting in a decline in the Company’s revenues, gross margins and operating results.

The Company’s equipment is principally used in connection with construction and material handling activities. Consequently, a downturn in construction or material handling activities, or the economy in general, may lead to a decrease in the demand for equipment and services or depress rental rates and the sales prices for the Company’s equipment. The Company’s business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal, state and local government infrastructure spending;
•	an increase in the cost of construction materials;
•	adverse weather conditions or natural disasters which may affect a particular region;
•	a labor work stoppage or shortage of skilled technicians;
•	a prolonged shutdown of the U.S. government;
•	an increase in interest rates;
•	terrorism or hostilities involving the United States; or
•	the ongoing impact of the global COVID-19 pandemic.

The Company’s inability to forecast trends accurately may adversely impact the Company’s business and financial condition.

An economic downturn or economic uncertainty makes it difficult for the Company to forecast trends, which may have an adverse impact on the Company’s business and financial condition. Uncertainty regarding future equipment product demand could cause the Company to maintain excess equipment inventory and increase the Company’s equipment inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of equipment for sale or rental that could result in an inability to satisfy demand for the Company’s products and a loss of market share.

The Company’s revenue and operating results may fluctuate, which could result in a decline in the Company’s profitability and make it more difficult for the Company to grow its business.

The Company’s revenue and operating results may vary from quarter to quarter and by season. Periods of decline could result in an overall decline in profitability and make it more difficult for the Company to make payments on its indebtedness and grow the Company’s business. We expect the Company’s quarterly results to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;
•	the cyclical nature of the Company’s customers’ business, particularly the Company’s construction customers;
•	seasonal sales and rental patterns of the Company’s construction customers;
•	changes in the size of the Company’s rental fleet and/or in the rate at which it sells its used equipment from the fleet;
•	changes in corporate spending or changes in government spending for infrastructure projects;
•	changes in interest rates and related changes in the Company’s interest expense and the Company’s debt service obligations;
•	the effectiveness of integrating acquired businesses and new start-up locations; and
•	timing of acquisitions and new location openings and related costs.

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

The equipment rental and retail distribution industries are highly competitive, and the equipment rental industry is highly fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors have significantly greater financial, marketing and other resources than the Company does, and may be able to reduce rental rates or sales prices. The Company may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company purchases a significant amount of its equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have a material adverse effect on the Company’s business, as it may be unable to obtain adequate or timely parts or rental and sales equipment.

The Company purchases most of its sales and rental equipment, and aftermarket parts from leading, nationally known original equipment manufacturers. Approximately 45% of the Company’s sales and rental equipment, and aftermarket parts are purchased from three major manufacturers (Hyster-Yale, Volvo, and JCB). Although the Company believes that it has alternative sources of supply for the sales and rental equipment, and aftermarket parts it purchases in each of its core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have a material adverse effect on the Company’s business, financial condition or results of operations if it were unable to obtain adequate or timely parts or sales and rental equipment.

The Company’s suppliers of new equipment and aftermarket parts may appoint additional distributors, sell directly or unilaterally terminate the Company’s distribution agreements, which could have a material adverse effect on the Company’s business due to a reduction of, or inability to increase, the Company’s revenues.

The Company is a distributor of new equipment and parts supplied by leading, nationally known suppliers. Under the Company’s distribution agreements with these suppliers, manufacturers generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. Primarily, the Company has distribution agreements with the Company’s equipment suppliers, operates under its established course of dealing with the suppliers and is subject to applicable state laws regarding such relationships. In most instances, the suppliers may appoint additional distributors, elect to sell to customers directly or unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have a material adverse effect on the Company’s business, financial condition, and results of operations due to a reduction of, or an inability to increase, the Company’s revenues.

The cost of new equipment that the Company sells or purchases for use in its rental fleet may increase and, in some cases, the Company may not be able to procure new equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that the Company sells or purchases for use in its rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment the Company uses, or due to increased regulatory requirements, such as those related to emissions. These increases could materially impact the Company’s financial condition or results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers. Similarly, any increase in the cost of parts the Company purchases for resale could materially impact the Company’s financial condition or results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers.

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

As the Company’s fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age for the Company’s rental fleet equipment is based on subjective estimates made by the Company’s management team. The Company’s future operating results could be adversely affected because the Company’s maintenance and repair costs may be higher than estimated.

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

The Company could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs related to the Company’s field service fleet and for transporting equipment from one location to another. A significant or protracted disruption of fuel supplies could have an adverse effect on the Company’s financial condition and results of operations.

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

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect the Company’s financial condition or results of operations. There can be no assurance that the Company will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act or that the Company’s management and independent registered public accounting firm will continue to conclude that the Company’s internal controls are effective.

Labor disputes could disrupt the Company’s ability to serve its customers and/or lead to higher labor costs.

The Company has approximately 375 employees who are covered by a collective bargaining agreement and approximately 1,645 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of the Company’s nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of the Company’s employees, which could adversely affect the Company’s ability to serve its customers. Further, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements can have unknown effects on the Company’s labor costs, productivity and flexibility.

Risk Related to the Company’s Acquisitions, Growth and Integration

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

The Company may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses the Company acquire could have a material adverse effect on the Company’s business, financial condition or results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business. Among other things, these integration risks could include:

•	the loss of key employees;
•	the disruption of operations and business;
•	the retention or transition of the existing customers and vendors;
•	the integration of corporate cultures and maintenance of employee morale;
•	inability to maintain and increase competitive presence;
•	customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from the Company’s regular operations;
•	integration of financial reporting, treasury and regulatory reporting functions; and/or
•	potential unknown liabilities.

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

Financial Risk and Risk Related to our Indebtedness

The Company’s substantial indebtedness could adversely affect the Company’s financial condition.

The Company has, and will continue to have, a significant amount of indebtedness outstanding. The Company’s indebtedness may result in important consequences, such as:

•	increasing the Company’s vulnerability to general adverse economic, industry and competitive conditions;
•

requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates;
•	placing the Company at a competitive disadvantage compared to its competitors that have less debt; and
•	limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

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

The agreements governing credit facilities may restrict the Company’s business and its ability to engage in certain corporate and financial transactions.

The agreements governing the credit facilities contain certain covenants that, among other things, may restrict or limit the Company and its subsidiaries’ ability to:

•	incur more debt;
•	pay dividends (including dividends on preferred stock) and make distributions;
•	make investments;
•	repurchase stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale and lease-back transactions;
•	merge or consolidate; and
•	transfer and sell assets.

Events beyond the Company’s control may also affect its ability to comply with other provisions governing the Company’s credit facilities. The Company’s failure to comply with obligations under the agreements may result in an event of default. A default, if not cured or waived, may permit acceleration of this indebtedness and the Company’s other indebtedness. The Company may not be able to remedy these defaults. If the Company’s indebtedness is accelerated, it may not have sufficient funds available to pay the accelerated indebtedness and may not have the ability to refinance the accelerated indebtedness on terms favorable to the Company or at all.

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

Risk Related to Our Series A Preferred Stock and Depositary Shares

The Series A Preferred Stock and the depositary shares rank junior to all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are and any future subsidiaries would be separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. We may incur additional indebtedness and become more highly leveraged in the future, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series A Preferred Stock if we incur additional indebtedness. In addition, our existing credit arrangements include events of default which could result in acceleration of such indebtedness upon the occurrence of certain events, including failure to meet certain financial covenants.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired by a number of factors, including the other risks identified herein. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. Our businesses may not generate sufficient cash flow from operations or  future borrowings may not be available to us in an amount sufficient to enable us to fund out liquidity needs and make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness.

Our depositary shares representing interests in the Series A Preferred Stock have extremely limited voting rights.

The voting rights of holders of our depositary shares are limited. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of depositary shares will exist primarily with respect to the ability to elect (together with the holders of other outstanding series of our preferred stock, or depositary shares representing interests in our preferred stock, or additional series of preferred stock we may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of our preferred stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock (and other series of preferred stock, as applicable) or create additional classes or series of our stock that are senior to the Series A Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances included in the certificate of designations for the Series A Preferred Stock and the agreement creating the depositary shares, holders of depositary shares will not have any voting rights.

Legal and Regulatory Risks Related to the Company’s Operations

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

The Company’s 54 branch locations in the United States are located in 11 different states, which exposes it to different federal, state and local regulations. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company to comply with them, could increase the Company’s costs, affect its reputation, limit its business, drain management’s time and attention or otherwise, generally impact its operations in adverse ways.

The Company could be adversely affected by environmental and safety requirements, which could force it to use significant capital resources, increase operational costs and/or may subject it to unanticipated liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we leased substantially all of our facilities used in our operations. These leases are generally with terms ranging from month-to-month at some locations to an expiration date in 2035 and are typically structured to include renewal options at our election. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ALTG.” Our public warrants and depositary shares are traded on the NYSE under the symbols “ALTG.WS” and “ALTG PR A”, respectively.

Holders

As of March 15, 2021, there were 23 holders of record of our common stock, 14 holders of record of our warrants, and 1 holder of record of our depositary shares.

Dividends

We have not paid any cash dividends on our common stock to date. The Series A Preferred Stock underlying our depositary shares accrues a dividend equivalent to $25,000.00 liquidation preference ($25.00 per depositary share) per year (equivalent to $2,500 or $2.50 per depositary share). The payment of cash dividends in the future including payment of accrued dividends related to the depositary shares, will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not issue any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Securities Repurchases

None during the fourth quarter of fiscal year 2020.

Item 6. Selected Financial Data.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains “forward-looking statements” reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

COVID-19

The COVID-19 pandemic has created significant volatility in the global economy and resulted in significant disruptions to our business in the year ended December 31, 2020.  The extent and duration of the COVID-19 impact on our operations and financial position, and on the domestic and global economy, remain uncertain.

Prior to mid-March 2020, our performance was generally in accordance with our expectations.  In mid-March 2020, the Company started to see a slowdown in its business activity, initially and primarily in the automotive industry and in the state of Michigan due to its customers being impacted by the COVID-19 pandemic. This slowdown reached its most acute level midway through the second quarter. In mid-May as state and local officials began easing quarantine and “stay at home” orders we saw an increase in business activity levels that continued to trend positively through the remainder of the second quarter. Generally, our business activity levels stabilized in the third quarter to near pre-COVID levels, and then held at or went beyond pre-COVID levels towards the end of the year, other than our rental fleet utilization, which continued to lag 2019 levels. Based on current business levels, we believe the worst of the pandemic’s effect on our business to be behind us.

Notably, the Company was classified as “essential businesses” and our branch infrastructure has remained operational, with minimal disruptions, since the beginning of the COVID-19 pandemic.  Additionally, many of our customers in human sustenance, food and beverage, e-commerce, medical supplies and construction were also deemed “essential” early on in the pandemic.

Starting in mid-March 2020 we took several actions to address the pandemic and the directives of governmental authorities in the state and local geographic areas in which we have operations.  These actions included those described below:

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

Liquidity

Although we, and certain segments of our customer base, were deemed an “essential” business in all of our geographies, many of our customers were drastically impacted by COVID-19, which led to an adverse effect on the Company’s financial performance throughout the last three quarters of 2020, with the second and third quarters of 2020 realizing the most significant impact.

In order to preserve our liquidity, during the second quarter of calendar year 2020, our senior executive officers volunteered to accept pay reductions, we implemented an employee furlough program and took various other cost savings measures to prioritize preserving our liquidity position. We believe the measures we took were prudent and successful in helping to preserve our liquidity position. As business conditions and customer demand returned to more normalized levels, many of these cost savings measures and furlough programs were removed and eliminated in the third quarter. While our sales and services related operations are performing at pre-COVID levels, our rental fleet utilization has lagged pre-COVID performance which prevented the Company from generating an optimal level of cash flow commensurate with pre-COVID levels in the fourth quarter. The Company will continue to monitor utilization and, in-turn, rationalize rental fleet levels to match expected demand in 2021 and through the end of COVID-19 pandemic.

We believe that the acquisitions and investments made in the calendar year 2020 expanded our service capabilities, geographic reach, end market diversification and product offerings; each of which will ultimately strengthen our resiliency to economic shocks and will help to preserve liquidity over the long term.

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

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in the U.S. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, cranes, earthmoving equipment and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)	new equipment sales;
(ii)	used equipment sales;
(iii)	parts sales;
(iv)	repair and maintenance services; and
(v)	equipment rentals.

We have operated as an equipment dealership for over 35 years and have developed a branch network that includes 54 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia, and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix, we have entered the warehouse design, automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award.

Business Segments

We have two reportable segments: Material Handling and Construction Equipment. Our “Material Handling” segment has been previously reported as our “Industrial” segment. Our segments are determined based on management structure, which is organized based on types of products sold and customer end markets, as described in the following paragraph. The operating results for each segment are reported separately to our Chief Executive Officer (our chief operating decision maker) to make decisions regarding the allocation of resources, to assess our operating performance and to make strategic decisions.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The Material Handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, NITCO, LLC, PeakLogix, LLC and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois, New York, and Florida. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Construction Equipment Florida, LLC and Alta Construction Equipment New York, LLC.

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being a holding company, Alta Enterprises, LLC also holds corporate debt, debt extinguishment fees, deferred taxes, income tax provision, transaction costs associated with the reverse recapitalization and our preferred stock, and has minor operational activity all together.

Acquisitions

Vantage Equipment, LLC

On December 31, 2020, the Company acquired the assets of Vantage, a construction equipment dealer in Upstate New York, for a total purchase price of $24.2 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $22.5 million. This acquisition further diversifies our customer base and will complement our Liftech business which serves the Upstate New York material handling market.

Howell Tractor and Equipment, LLC

On October 30, 2020, the Company acquired the assets of Howell, a construction equipment and crane dealer in the greater Chicagoland area, for cash consideration of $22.4 million. Additionally, the Company issued 507,143 shares of its common stock in connection with the purchase agreement, valued at $4.0 million, yielding a total purchase price of approximately $26.4 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $23.1 million. This acquisition expands our presence in the Northern Illinois and Northwest Indiana markets adding a best-in-class product to our portfolio and additional service offerings.

Martin Implement Sales, Inc.

On September 1, 2020, the Company acquired the assets of Martin, a compact equipment dealer in the greater Chicagoland area, for a total purchase price of $16.1 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $10.6 million. This acquisition enhances our position in the Illinois construction market, broadens our product portfolio in the compact segment of the construction equipment market and adds valuable service capabilities in the region.

Hilo Equipment & Services

On July 1, 2020, the Company acquired the assets of Hilo, a material handling equipment dealer with three branches in the New York City metro area, for a total purchase price, net of cash, of $17.2 million, which includes potential earn-out payments of $1.0 million tied to post closing performance of the Hilo business. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $19.0 million. The acquisition aligns with our growth strategy by expanding our distribution footprint with a major OEM, giving us a strategic presence in yet another densely populated major market and strengthens our overall coverage of the Northeastern United States.

PeakLogix, Inc.

On June 12, 2020, the Company acquired the assets of PeakLogix, a warehouse design, automated equipment installation and systems integrator, for a total purchase price, net of cash, of $6.4 million, which includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to $3.7 million to be paid out to former owners based on meeting certain financial targets throughout the 5-year earn-out period. The acquisition represents the Company’s entrance into the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

Liftech Equipment Companies, Inc.

On February 14, 2020, the Company acquired the assets of Liftech, a material handling equipment dealer in Upstate New York, for a total purchase price of $18.4 million, which was paid out of funds from closing of the reverse recapitalization. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $15.2 million. The acquisition primarily expands our materials handling segment into the Upstate New York market, scales our relationship with a major OEM and provides an opportunity for Alta to drive market share with allied products in the region.

FlaglerCE Holdings, LLC

On February 14, 2020, the Company acquired the assets of Flagler, a construction equipment dealer in Florida, for a total purchase price, net of cash, of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $79.0 million. The acquisition expands our heavy equipment segment into the Florida construction market, scales our relationship with a major OEM and provides an opportunity for us to deploy our aftermarket strategies in a robust and growing construction market in the southeastern United States.

Northland Industrial Truck Co., Inc.

On May 1, 2019, we purchased the assets of Northland Industrial Truck Company, Inc., a material handling equipment dealer in New England for a total purchase price of $65.6 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $42.1 million. The acquisition expanded our business into the New England market, diversifies our end market exposure, and provided Alta a growth platform on the East Coast of the United States. The acquisition added a best-in-class full-service materials handling and construction equipment dealer with operations in Massachusetts, Connecticut, New Hampshire and Maine.

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales. We sell new heavy construction and material handling equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, and JCB. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products related to our material handling equipment offerings and, with the acquisition of PeakLogix, we provide warehouse design, automated equipment installation and system integration solutions.

Used Equipment Sales. We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party or financing lease arrangement, or, as is primarily the case in our material handling segment, equipment that has been designated for disposal and has been transferred to our used inventory from our rental fleet. Used equipment sales made in our territories, like new equipment sales, generate parts and services business for the Company, as well.

Parts Sales. We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEM’s with which we have exclusive dealership agreements to sell new equipment.

Service Support. We provide maintenance and repair services for customer-owned equipment and we maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately half of our employees are skilled service technicians. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $405.5 million. The original acquisition cost of our rental fleet excludes the value of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

General and Administrative Expenses. These costs are comprised of three main components: personnel costs, operational costs, and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, personal property related insurance, information technology, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets, and intangible amortization. Occupancy costs are comprised of all expenses related to office and administrative working space, including rent, utilities, property taxes, and building insurance.

Other Income (Expense). This section of the financial statements is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, and a second lien term loan. Also included in this section of the financials are non-recurring costs, in particular expenses associated with the extinguishment of debt.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

Consolidated Results

	Years ended December 31,		Increase (Decrease)		Percent of Revenue
Consolidated	2020	2019	2020 versus 2019		2020 versus 2019
Revenues:
New and used equipment sales	$410.3	$244.6	$165.7	67.7%	47.0%	43.9%
Parts sales	129.6	82.7	46.9	56.7%	14.8%	14.8%
Service revenue	128.5	92.7	35.8	38.6%	14.7%	16.6%
Rental revenue	118.8	95.2	23.6	24.8%	13.6%	17.1%
Rental equipment sales	86.4	42.2	44.2	104.7%	9.9%	7.6%
Net revenue	$873.6	$557.4	$316.2	56.7%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	356.4	215.4	141.0	65.5%	40.8%	38.6%
Parts sales	89.1	54.1	35.0	64.7%	10.2%	9.7%
Service revenue	49.5	34.6	14.9	43.1%	5.7%	6.2%
Rental revenue	20.2	17.5	2.7	15.4%	2.3%	3.1%
Rental depreciation and amortization	68.4	47.3	21.1	44.6%	7.8%	8.5%
Rental equipment sales	75.5	36.4	39.1	107.4%	8.6%	6.5%
Cost of revenue	$659.1	$405.3	$253.8	62.6%	75.4%	72.7%
Gross profit	$214.5	$152.1	$62.4	41.0%	24.6%	27.3%
General and administrative expenses	216.0	137.6	78.4	57.0%	24.7%	24.7%
Depreciation and amortization expense	6.6	2.8	3.8	135.7%	0.8%	0.5%
Total general and administrative expenses	$222.6	$140.4	$82.2	58.5%	25.5%	25.2%
(Loss) income from operations	$(8.1)	$11.7	$(19.8)	(169.2)%	(0.9)%	2.1%
Other income (expense)
Interest expense, floor plan payable — new equipment	(2.3)	(2.9)	0.6	(20.7)%	(0.3)%	(0.5)%
Interest expense — other	(21.5)	(17.6)	(3.9)	22.2%	(2.5)%	(3.2)%
Other income	8.9	1.3	7.6	584.6%	1.0%	0.2%
Change in fair market of warrants	—	(27.9)	27.9	(100.0)%	—	(5.0)%
Loss on extinguishment of debt	(7.6)	—	(7.6)	NA	(0.9)%	—
Total other income (expense)	$(22.5)	$(47.1)	$24.6	(52.2)%	(2.6)%	(8.4)%
Loss before taxes	$(30.6)	$(35.4)	4.8	(13.6)%	(3.5)%	(6.4)%
Income tax benefit	(6.6)	—	(6.6)	NA	(0.8)%	—
Net loss	$(24.0)	$(35.4)	$11.4	(32.2)%	(2.7)%	(6.4)%

Revenues: Consolidated revenues increased by $316.2 million, or 56.7%, to $873.6 million for the year ended December 31, 2020 as compared to the previous year. The primary drivers of the year over year increase were the favorable impact from the acquisitions completed in 2020 of Flagler, Liftech, PeakLogix, Hilo, Martin, and Howell, along with the impact of full period results from the acquisition of NITCO in May 2019.  The Vantage acquisition, although completed in 2020, has no impact to the 2020 revenues due to its closing date of December 31, 2020. Excluding the effects of acquisitions, new and used equipment sales increased on an organic basis by approximately 7.0% within our existing markets. Service and parts revenues similarly increased on an organic basis year over year by 2.6% mainly driven by demand for ongoing maintenance on equipment previously sold to our customers.  On an organic basis, service and parts revenues increased 4.9% and 0.1%, respectively. While equipment sales and our aftermarket service and parts revenues increased organically year over year, rental revenue decreased on an organic basis despite growing 24.8% overall when factoring in the impact of acquisitions. As the impact of COVID-19 became more widespread in March 2020, our equipment rental utilization and sales volumes began to decline as certain of our customers suspended operations or delayed project starts.  The decline in rental performance, when compared to prior years, began in the second quarter of 2020, and continued to lag 2019 performance in the third and fourth quarters of 2020. However, the rental performance lag versus prior years incrementally improved through the second half of 2020. Even with sequential improvements in the second half of 2020, our organic rental revenues for the year ended December 31, 2020, were 7.5% lower than those of the year ended December 31, 2019. In the fourth quarter of 2020, similar to prior years, we saw a notable increase in the sales of our rental equipment, which leads to more optimized fleet levels as we begin 2021.

Gross profit (GP):

	Years ended December 31,
	2020	2019	Change
Consolidated	GP%	GP%	GP%
New and used equipment sales	13.1%	11.9%	1.2%
Parts sales	31.3%	34.6%	(3.3)%
Service revenue	61.5%	62.7%	(1.2)%
Rental revenue	25.4%	31.9%	(6.5)%
Rental equipment sales	12.6%	13.7%	(1.1)%

Consolidated gross profit	24.6%	27.3%	(2.7)%

Consolidated gross profit decreased by 2.7% from 27.3% in the year ended December 31, 2019 to 24.6% in the same period in 2020. The overall gross profit margin declined due to a combination of a sales mix change year over year toward lower-margin sales channels such as new and used equipment sales. A portion of the sales mix change can be attributed to our acquisitions, however, COVID-19 contributed to the mix change as well.  As mentioned previously, reduced year-over-year utilization of our rental fleet, resulting from factors attributed to COVID-19 and the surrounding macroeconomic factors, combined with fixed depreciation expense contained within rental cost of revenues on certain product categories of our rental fleet, thereby compressing margins, also had an impact on gross profit margin in 2020. The reductions were partially offset by improved new and used equipment margins, mainly in our Material Handling segment. Additionally, and expectedly, parts and service gross margins regressed, in part due to the relative sales mix between the Construction and Material Handling segments.

General and Administrative expenses: Consolidated general and administrative (“G&A”) expenses increased by 58.5% to $222.6 million for the year ended December 31, 2020 as compared to the same year last year. This increase was mainly attributable to the seven acquisitions that were closed throughout 2020 along with consolidated full period results of NITCO in 2020. Additionally, the Company incurred $7.6 million of transaction costs associated with activities directly attributable to the reverse recapitalization, $3.6 million share-based compensation expense mainly due to the immediate vesting of restricted stock units in the third quarter related to the passing of our Construction Group President. Outside of the reverse recapitalization, share based compensation and acquisition activities, G&A expenses also increased in support of enterprise-wide growth as notable portion of our G&A expenses are variable in nature.

Other Income (expense): Consolidated other expense decreased by $24.6 million for the year ended December 31, 2020 compared to the same period last year. The favorable change was primarily attributable to $8.0 million in key man life insurance proceeds as a result of the passing away of our Construction Group President. This was offset by higher borrowings associated with the reverse recapitalization and acquisition related activities during year. Additionally, in 2019, the Company incurred $27.9 million expense as a result of the recognition of an increase in the fair value of warrants held by a former minority shareholder. The increase in fair value was triggered by the implied valuation of the company in the reverse recapitalization.

Provision for income taxes:    Income tax benefit for the year ended December 31, 2020 was $6.6 million compared to $0 for the year ended December 31, 2019, which was prior to the reverse recapitalization. This benefit was the result of the level of pre-tax loss for the period from February 14, 2020 to December 31, 2020.

Material Handling Results

	Years ended December 31,		Increase (Decrease)		Percent of Revenue
Material Handling	2020	2019	2020 versus 2019		2020 versus 2019
Revenues:
New and used equipment sales	$225.1	$151.1	$74.0	49.0%	51.9%	48.4%
Parts sales	60.8	50.1	10.7	21.4%	14.0%	16.0%
Service revenue	83.9	66.8	17.1	25.6%	19.3%	21.4%
Rental revenue	46.9	38.3	8.6	22.5%	10.8%	12.3%
Rental equipment sales	16.9	6.0	10.9	181.7%	3.9%	1.9%
Net revenue	$433.6	$312.3	$121.3	38.8%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	189.4	131.8	57.6	43.7%	43.7%	42.2%
Parts sales	38.7	31.1	7.6	24.4%	8.9%	10.0%
Service revenue	31.1	24.6	6.5	26.4%	7.2%	7.9%
Rental revenue	7.6	6.1	1.5	24.6%	1.8%	2.0%
Rental depreciation and amortization	20.4	14.8	5.6	37.8%	4.7%	4.7%
Rental equipment sales	13.1	4.4	8.7	197.7%	3.0%	1.4%
Cost of revenue	$300.3	$212.8	$87.5	41.1%	69.3%	68.1%
Gross profit	$133.3	$99.5	$33.8	34.0%	30.7%	31.9%
General and administrative expenses	114.3	81.5	32.8	40.2%	26.4%	26.1%
Depreciation and amortization expense	3.6	2.2	1.4	63.6%	0.8%	0.7%
Total general and administrative expenses	$117.9	$83.7	$34.2	40.9%	27.2%	26.8%
Income from operations	$15.4	$15.8	$(0.4)	(2.5)%	3.6%	5.1%
Other income (expense)
Interest expense, floor plan payable — new equipment	(1.2)	(1.6)	0.4	(25.0)%	(0.3)%	(0.5)%
Interest expense — other	(4.5)	(3.0)	(1.5)	50.0%	(1.0)%	(1.0)%
Other income	0.6	0.4	0.2	50.0%	0.1%	0.1%
Total other income (expense)	$(5.1)	$(4.2)	$(0.9)	21.4%	(1.2)%	(1.3)%
Net income	$10.3	$11.6	$(1.3)	(11.2)%	2.4%	3.7%

Revenues: Material Handling segment revenues increased by 38.8% to $433.6 million for the year ended December 31, 2020 as compared to the same period last year. All revenue streams were increased primarily due to the numerous acquisitions in 2020 and consolidated full period results of NITCO in 2020 relative to 2019. In 2020, we experienced a reduction in customer demand, specifically in parts, service and rental, reflective of the impact of the COVID-19 pandemic on several of our end markets in the Material Handling segment. This was partially offset by the continuity of many of our customers in the medical, warehousing, and distribution industries, among other “essential business” customers that we serve, and the recovery of business operations for our most impacted customers in the second half of the year.

Gross profit (GP):

	Years ended December 31,
	2020	2019	Change
Material Handling	GP%	GP%	GP%
New and used equipment sales	15.9%	12.8%	3.1%
Parts sales	36.3%	37.9%	(1.6)%
Service revenue	62.9%	63.2%	(0.2)%
Rental revenue	40.3%	45.4%	(5.1)%
Rental equipment sales	22.5%	26.7%	(4.2)%

Consolidated gross profit	30.7%	31.9%	(1.1)%

Material Handling gross profit declined slightly to 30.7% in the year ended December 31, 2020 from 31.9% compared to the same period in 2019. New and used equipment margins benefited from the addition of PeakLogix to the sales mix and improved sales of higher margin allied and specialized product offerings. Further, used equipment sales margins showed an improvement over the previous year. Rental revenue margins declined comparably as a result of reduced utilization of our rental fleet and the fixed depreciation on our Material Handling rental fleet. With the reduction in utilization, rental fleet expenses such as repairs and maintenance and subleasing costs increased as a percentage of revenue to drive the depressed margin in the department year over year. Parts and service gross profit experienced a modest decline year over year but are generally aligned with expectations despite lower sales volume in these departments.

General and administrative expenses: Material Handling general and administrative (“G&A”) expenses increased by 40.9% to $117.9 million for the year ended December 31, 2020 as compared to the same period last year. This increase was primarily attributable to the acquisitions of Liftech, PeakLogix and Hilo in 2020 along with consolidated full period results of NITCO in 2020 relative to 2019. At the onset of the COVID-19 pandemic, the Material Handling segment initiated immediate cost mitigation in the form of pay reductions, employee furlough programs and reductions in benefits.  As state and local restrictions lifted and business activities resumed, employee pay and benefits were reestablished to previous levels, and employees were sequentially called back from furlough in the third quarter of the year.

Other Income (expense): Material Handling other expense increased by $0.9 million to ($5.1) million for the year ended December 31, 2020 as compared to the same period last year. This was primarily due to interest expense increasing by $1.1 million to ($5.7) million. This change was mainly the result of the addition of acquisition debt related to the purchase of Liftech, PeakLogix and Hilo during the year, as their assets were financed via our line of credit and floorplan facilities and interest expense was allocated to the segment accordingly.

Construction Equipment Results

	Years ended December 31,		Increase (Decrease)		Percent of Revenue
Construction	2020	2019	2020 versus 2019		2020 versus 2019
Revenues:
New and used equipment sales	$185.2	$93.5	$91.7	98.1%	42.1%	38.1%
Parts sales	68.8	32.6	36.2	111.0%	15.6%	13.3%
Service revenue	44.6	25.9	18.7	72.2%	10.1%	10.6%
Rental revenue	71.9	56.9	15.0	26.4%	16.3%	23.2%
Rental equipment sales	69.5	36.2	33.3	92.0%	15.8%	14.8%
Net revenue	$440.0	$245.1	$194.9	79.5%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	167.0	83.6	83.4	99.8%	38.0%	34.1%
Parts sales	50.4	23.0	27.4	119.1%	11.5%	9.4%
Service revenue	18.4	10.0	8.4	84.0%	4.2%	4.1%
Rental revenue	12.6	11.4	1.2	10.5%	2.9%	4.7%
Rental depreciation and amortization	48.0	32.5	15.5	47.7%	10.9%	13.3%
Rental equipment sales	62.4	32.0	30.4	95.0%	14.2%	13.1%
Cost of revenue	$358.8	$192.5	$166.3	86.4%	81.5%	78.5%
Gross profit	$81.2	$52.6	$28.6	54.4%	18.5%	21.5%
General and administrative expenses	87.8	51.2	36.6	71.5%	20.0%	20.9%
Depreciation and amortization expense	3.0	0.6	2.4	400.0%	0.7%	0.2%
Total general and administrative expenses	90.8	51.8	$39.0	75.3%	20.6%	21.1%
(Loss) income from operations	$(9.6)	$0.8	$(10.4)	(1300.0)%	(2.2)%	0.3%
Other income (expense)
Interest expense, floor plan payable — new equipment	(1.1)	(1.3)	0.2	(15.4)%	(0.3)%	(0.5)%
Interest expense — other	(9.5)	(6.5)	(3.0)	46.2%	(2.2)%	(2.7)%
Other income	0.3	0.9	(0.6)	(66.7)%	0.1%	0.4%
Total other income (expense)	$(10.3)	$(6.9)	$(3.4)	49.3%	(2.3)%	(2.8)%
Net loss	$(19.9)	$(6.1)	$(13.8)	226.2%	(4.5)%	(2.5)%

Revenues: Construction Equipment segment revenues increased by 79.5% to $440.0 million for the year ended December 31, 2020 as compared to the same period last year. This increase was primarily attributable to the Flagler, Martin and Howell acquisitions that occurred in the first, third and fourth quarters of 2020, respectively. Organically, all revenue streams improved over the prior year with the exception of rental revenues. New and used equipment sales increased organically year over year by 22.4%, and the aftermarket sales departments of parts and service increased by 13.6% organically. Our rental revenues were unfavorably impacted by weaker utilization metrics as a result of the macroeconomic factors surrounding and related to the COVID-19 pandemic. With rental equipment being returned and utilization suffering, we focused on a fleet sales effort concentrated in the fourth quarter to increase rental equipment sales, achieving over $12.0 million increase organically in rental equipment sales in the fourth quarter of 2020 over the same period in 2019.

Gross profit (GP):

	Years ended December 31,
	2020	2019	Change
Construction	GP%	GP%	GP%
New and used equipment sales	9.8%	10.6%	(0.8)%
Parts sales	26.7%	29.4%	(2.7)%
Service revenue	58.7%	61.4%	(2.6)%
Rental revenue	15.7%	22.8%	(7.1)%
Rental equipment sales	10.2%	11.6%	(1.4)%

Consolidated gross profit	18.5%	21.5%	(3.0)%

Construction Equipment gross profit decreased by 3.0% to 18.5% for the year ended December 31, 2020, from 21.5% compared to the same period in 2019. A decline in rental revenue gross margin was the main driver in the overall depressed margin. Rental margins decreased primarily due to the acquisition of Flagler in the first quarter of 2020. Flagler’s rental fleet, when compared to the rental fleet that existed prior, is more heavily weighted to larger capacity construction equipment which we depreciate at a higher rate than lower capacity construction equipment Secondarily, the combination of reduced utilization of our rental fleet, due to COVID-19 and the fixed depreciation expense on certain product categories of our rental fleet also contributed to this reduction in gross margin. Service and parts gross margins, decreased year-over-year, due to acquisition of Flagler in the first quarter of 2020, where the mix of service and parts revenue is more heavily weighted toward lower-margin warranty work and where best practices in the service department continue to be implemented.

General and Administrative expenses: Construction Equipment general and administrative (G&A) expenses increased by 75.3% to $90.8 million for the year ended December 31, 2020 as compared to the same period last year. The increase was primarily due to the impact from the acquisitions of Flagler, Martin, and Howell. In addition to the acquisitions, the Construction Equipment segment incurred $3.0 million stock compensation expense mainly due to the immediate vesting of the restricted stock units for the passing of its Construction Group President. Additionally, G&A expenses also increased in support of growth in certain departments and geographies, as notable portion of our G&A expenses are variable in nature.

Other Income (expense): Construction Equipment other expense increased to ($10.3) million for the year ended December 31, 2020 as compared to the same period last year. This was primarily due to interest expense increasing by $2.8 million to ($10.6) million respective to the Flagler, Martin, and Howell acquisitions, as these assets were financed via our availability on our line of credit and floorplan facilities.

Liquidity and Capital Resources

Year ended December 31, 2020 compared with year ended December 31, 2019 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the year ended December 31, 2020, operating activities resulted in net cash used in operations of $38.4 million. Our reported net loss of $24.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, provision for losses on accounts receivable , and the share-based payments, provided net cash inflows of $44.8 million. Changes in working capital included a $140.8 million increase in inventories, $38.0 million in net payments on manufacturer floor plans, and a $6.8 million increase in accounts receivable and prepaid expenses and other assets. Cash flows from operating activities were favorably impacted by $86.4 million due to proceeds from sale of rental equipment, and a $16.0 million favorable change in accounts payable, accrued expenses, customer deposits, leases and other liabilities.

For the year ended December 31, 2019, operating activities resulted in net cash used in operations of $5.5 million. Our reported net loss of $35.4 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, paid-in-kind interest, provision for losses on accounts receivable, and the change in the fair value of the warrants, provided positive cash flows of $46.8 million. These cash flows from operating activities were offset by cash outflows attributable to a $23.2 million increase in accounts receivable, a $72.2 million increase in inventories, and a $2.0 million increase in prepaid expenses and other assets. Cash flows from operating activities were positively impacted by a net $42.2 million due to proceeds from sale of rental equipment, $18.8 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities, and a $0.6 million increase in liabilities associated with sale contracts containing guaranteed purchase obligations and other liabilities. Additionally, net payments on manufacturer floor plans decreased cash flows by $16.5 million.

Cash Flow from Investing Activities. For the year ended December 31, 2020, our cash used in investing activities was $224.5 million. This was mainly due to $180.0 million use of cash as a result of the recent acquisitions and $44.5 million purchases of rental equipment and non-rental property and equipment offset by proceeds from the sale of assets.

For the year ended December 31, 2019, our cash used in investing activities was $87.8 million. The acquisition of NITCO totaled $65.6 million and purchases of rental and non-rental equipment totaled approximately $22.3 million.

Cash Flow from Financing Activities. For the year ended December 31, 2020, cash provided by financing activities was $264.1 million. The favorable impact was mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under our lines of credits and floor plans with an unaffiliated source (i.e. a non-vendor) were $166.1 million and $6.8 million, respectively. Net proceeds under long-term debt amounted to $149.4 million. Additionally, we had cash inflows as a result of proceeds from issuance of common stock and preferred stock of $ 32.2 million and disgorgement of short swing profits of $1.6 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $5.9 million and a $7.9 million payment on long term debt and capital lease obligations.

For the year ended December 31, 2019, cash provided by financing activities was $91.8 million. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) for the year ended December 31, 2019 were $44.7 million and $40.1 million, respectively. Additionally, net proceeds under long-term debt amounted to $8.0 million, partially offset by payments on capital lease obligations of $0.9 million.

Sources of Liquidity

The Company reported $1.2 million in cash as of December 31, 2020.

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

The Amended and Restated Credit Agreement, among other things, (i) moved the $85 million floor plan financing facility of the Fourth Amended and Restated First Lien Credit Agreement out of syndication and into the Floor Plan Credit Agreement, (ii) increased the total aggregate amount of allowed indebtedness of all floor plans from $220 million to $225 million, (iii) increased the revolving line of credit borrowing capacity from $110 million to $300 million, and (iv) modified financial covenants (as defined in the Amended and Restated Credit Agreement).

The Floor Plan Credit Agreement, among other things, (i) modified the floor plan financing facility with the Company’s first lien lender from $85 million to $40 million, and (ii) modified financial covenants (as defined in the Floor Plan Credit Agreement).

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of December 31, 2020, the Company had an outstanding revolving line of credit balance of $159.1 million, excluding unamortized debt issuance costs.

The Company has a floor plan financing facility with its first lien lender to finance new and used inventory and rental fleet equipment. This floor plan has a maximum borrowing capacity of $40 million. At December 31, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $35.3 million, excluding unamortized debt issuance costs.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

OEM captive lender and suppliers’ floor plans payable are financing arrangements for new and used inventory and rental equipment. We have such arrangements with several OEM captive lenders and suppliers each with borrowing capacities ranging from $2.0 million to $102.0 million. Certain floor plans provide for a five to twelve-month interest only or deferred payment period. In addition, these floor plan agreements provide for interest or principal free terms at the supplier’s discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. The related OEM captive lender floor plans payable is then due and payable at the time the equipment being financed is sold.

Maximum borrowings under the floor plans and the revolving line of credit are limited to $525 million. The total amount outstanding as of December 31, 2020 was $316.6 million, exclusive of debt issuance and deferred financings costs of $1.5 million.

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

The Term Loan has an aggregate principal amount of $155.0 million and has second lien priority and the Company’s assets, with an initial maturity date of August 2025. In connection with the new Note Purchase Agreement, the Company retired its existing term loan facility. The term loan is payable in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of December 31, 2020, the effective interest rate was 9.8%. The loan is collateralized by substantially all assets of the Company.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the year ended December 31, 2020 was approximately $159.4 million, including $117.9 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $86.4 million for the year ended December 31, 2020 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of December 31, 2020, we had $215.7 million of available borrowings under the revolving line of credit and floor plans.

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

Critical Accounting Policies

In the preparation of consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. Our management, on an ongoing basis, reviews these estimates and assumptions. While we believe the estimates and judgments, we use in preparing our consolidated financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and, therefore, actual results may materially differ from these estimates. We consider the following items in the consolidated financial statements to require significant estimation or judgment. See Note 2 to our consolidated financial statements for the year ended December 31, 2020 for a summary of our significant accounting policies.

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. The majority of our sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. For agreements with multiple performance obligations, which are infrequent, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct performance obligation based on the observable selling price.

We enter into various equipment sale transactions with certain customers, whereby customers purchase equipment from us and then lease the equipment to a third party. In some cases, we provide a guarantee to repurchase the equipment back at the end of the lease term between the customer and third party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. We are precluded from recognizing a sale of equipment if we guarantee to repurchase the sold equipment back or guarantee the resale value of the equipment to the customer for contracts determined to be operating leases. Rather, these transactions are accounted for in accordance with ASC 840, Lease Accounting (“Topic 840”).

Lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee.

We also enter into various rental agreements whereby owned equipment is rented to customers. Revenue from the majority of rental agreements is recognized over the term of the agreement in accordance with Topic 840. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Consolidated Balance Sheets. Rental equipment is also purchased by customers outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

Periodic and ad-hoc maintenance service revenue is recognized upon completion of the service and the agreement of terms with the customer. Revenue from guaranteed maintenance contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract, typically three to five years.

We also enter into contracts with customers where we provide automated equipment installation and system integration services. Revenue from the installation services are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized, and payment is due is not significant. We do not evaluate whether the selling price includes a financing interest component for contracts that are less than a year, or if payment is expected to be received less than a year after the good or service has been provided. Sales and other taxes collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenue.

Useful Lives of Rental Equipment and Property and Equipment

We depreciate rental equipment and property and equipment over their estimated useful lives. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues. The principal methods of depreciation used are straight-line basis over the estimated useful lives or percentage of rental revenue based on the unit of activity method. We periodically review the assumptions used in calculating rates of depreciation. We may be required to change these estimates based on changes in our industry or other changes in circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. The amount of depreciation expense we record is highly dependent upon the estimated useful lives assigned to each category of equipment.

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Generally, we assign the following useful lives to the below categories of Property and Equipment:

Estimated Useful Life
Transportation equipment	2 – 5 years
Machinery and equipment	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

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

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborating the results with a market approach based guideline-company methodology which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., EBITDA) of companies engaged in the same or similar line of business and compares those metrics to those of the Company. We believe the combination of these valuation approaches, yields the most appropriate evidence of fair value. A decrease in our EBITDA could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

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

Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

In connection with our goodwill impairment tests that were conducted as of December 31, 2020 and 2019, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. We estimated the fair values of our reporting units based on financial information of companies that we deemed were comparable to our business. We made judgments the comparability of publicly traded companies engaged in similar businesses and based our judgments on factors such as size, growth rates, profitability, business model and risk.

Our annual goodwill impairment testing conducted as of September 30, 2020, indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts. Our goodwill impairment testing as of December 31, 2019, indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts.

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

Off Balance Sheet Transactions

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company.  As of December 31, 2020, there was $1.4 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $2.4 million and $3.3 million at December 31, 2020 and 2019, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which were included in the December 31, 2020 consolidated financial statements. Based on the assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

As an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(2)	Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

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

3.3

Certificate of Designation for 10% Series A Cumulative Perpetual Preferred Stock of Alta Equipment Group Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 8-A (File No. 001- 38864) filed by the Company on February 14, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).

4.3

Warrant Agreement, dated April 8, 2019, between the B. Riley Principal Merger Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

4.4

Deposit Agreement, dated December 22, 2020, among Alta Equipment Group Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to Alta Equipment Group’s 10% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

4.5

Form of Specimen Certificate representing the 10% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of Alta Equipment Group Inc. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

4.6

Form of Depositary Receipt (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

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

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 13, 2019).

10.5

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

10.7

Registration Rights Agreement, dated February 14, 2020, by and among the Company and Ryan Greenawalt, Robert Chiles, Anthony Colucci, Craig Brubaker, Alan Hammersley, Richard Papalia, Paul Ivankovics and Jeremy Cionca (incorporated by reference to Exhibit 10.2 of the Form 8-A (File No. 001- 38864) filed by the Company on February 14, 2020).

10.8

Forward Purchase Agreement, dated April 8, 2019, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

10.10

Amendment to Subscription Agreement, dated February 12, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

10.11	Alta Equipment Group Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by the Company on January 23, 2020).

10.12

Registration Side Letter — Howell Share Consideration (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 001-38864) filed by the Company on October 26, 2020).

10.13

Underwriting Agreement, dated December 17, 2020, by and among Alta Equipment Group Inc. and B. Riley FBR, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

10.14	Form of Restricted Stock Unit Agreement (Employee)

10.15	Form of Restricted Stock Unit Agreement (Non-Employee Director)

21.1	Subsidiaries of the Company.

23.1	Consent of UHY LLP

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: March 18, 2021	By:	/s/ Ryan Greenawalt
Ryan Greenawalt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan Greenawalt	Chief Executive Officer and Director	March 18, 2021
Ryan Greenawalt	(Principal Executive Officer)

/s/ Anthony J. Colucci	Chief Financial Officer	March 18, 2021
Anthony J. Colucci	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zachary Savas	Director	March 18, 2021
Zachary Savas

/s/ Daniel Shribman	Director	March 18, 2021
Daniel Shribman

/s/ Andrew Studdert	Director	March 18, 2021
Andrew Studdert

/s/ Katherine White	Director	March 18, 2021
Katherine White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alta Equipment Holdings Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alta Equipment Group Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of stockholders’ equity (deficit), operations, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ UHY LLP

Sterling Heights, Michigan

March 18, 2021

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$1.2	$—
Accounts receivable, net	137.8	101.2
Inventories, net	229.0	137.2
Prepaid expenses and other current assets	13.6	5.7
Total current assets	381.6	244.1
PROPERTY AND EQUIPMENT, NET	311.9	196.5
OTHER ASSETS
Goodwill	24.3	8.6
Intangible assets, net	26.3	3.0
Other assets	2.1	2.0
Total other assets	52.7	13.6
TOTAL ASSETS	$746.2	$454.2
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Lines of credit	$157.7	$72.5
Floor plan payable — new equipment	127.6	87.7
Floor plan payable — used and rental equipment	29.8	112.5
Current portion of long-term debt	7.8	7.1
Accounts payable	58.9	31.1
Customer deposits	9.3	7.2
Accrued expenses	30.1	16.0
Other current liabilities	13.1	9.3
Total current liabilities	434.3	343.4
LONG-TERM LIABILITIES
Long-term debt, net of current portion	135.0	86.5
Capital lease obligations, net of current portion	0.6	1.4
Buyback residual obligations, net of current portion	0.7	0.7
Guaranteed purchase obligation, net of current portion	6.9	9.0
Lease liability, net of current portion	2.5	3.7
Other liabilities	9.3	3.1
Warrant liability	—	29.6
TOTAL LIABILITIES	$589.3	$477.4
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at December 31, 2020, no shares issued and outstanding at December 31, 2019	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 30,018,502 issued and outstanding at December 31, 2020, $0.01 par value, 7,300,000 issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	216.2
Treasury stock	(5.9)
Accumulated deficit	(53.4)	(23.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	156.9	(23.2)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$746.2	$454.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in millions, except share and per share amounts)	2020	2019
Revenues:
New and used equipment sales	$410.3	$244.6
Parts sales	129.6	82.7
Service revenue	128.5	92.7
Rental revenue	118.8	95.2
Rental equipment sales	86.4	42.2
Net revenue	$873.6	$557.4

Cost of revenues:
New and used equipment sales	356.4	215.4
Parts sales	89.1	54.1
Service revenue	49.5	34.6
Rental revenue	20.2	17.5
Rental depreciation	68.4	47.3
Rental equipment sales	75.5	36.4
Cost of revenue	$659.1	$405.3

Gross profit	$214.5	$152.1

General and administrative expenses	216.0	137.6
Depreciation and amortization expense	6.6	2.8
Total general and administrative expenses	222.6	140.4

(Loss) income from operations	$(8.1)	$11.7

Other income (expense)
Interest expense, floor plan payable — new equipment	(2.3)	(2.9)
Interest expense — other	(21.5)	(17.6)
Other income	8.9	1.3
Change in fair market value of warrants	—	(27.9)
Loss on extinguishment of debt	(7.6)	—
Total other income (expense)	$(22.5)	$(47.1)

Loss before taxes	$(30.6)	$(35.4)

Income tax benefit	(6.6)	—

Net loss	$(24.0)	$(35.4)

Basic and diluted loss per share	$(0.90)	$(4.84)

Basic and diluted weighted average common shares outstanding	26,612,982	7,300,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional			Total
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholder’s Equity (Deficit)
Balance at January 1, 2019	—	$—	7,300,000	$—	$—	$12.2	$—	$12.2
Net loss	—	—	—	—	—	(35.4)	—	(35.4)
Balance at December 31, 2019	—	$—	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	—	—	(24.0)	—	(24.0)
Preferred stock - Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock	1,200,000	—	—	—	28.2	—	—	28.2
Common stock issued	—	—	507,143	—	4.0	—	—	4.0
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(6.2)	—	(6.2)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	—	—	1.6	—	—	1.6
Share based compensation	—	—	390,000	—	3.6	—	—	3.6
Repurchases of common stock	—	—	(390,000)	—	—	—	(5.9)	(5.9)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(amounts in millions)	2020	2019
OPERATING ACTIVITIES
Net loss	$(24.0)	$(35.4)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	75.0	50.1
Amortization of debt discount and debt issuance costs	1.8	1.0
Imputed interest	0.1	—
Gain on sale of assets	—	(0.1)
Gain on sale of rental equipment	(10.9)	(5.8)
Inventory obsolescence	1.0	0.8
Provision for bad debt	4.3	1.8
Loss on debt extinguishment	7.6	—
(Repayment) accrual of paid-in-kind interest	(11.2)	6.5
Change in fair value of warrants	—	27.9
Share-based payment	6.7	—
Changes in deferred rent	1.0	—
Changes in deferred taxes	(6.6)	—
Changes in:
Accounts receivable	(1.5)	(23.2)
Inventories	(140.8)	(72.2)
Proceeds from sale of rental equipment	86.4	42.2
Prepaid expenses and other assets	(5.3)	(2.0)
Proceeds from floor plans with manufacturers	338.1	213.9
Payments under floor plans with manufacturers	(376.1)	(230.4)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	14.4	18.8
Leases and other liabilities	1.6	0.6
Net cash used in operating activities	$(38.4)	$(5.5)
INVESTING ACTIVITIES
Proceeds from the sale of assets	1.4	0.1
Expenditures for rental equipment	(41.5)	(19.6)
Expenditures for property and equipment	(4.4)	(2.7)
Expenditures for acquisitions, net of cash acquired	(180.0)	(65.6)
Net cash used in investing activities	$(224.5)	$(87.8)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(2.7)	(0.1)
Extinguishment of floor plans and line of credit	(132.9)	—
Extinguishment of long-term debt	(82.0)	—
Redemption of former shareholder notes payable	(6.7)	—
Extinguishment of warrant liability	(29.6)	—
Proceeds from lines of credit	428.7	182.7
Payments under lines of credit	(262.6)	(138.0)
Proceeds from floor plans with unaffiliated source	87.7	119.8
Payments under floor plans with unaffiliated source	(80.9)	(79.7)
Proceeds from issuance of long-term debt, net	149.4	20.0
Payments on long-term debt	(6.8)	(12.0)
Payments on capital lease obligations	(1.1)	(0.9)
Equity proceeds from reverse recapitalization, net	175.7	—
Proceeds from disgorgement of short swing profits	1.6	—
Proceeds from issuance of common stock, net	4.0	—
Proceeds from issuance of preferred stock, net	28.2	—
Repurchases of common stock	(5.9)	—
Net cash provided by financing activities	$264.1	$91.8
NET CHANGE IN CASH	1.2	(1.5)

Cash, Beginning of year	—	1.5
Cash, End of year	$1.2	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29.3	$13.2
Non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company and Alta Equipment Holdings, Inc. are the holding companies for Alta Enterprises, LLC.  Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; PeakLogix, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC, and Alta Construction Equipment New York, LLC.

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

COVID-19

The COVID-19 pandemic has created significant volatility in the global economy and resulted in significant disruptions to our business in the year ended December 31, 2020.  The extent and duration of the COVID-19 impact on our operations and financial position, and on the domestic and global economy, remain uncertain.

Prior to mid-March 2020, our performance was generally in accordance with our expectations.  In mid-March 2020, the Company started to see a slowdown in its business activity, initially and primarily in the automotive industry and in the state of Michigan due to its customers being impacted by the COVID-19 pandemic. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. Certain amounts in the prior year have been reclassified to conform with the presentation in the current year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company records trade accounts receivables at sales value and establishes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues. The amounts of the specific reserves estimated by management are based on the following assumptions and variables: the customer’s financial position, age of the customer’s receivables and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts). The percentage applied against the aging categories increases as the accounts become further past due. The allowance for doubtful accounts is charged with the write-off of uncollectible customer accounts.

Credit risk can be negatively impacted by adverse changes in the economy or by disruptions in the credit markets. However, the Company believes that credit risk with respect to trade accounts receivable is somewhat mitigated by the Company’s credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed, and personal guarantees are signed to protect the Company’s interests.

Concentration of Supplier Risk

The Company purchases a significant portion of their inventory and related equipment and rental fleet from two vendors. The Company purchased approximately 40% and 43% of total purchases from these vendors for the years ended December 31, 2020 and 2019, respectively. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable/Allowance of Doubtful Accounts

The Company records their accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates their accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current customer credit conditions. At December 31, 2020 and 2019, the Company has recorded an allowance for doubtful accounts in the amount of $7.1 million and $4.4 million, respectively. Generally, the Company does not require collateral for its accounts receivable.

A receivable is considered past due if payments have not been received by the Company for 30 days. At that time, the Company will review all past due accounts and determine what action to take. Certain accounts are turned over to collection, while the Company places liens on others. Accounts will be written off when deemed uncollectible by management. Finance charges associated with late payments of $0.4 million and $0.7 million were recognized as income for the years ended December 31, 2020 and 2019, respectively. Generally, the Company does not accrue interest on past due receivables.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification for equipment and a weighted-average method for parts. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Included in new and used inventory is equipment that is currently on short-term lease to customers, has been classified as inventory and is available for sale. The Company mainly transfers equipment from inventory into rental fleet based on the management’s determination of the highest and best use of the equipment. This inventory is carried at the cost of the equipment less any accumulated depreciation. At December 31, 2020 and 2019, the Company recorded a reserve for slow moving parts, tires and used equipment inventory in the amount of $2.9 million and $1.9 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The Company capitalizes expenditures for equipment, leasehold improvements, and rental fleet. Expenditures for repairs, maintenance, and minor renewals are expensed as incurred. Expenditures for betterments and major renewals that significantly extend the useful life of the asset are capitalized in the period incurred.

When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, with any resulting gain or loss being reflected in income from operations.

The Company assigns useful lives to property and equipment categories as follows:

Estimated Useful Life
Transportation equipment	2 – 5 years
Machinery and equipment	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

The estimated useful lives are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Intangible Assets

Intangible assets with a finite life consist of customer relationships, non-compete agreements, tradenames and favorable market rent and are carried at cost less accumulated amortization. The estimated useful lives of the definite lived intangible assets are as follows:

Estimated Useful Life
Customer relationships	10 years
Non-compete agreements	3 – 5 years
Tradenames	5 – 10 years
Favorable market rent	10 years

Depreciation and Amortization

For financial reporting purposes, depreciation of property and equipment is determined on a straight-line basis over the estimated useful lives of the assets at acquisition. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Certain categories of our rental equipment, specifically in what we determine to be rent-to-sell equipment categories, are depreciated on a percentage of rental revenue realized on the asset, or a unit of activity method of depreciation. The Company believes that the unit of activity method on these categories of equipment more appropriately matches revenue and depreciation expense versus a straight-line methodology, as asset utilization can vary month to month especially in our northern geographies where seasonality is a factor.  In rent-to-rent product categories, where asset utilization is more stable, like in our material handling segment, we use a straight-line depreciation methodology, where estimated useful lives can range from five to ten years.

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Depreciation and amortization expense related to non-operational property and equipment and rental fleet is recognized in “general administrative expenses” and “cost of revenues”, respectively, in the Consolidated Statements of Operations.

The Company amortizes the cost of identified intangible assets on a straight-line basis over the expected period of benefit. Amortization expense related to intangible assets is recognized in “general and administrative expenses” in the Consolidated Statements of Operations.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company did not identify any impairment of long-lived assets for the years ended December 31, 2020 and 2019.

Goodwill

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborating the results with a market approach based guideline-company methodology which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., EBITDA) of companies engaged in the same or similar line of business and compares those metrics to those of the Company. We believe the combination of these valuation approaches, yields the most appropriate evidence of fair value. A decrease in our EBITDA could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If a quantitative impairment test is performed, the fair value of the reporting unit is estimated using a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions.

Our annual goodwill impairment testing conducted as of September 30, 2020, indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts. Our goodwill impairment testing as of December 31, 2019, indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts. Based on the results of the test, there was no goodwill impairment.

Deferred Financing Costs and Debt Discount

Deferred financing costs include legal, accounting and other direct costs incurred in connection with the issuance and amendments thereto, of the Company’s debt and line of credit. These costs are amortized over the terms of the related debt using the effective interest method.

Debt discount and premium is the difference between the price paid to an issuer for the new issue and the prices (below and above, respectively) at which the securities are initially offered to investors or lenders. The amortization expense of deferred financing costs and debt premium and accretion of discounts are included in interest expense as an overall cost of the related financings and are amortized using the effective interest method. Such costs are presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

Deferred financing costs and debt discounts with an original cost of $9.8 million and $5.8 million at December 31, 2020 and 2019, respectively, and accumulated amortization of $1.8 million and $1.9 million at December 31, 2020 and 2019, respectively, have been deferred. Amortization of these deferred costs was $1.8 million and $1.0 million at December 31, 2020 and 2019, respectively, and is included in interest expense in the accompanying Consolidated Statements of Operations.

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. For agreements with multiple performance obligations, which are infrequent, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, the Company generally allocates sales prices to each distinct performance obligation based on the observable selling price.

The Company enters into various equipment sales transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment if it guarantees to repurchase the sold equipment back or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. Rather, these transactions are accounted for in accordance with ASC 840, Lease Accounting (“Topic 840”).

Lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At December 31, 2020 and 2019, the total lease liability relating to these various equipment sale transactions amounted to $3.8 million and $5.5 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $9.0 million and $12.5 million as of December 31, 2020 and 2019, respectively.

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

Revenue from periodic maintenance service sales is recognized upon completion of the service. Revenue from guaranteed maintenance contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract, typically three to five years.

The Company also enters into contracts with customers where it provides automated equipment installation and system integration services. Revenue from the installation services are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized, and payment is due is not significant. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year, or if payment is expected to be received less than a year after the good or service has been provided. Sales and other taxes collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenue.

Costs to obtain contracts, such as sales commissions, are expensed as incurred given that the terms of the contracts are generally less than one year.

Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred.

Deferred Revenue

The Company recognizes deferred revenue with respect to automated equipment installation and system integration services,  service sales and rental agreements. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to automated equipment installation and system integration services, service sales agreements and rental agreements as of December 31, 2020 and 2019 was $9.6 million and $4.7 million, respectively.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2020 and 2019 were $3.5 million and $2.7 million, respectively.

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

On November 3, 2020, the Company had declared effective a registration statement on Form S-1 covering the resale of 507,143 shares of the Company’s common stock issued as partial consideration for the acquisition of Howell Tractor and Equipment, LLC.  The Company incurred direct and incremental legal, accounting and professional fees related to the registration of these shares of approximately $0.2 million.

On December 22, 2020, the Company closed its underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 10% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”).

The Company incurred direct and incremental costs related to its issuance of depositary shares such as legal, accounting and professional fees.  The Company evaluated all the fees and approximately $1.8 million of expenses were recorded as an offset against proceeds from the depositary shares.

Recurring and other incremental organizational costs including accounting and legal fees that were not directly attributable to these offerings were expensed as incurred.

Income Taxes

The Company is a newly formed corporation for the income tax purposes.  Alta Enterprises, LLC was historically and remains a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income (loss).  There is no federal income tax expense (benefit) reflected in the Company’s financial statements for any period prior to the reverse recapitalization on February 14, 2020.  As the activity resides in Alta Enterprises, LLC, the income tax impact to the Company represents the current income tax calculated at the consolidated return level, (“Alta Equipment Group Inc. and Subsidiaries”), and the deferred impact of the interest in the lower tier partnership.

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

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. We assess the inputs used to measure fair value using the three-tier hierarchy. The three broad levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly
•	Level 3 — Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The assets acquired, liabilities assumed, and contingent purchase consideration are recorded at fair value on the acquisition date. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired, and liabilities assumed as of the acquisition date. As a result, during the preliminary purchase price measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, the Company will record any subsequent adjustments to the assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

Segment Reporting

The Company has determined in accordance with ASC 280, Segment Reporting (“Topic 280”), that it has two reportable segments: 1) Material Handling and 2) Construction Equipment. These segments are based upon how the Company allocates resources and assesses performance. See Note 22 regarding segment information.

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

Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) that replaces the existing leasing guidance. Topic 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged.

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

Financial Instruments — Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument.

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

Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This guidance is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. Our potential exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on our Credit Facility. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, but do not expect a significant impact on our consolidated financial position, and results of operations.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606 (which addresses revenue from contracts with customers) and 2) Topic 840 (which addresses lease revenue).

Under Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services.

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statement of Operations for the year ended December 31, 2020 and 2019 by revenue type, and by the applicable accounting standard.

	Year ended December 31, 2020			Year ended December 31, 2019
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$410.3	$410.3	$—	$244.6	$244.6
Parts sales	—	129.6	129.6	—	82.7	82.7
Service revenue	—	128.5	128.5	—	92.7	92.7
Rental revenue	118.8	—	118.8	95.2	—	95.2
Rental equipment sales	—	86.4	86.4	—	42.2	42.2
Net revenue	$118.8	$754.8	$873.6	$95.2	$462.2	$557.4

The 2019 presentation conforms with our 2020 presentation.

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return.  The Company recognized approximately $14.9 million in revenues for the year-to-date period ended December 31, 2020 from automated equipment installation and system integration services as performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $16.4 million and $15.7 million for the year-to-date period ended December 31, 2020 and 2019, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements was $4.8 million for the year ended December 31, 2020 and $4.6 million for the year ended December 31, 2019. See Note 14 for a schedule of future minimum lease payments under operating leases with both related parties and unrelated third parties.

NOTE 5 — INVENTORIES

	December 31,	December 31,
	2020	2019
New equipment	$153.5	$89.5
Used equipment	31.4	21.5
Work in process	5.4	3.3
Parts	41.6	24.8
Gross Inventory	$231.9	$139.1
Inventory reserve	(2.9)	(1.9)
	$229.0	$137.2

Direct labor of $1.7 million and $1.2 million incurred for open service orders were capitalized and included in work in process at December 31, 2020 and 2019, respectively. The remaining work in process balances as of December 31, 2020 and 2019, primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $3.0 and $3.4 million for the year ended December 31, 2020 and 2019, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	December 31,	December 31,
	2020	2019
Land	$0.1	$—
Rental fleet	418.5	285.1
Equipment and leasehold improvements:
Machinery and equipment	5.5	3.4
Autos and trucks	7.0	4.6
Leasehold improvements	8.7	7.0
Office equipment	3.1	2.3
Computer equipment	9.4	6.2
Total Cost	$452.3	$308.6

Less: accumulated depreciation and amortization
Rental fleet	(124.6)	(100.0)
Equipment, auto and trucks, leasehold improvements and computer and office equipment	(15.8)	(12.1)
Total accumulated depreciation and amortization	(140.4)	(112.1)
	$311.9	$196.5

Total depreciation and amortization on property and equipment was $69.7 million and $46.4 million for the years ended December 31, 2020 and 2019, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $4.0 million and $3.5 million, and accumulated amortization balances totaling $2.5 million and $1.3 million, as of December 31, 2020 and 2019, respectively. Of the $418.5 million and $285.1 million of gross cost of rental fleet, $13.0 million and $18.4 million were represented by guaranteed purchase obligation (“GPO”) assets as of December 31, 2020 and 2019, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the years ended December 31, 2019 and 2020, respectively (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, January 1, 2019	$3.8	$3.8	$7.6
Additions	1.0	—	1.0
Balance, December 31, 2019	$4.8	$3.8	$8.6
Additions	5.4	10.3	15.7
Balance, December 31, 2020	$10.2	$14.1	$24.3

See Note 20, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of December 31, 2020 and 2019 were as follows (amounts in millions):

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$25.9	$(3.1)	$22.8	$5.4	$(2.8)	$2.6
Non-compete agreements	0.8	(0.1)	0.7	0.4	(0.3)	0.1
Tradenames	1.6	(0.4)	1.2	0.7	(0.4)	0.3
Favorable Market Rent	1.7	(0.1)	1.6	—	—	—
Total	$30.0	$(3.7)	$26.3	$6.5	$(3.5)	$3.0

Amortization of intangible assets was $2.3 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

The Company reviewed its finite-lived intangible assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2020 and 2019.

As of December 31, 2020, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows (amounts in millions):

Years ending December 31,	Amount
2021	$3.1
2022	3.1
2023	3.1
2024	3.1
2025	2.8
Thereafter	11.1
Total	$26.3

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

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of December 31, 2020, the Company had an outstanding ABL Facility balance of $159.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at December 31, 2020.

The Company has a Floor Plan Facility with its first lien lender to primarily finance new inventory. This Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the first lien lender floor plan facility is LIBOR plus an applicable margin. The effective interest rate at December 31, 2020 was 2.9%. The floor plan is collateralized by substantially all assets of the Company. As of December 31, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $35.3 million, excluding unamortized debt issuance costs.

Under our previous Fourth Amended and Restated Credit Agreement, the Company had an outstanding revolving line of credit balance of $72.7 million, excluding unamortized debt issuance costs and an effective interest rate of 3.9% at December 31, 2019.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers for new and used inventory and rental equipment, each with borrowing capacities ranging from $2.0 million to $102.0 million. Primarily, the Company utilizes the facilities for purchases of new equipment inventories.  Certain floor plans provide for up to twelve-months interest only or deferred payment periods. In addition, certain floor plans provide for interest and principal free terms at the suppliers’ discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. When this occurs, the related OEM captive lender floor plan payable becomes due to be paid at the time the equipment being financed is sold.

With the recent acquisitions, the Company’s floor plan financing facilities with its OEM capital lenders and suppliers were amended to include the new locations and new entities. The floor plan financing facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of December 31, 2020 ranged from 3.1% to 6.5%. As of December 31, 2020, and December 31, 2019, the Company had an outstanding balance on these OEM floor plans of $122.2 million and $122.6 million, respectively.

The total aggregate amount of floor plan financing (including the first lien lender floor plan) facilities cannot exceed $225.0 million at any time. The total balance related to floorplan financing as of December 31, 2020 was $157.5 million excluding unamortized debt issuance costs. For the years ended December 31, 2020, and December 31, 2019, the Company recognized interest expense associated with new equipment financed under its floor plan facilities of $2.3 million and $2.9 million, respectively.

Maximum borrowings under the floor plans and ABL Facility are limited to $525 million. The total amount outstanding as of December 31, 2020 was $316.6 million, exclusive of debt issuance and deferred financings costs of $1.5 million.

Maximum borrowings under the previous floor plans and the revolving line of credit were limited to $330 million. The total amount outstanding was $272.7 million, net of debt issuance costs of $0.5 million as of December 31, 2019.

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

On February 14, 2020, in connection with the reverse recapitalization, and in conjunction with entering into the Amended and Restated Credit Agreement and Term Loan, the Company repaid in full the subordinated debt to the former shareholders of Alta Equipment Company and terminated all commitments and discharged all guarantees related to those agreements. As of December 31, 2020, the Company has no subordinated debt on its Consolidated Balance Sheet.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second priority lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Term Loan, the Company retired the Prior Note Purchase Agreement. The term loan is payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of December 31, 2020, the effective interest rate was 9.8%. The Term loan is collateralized by substantially all assets of the Company.

As of December 31, 2020, outstanding borrowings under the term loan were $149.2 million, which included $6.4 million deferred financing costs and original issue discounts.

Notes Payable — OEM Captive Lender

On May 9, 2014, the Company entered into a Master Note Agreement with an OEM captive lender. These notes were payable in monthly installments, with interest ranging from 3.29% to 4.99%. The notes were secured by the specific assets financed and were to mature at various dates through October 2024.

On February 14, 2020, in connection with the reverse recapitalization, the Company repaid in full the balance of the notes payable to the OEM captive lender. As of December 30, 2020, there were no notes payable to an OEM captive lender on our Consolidated Balance Sheet.

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

The Company’s long-term debt consists of the following (amounts in millions):

	December 31,	December 31,
	2020	2019
Term Loan	$149.2	$—
Senior lien holder	—	71.2
OEM captive lender	—	14.8
Subordinated debt	—	6.7
First lien lender – term loan	—	4.3
Subtotal	$149.2	$97.0
Unamortized debt issuance costs	(1.8)	(2.5)
Debt discount	(4.6)	(0.9)
Total debt	$142.8	$93.6
Less: Current maturities of long-term debt, net	(7.8)	(7.1)
Long-term debt, net	$135.0	$86.5

As of December 31, 2020, the Company was in compliance with the financial covenants set forth in its debt agreements.

Long term debt maturities, excluding unamortized debt discounts and debt issuance costs, are as follows (amounts in millions):

Years ending December 31,	Amount
2021	$7.8
2022	7.8
2023	7.8
2024	7.8
2025	118.0
Thereafter	—
$149.2

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition. The promissory note is due one year from the date of the acquisition. Due to the short-term nature of the note, the liability was included in “Other current liabilities” on the Consolidated Balance Sheet as of December 31, 2020.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million through-out 5-year earn-out period. As of December 31, 2020, the Company recorded a $1.7 million liability related to present value of these minimum cash payments using a market participant discount rate. This additional future liability is recorded as non-contingent liability in “Other liabilities” on the Consolidated Balance Sheet. See Note 17, Fair Value Instruments and Note 20, Business Combinations for further information.

NOTE 11 — EQUITY AND WARRANTS

Preferred Stock

On December 22, 2020, the Company closed its underwritten public offering of depositary shares, each representing 1/1000th of a share of 10% Series A Preferred Stock, par value $0.0001 per share. The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 1,200 shares of Series A Preferred Stock represented by 1,200,000 Depositary Shares issued.

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors, at the rate of 10% of the $25,000.00 liquidation preference ($25.00 per depositary share) per year (equivalent to $2500 or $2.50 per depositary share).

Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. The first dividend, which is scheduled to be paid on or about April 30, 2021 in the amount of $0.88889 per depositary share, will be for more than a full quarter and will cover the period from, and including, the first date we issue and sell the depositary shares through, but not including, April 30, 2021.

Common Stock

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

Warrants

As of December 31, 2020, there were warrants outstanding to acquire 8,668,746 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants will expire five years after February 14, 2020, the date reverse recapitalization was completed or earlier upon redemption or liquidation.

Prior to the reverse recapitalization, the Company granted warrants to purchase 33,333.33 shares of common units in connection with the stock purchase and redemption that occurred on December 27, 2017. The warrants had an exercise price of $0.01 and included a conditional put option, allowing the holder to require the Company to purchase the outstanding warrants, via a settlement upon the following events: (1) upon 75% repayment of senior indebtedness, (2) change in control from a sale transaction, and (3) the maturity of the related debt, which required the Company to settle the warrants in cash. The warrants were to expire December 27, 2027. The warrants also included a limited call right, where in the event of a sale transaction, the Company had the right to redeem, in cash, all of the warrants simultaneously at a per common share price equal to the per unit set for the sale transaction.

For the year ended December 31, 2019, the change in fair value of warrants was included in other income (expense) on the Consolidated Statements of Operations. See Note 17 for more information.

On February 14, 2020, the Company consummated its reverse recapitalization. As a result, the Company redeemed all the warrants outstanding upon closing of the reverse recapitalization and as of December 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheet.

NOTE 12 — CAPITAL LEASES

At December 31, 2020 and 2019, the Company had capital leases payable to financial institutions in the amount of $1.5 million and $2.2 million, respectively. The assets and liabilities under these capital leases are initially recorded at the fair value of the assets under capital lease. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

Minimum future lease payments under capital leases described above for each of the next five years and in the aggregate are as follows (amounts in millions):

Years ending December 31,	Amount
2021	$0.9
2022	0.4
2023	0.1
2024	0.1
2025	—
$1.5
Less: current portion presented in Other current liabilities	(0.9)
Long-term capital lease obligation	$0.6

NOTE 13 — OPERATING LEASES — LESSOR

The Company leases and subleases lift trucks to customers under long-term operating lease agreements which expire at various dates through 2024. Approximate minimum rentals receivable under such leases for each of the next four years are as follows (amounts in millions):

Years ending December 31,	Amount
2021	$3.0
2022	0.9
2023	0.3
2024	0.1
2025	—
$4.3

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases buildings and equipment under various operating leases with both related (see Note 5) and unrelated third parties. The leases expire at various dates through February 2035 and contain provisions to renew the leases for additional terms of five to fifteen years. Total lease expense under the third-party operating leases for the years ended December 31, 2020 and 2019 was $19.3 million and $10.9 million, respectively. Included in rent expense for 2020 and 2019 is deferred rent expense of $0.9 million, and $0.7 million, respectively, attributable to third party and related party lease agreements with escalating rent payments.

Minimum future payments under the operating leases described above and in Note 4 for each of the next five years and thereafter and in the aggregate are as follows (amounts in millions):

Years ending December 31,	Amount
2021	$23.5
2022	21.5
2023	19.5
2024	18.1
2025	14.7
Thereafter	40.2
$137.5

Future guaranteed purchase obligations under capital leases for each of the next five years and thereafter are as follows (amounts in millions):

Years ending December 31,	Amount
2021	$2.1
2022	2.4
2023	2.2
2024	1.8
2025	0.5
Thereafter	—
$9.0

At December 31, 2020 and 2019, the Company was party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $2.4 million and $3.3 million at December 31, 2020 and 2019, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at December 31, 2020 and 2019.

Legal Proceedings

During the years ended December 31, 2020 and 2019, various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters are not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company.  As of December 31, 2020, there was $1.4 million in outstanding letters of credits issued in the normal course of business. As of December 2019, there was no outstanding letters of credits.

NOTE 15 — INCOME TAXES

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

The income tax benefit for the years ended December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Federal taxes-current	$—	$—
Federal taxes-deferred	5.0	—
State taxes-current	—	—
State taxes-deferred	1.6	—
	$6.6	$—

For the years ended December 31, 2020 and 2019, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes and total income tax expense recognized in the financial statements was as follows:

	December 31,
	2020	2019
Income tax (expense) benefit at statutory U.S. federal rate	$4.3	$—
Income tax (expense) benefit at statutory U.S. states, net	1.2	—
Permanent differences:		—
Officer's life insurance	1.7	—
Other	(0.6)	—
Total income tax benefit	$6.6	$—

The Company recorded an income tax benefit of $6.6 million and $0 for the years ended December 31, 2020 and 2019,  respectively. For the year ended December 31, 2019, the reverse recapitalization had yet to occur and therefore the Company does not have a comparable period. The income tax benefit covers the period starting with the reverse recapitalization on February 14, 2020 through the year ended December 31, 2020.  The income tax results from the period January 1, 2020 through the day prior to the reverse recapitalization will be recognized by the predecessor.

As a result of the recapitalization transaction, there was a step-up in the tax value of the Company.  The step-up tax value has been estimated as of the date of these financials.  The value will be finalized in conjunction with the finalization of the tax reporting obligations associated with the pre-IPO period dated January 1, 2020 through February 13, 2020.  Due to the nature of the transaction, these tax filings are not due until 2021.  As such, there is a possibility that the estimate used for the value step up could change, which would in turn change the opening balance sheet.  We believe any true-up to the value step up will be immaterial, however further work is required to make a final determination.

As of December 31, 2020, the Company had $0.5 million of net deferred tax assets, which was presented in “Other Assets” on the Consolidated Balance Sheet. As discussed above, this represents the GAAP to tax difference in the basis of the underlying partnership, Alta Enterprises, LLC.  This basis difference mirrors the GAAP to tax differences within the partnership, which primarily relate to property and equipment assets and other temporary items where the tax basis differs from the GAAP carrying amounts.

At December 31, 2020, the income tax benefit was $6.6 million. This was primarily driven by the level of pre-tax loss of $20.7 million for the period from February 14, 2020 to December 31, 2020. The effective income tax rate for the period from February 14, 2020 to December 31, 2020 of 31.9% was affected by non-deductible expenses and state income taxes.

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$4.7	$—
Deferred revenue	0.6	—
Accounts receivable and inventories	3.8	—
Goodwill & intangibles	6.0	—
Accrued liabilities	2.8	—
Deferred payroll taxes and other	2.0	—
Gross deferred tax assets	19.9	—
Deferred Tax Liabilities		—
Property and equipment	(18.2)	—
Prepaid expenses	(1.2)	—
Gross deferred tax liabilities	(19.4)	—
		—
Deferred tax assets, net	$0.5	$—

As of December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately $4.7 million which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

 On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2020, although it will impact the timing of future cash payments for taxes. As of December 31, 2020, we have deferred employer payroll taxes of $5.6 million under the CARES Act, with half of the deferred amounts due by December 31, 2021, and the remaining half due by December 31, 2022.

NOTE 16 — SHARE BASED COMPENSATION

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

The Company recognized total compensation expense of $3.6 million for the year ended December 31, 2020.

On August 18, 2020, Robert T. Chiles, President of our Construction Group, passed away. Mr. Chiles was the holder of RSUs for 390,000 shares of common stock of the Company, and at his passing these RSU’s became fully vested and converted into 390,000 shares of our common stock. As a result of the immediate vesting of these RSUs, the Company incurred $3.0 million expense.

As of December 31, 2020, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $1.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following table shows the number of restricted stock awards that were granted and vested during 2020:

Restricted Stock Awards	Number of units	Weighted average grant date fair value
Granted	690,000	$7.60
Vested	(390,000)	$7.60
Forfeited	—	$—
As of December 31, 2020	300,000	$7.60

NOTE 17 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of December 31, 2020 and December 31, 2019.

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

The Company recorded the warrants issued based on the fair value at the date of grant and re-measured at each balance sheet date. The fair value of warrants classified as liabilities at the date of grant was estimated using a market approach. The valuation methodology was primarily a market-based approach using participants in the material handling and heavy-equipment retailing, wholesaling, and rental industry. A range of multiples was established taking company-specific risks into consideration and applied to Alta’s adjusted EBITDA to derive an implied enterprise value. To derive equity value, interest-bearing debt was removed.

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

The Company redeemed all the warrants outstanding upon closing of the reverse recapitalization on February 14, 2020 and as of December 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheet.

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

The Company concluded the future minimum cash payments of $2.0 million will be treated as a non-contingent liability and recorded a $1.7 million liability related to the present value of these minimum cash payments. See Note 10, Long-Term Debt and Note 20, Business Combinations for further information.

In addition to the non-contingent liability, there is a potential earn out payment of  $1.7 million to be paid to Sellers over a five-year period. The Company recorded a $1.0 million earn out liability as the acquisition date fair value in “Other Liabilities” on the Consolidated Balance Sheet. See Note 20, Business Combinations for further information.

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides an earn-out payment of $1.0 million based on meeting certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on the present value of probability weighted expected future results. See Note 20, Business Combinations for further information.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of December 31, 2020 and 2019 (amounts in millions):

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

	December 31, 2019
	Level 1	Level 2	Level 3
Liabilities: Warrants	$—	$—	$29.6

The following is a summary of changes to level 3 instruments during the year ended December 31, 2020 and 2019, which were recognized in a separate line item on the Consolidated Statements of Operations (amounts in millions):

Warrants
Balance, January 1, 2019	$1.7
Warrants granted during the period	—
Change in fair value during the period	27.9
Balance, December 31, 2019	$29.6
Warrants settled at reverse recapitalization	(29.6)
Balance, December 31, 2020	$—

Contingent Consideration
Balance, January 1, 2020	$—
Acquisition of PeakLogix	1.0
Acquisition of Hilo	0.8
Change in fair value	—
Balance, December 31, 2020	$1.8

The following table represents the Company’s level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments as of December 31, 2020 and 2019, respectively, and the significant unobservable inputs (amounts in millions):

Instrument	Fair Value 12/31/2020	Fair Value 12/31/2019	Principal Valuation Technique	Significant Unobservable Inputs
Contingent consideration	$1.8	$—	Probability weighted range of outcomes	See above
Warrants	$—	$29.6	Market approach	See above

NOTE 18 — SELF INSURED

For the years ended December 31, 2020 and 2019, the Company has various health plans that covers eligible employees, including a self-insured group health plan, which contains certain stop-loss provisions. The Company has accrued health insurance in the amount of $1.1 million and $0.6 million for both known claims and an estimated amount of claims incurred but not reported at December 31, 2020 and 2019, respectively. Health benefit plan expenses, including benefits paid and insurance premiums, totaled approximately $15.9 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 19 — EMPLOYEE BENEFIT PLANS

Employee 401(k) Profit Sharing Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) and profit-sharing plan. Eligible employees may contribute a percentage of their salary up to the Internal Revenue Service (“IRS”) limit. The Company may contribute a discretionary percentage  of the amount deferred by the employee. The Company may also contribute a discretionary profit-sharing amount, as determined annually by the Board of Directors and management, to the plan each year. Total contributions, made by the Company, to the plan amounted to approximately $1.9 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. The Company has funded or accrued all calculated contributions as of the Consolidated Balance Sheet date.

Equity Linked Incentive Plan

The Company had a Long-Term Equity Linked Incentive Plan (“the Plan”) to award key employees. The purpose of the Plan was to retain and attract key employees with an opportunity to receive additional compensation in connection with a change in control of the company (“qualifying event”). The plan permitted the award of up to 15,686.28 incentive units and 7,843.14 appreciation rights. The Company did not award any incentive units or appreciation rights during the year ended December 31, 2019. At December 31, 2019 there were 12,549 incentive units and 6,275 appreciation rights outstanding.

No expense or liability was recognized in the accompanying consolidated financial statements as the likelihood of a qualifying event was not imminent as of December 31, 2019. As of December 31, 2020, the Company incurred $3.1 million of share-based compensation expense as a result of vesting of the equity linked incentive plan as a result of the qualifying event on February 14, 2020.

NOTE 20 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2020 (amounts in millions):

	Flagler	Liftech	Peak	Hilo	Martin	Howell	Vantage	Total
Cash	$0.4	$—	$3.0	$2.1	$—	$—	$—	$5.5
Accounts receivable	15.1	4.4	4.6	5.4	1.0	5.3	3.6	39.4
Inventory	37.5	9.6	0.4	4.7	6.8	6.3	7.6	72.9
Prepaid and other assets	0.5	1.0	0.2	0.2	—	—	0.4	2.3
Rental fleet, net	47.8	4.7	—	7.5	6.3	12.4	15.9	94.6
Property and equipment, net	2.9	1.2	0.2	1.7	—	1.1	0.9	8.0
Intangible assets	14.6	1.2	5.8	2.4	1.5	—	—	25.5
Goodwill	5.8	1.5	0.7	3.2	0.8	3.2	0.5	15.7
Total Assets	$124.6	$23.6	$14.9	$27.2	$16.4	$28.3	$28.9	$263.9
Floor plan payable	(29.0)	(3.5)	—	(4.4)	—	(0.8)	(2.5)	(40.2)
Accounts payable	(14.0)	(1.6)	(1.5)	(2.8)	(0.2)	(1.0)	(1.5)	(22.6)
Accrued expenses	(4.1)	—	(0.1)	(0.3)	(0.1)	(0.1)	(0.6)	(5.3)
Other current liabilities	—	(0.1)	(3.9)	(0.4)	—	—	(0.1)	(4.5)
Other liabilities	(1.3)	—	—	—	—	—	—	(1.3)
Total Liabilities	$(48.4)	$(5.2)	$(5.5)	$(7.9)	$(0.3)	$(1.9)	$(4.7)	$(73.9)
Net Assets Acquired	$76.2	$18.4	$9.4	$19.3	$16.1	$26.4	$24.2	$190.0
Assets acquired net of cash	$75.8	$18.4	$6.4	$17.2	$16.1	$26.4	$24.2	$184.5

Flagler

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Flagler for a total purchase price, net of cash, of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

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

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $79.0 million.

Liftech

On February 14, 2020, in connection with the reverse recapitalization, the Company consummated its acquisition of Liftech for a total purchase price of $18.4 million, which was paid out of funds from the closing of the reverse recapitalization.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

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

 Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $15.2 million.

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total purchase cash consideration of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to a $3.7 million to be paid out to former owners based on meeting certain financial targets throughout a 5-year earn-out period, collectively resulting in an estimated enterprise value of $6.4 million net of cash acquired.  In connection with the purchase, PeakLogix LLC was created.

See Note 10, Long-Term Debt and Note 17, Fair Value Instruments for further information.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

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

Hilo

On July 1, 2020, the Company acquired all the assets of Hilo for total purchase price, net of cash, of $17.2 million which was paid out of available funds, and potential earn out payments of an additional $1.0 million.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

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

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $19.0 million.

The following table summarizes the component of the purchase price at July 1, 2020:

Cash consideration paid *	$18.5
Earn-out liability	0.8
Total purchase price	$19.3

*	Includes $2.1 million cash acquired as part of the Business Combination

Martin Implement Sales, Inc. (“Martin”)

On September 1, 2020, the Company acquired all the assets of Martin for a total purchase price of $16.1 million, which included floorplan eligible new equipment inventories that was paid out of available funds.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

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

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $10.6 million.

Howell Tractor and Equipment, LLC (“Howell”)

On October 30, 2020, the Company acquired all the assets of Howell for a total cash consideration of $22.4 million. The Company issued 507,143 shares of its common stock, valued at $4.0 million, in connection with the purchase agreement, yielding a total purchase price of $26.4 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $23.1 million.

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

Vantage Equipment, LLC (“Vantage”)

On December 31, 2020, the Company acquired all the assets of Vantage for a total purchase price of $24.2 million.  Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be  $22.5 million.

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

Incremental costs including accounting and legal fees that were attributable to the acquisition activities were expensed as incurred and these costs were $1.3 million as of December 31, 2020.

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

It should be further noted that, upon the close of the acquisition, the Company established additional floorplan borrowings for new equipment in the amount of $23.5 million, for a total enterprise value of $42.1 million.

Pro forma financial information - 2020

The Company completed the Flagler acquisition on February 14, 2020. Therefore, operating results of Flagler are included in the Company’s Consolidated Statement of Operations after February 14, 2020. Pursuant to ASC 805, pro forma disclosures should be reported whenever the year or interim period of the acquisition is presented. The pro forma information below gives effect to the Flagler acquisition as if the acquisition occurred on January 1, 2020.

	December 31, 2020
	1/1-12/31	1/1-2/14
	The Company	Flagler	Total
Total revenues	$873.6	$25.8	$899.4
Net loss	$(24.0)	$(0.1)	$(24.1)

The financial effect of the other acquisitions in 2020, individually and in the aggregate, was not material to the consolidated financial statements. As such, pro forma results of operations including other acquisitions have not been presented.

Pro forma financial information - 2019

    Pro forma balance sheet of Alta Equipment Group Inc. combined

The following table provides the pro forma balance sheet of Alta Equipment Group Inc. as of December 31, 2019 as if Flagler had been acquired on December 31, 2019. As NITCO was acquired by Alta effective May 1, 2019, they are included within the Alta amounts as of December 31, 2019.

(in millions, except share and per share amounts)	The Company	Flagler Pro Forma	Pro Forma Combined
ASSETS
CURRENT ASSETS
Cash	$—	$4.0	$4.0
Accounts receivable, net	101.2	10.5	111.7
Inventories, net	137.2	31.3	168.5
Prepaid expenses and other current assets	5.7	0.8	6.5
Total current assets	244.1	46.6	290.7
PROPERTY AND EQUIPMENT, NET	196.5	52.7	249.2
OTHER ASSETS
Goodwill	8.6	22.8	31.4
Intangible assets, net	3.0	—	3.0
Other assets	2.0	—	2.0
Total other assets	13.6	22.8	36.4
TOTAL ASSETS	$454.2	$122.1	$576.3
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Lines of credit	$72.5	$34.4	106.9
Floor plan payable — new equipment	87.7	—	87.7
Floor plan payable — used and rental equipment	112.5	—	112.5
Current portion of long-term debt	7.1	—	7.1
Accounts payable	31.1	8.3	39.4
Customer deposits	7.2	—	7.2
Accrued expenses	16.0	3.5	19.5
Other current liabilities	9.3	—	9.3
Total current liabilities	343.4	46.2	389.6
LONG-TERM LIABILITIES
Long-term debt, net of current portion	86.5	—	86.5
Capital lease obligations, net of current portion	1.4	—	1.4
Buyback residual obligations, net of current portion	0.7	—	0.7
Guaranteed purchase obligation, net of current portion	9.0	—	9.0
Lease liability, net of current portion	3.7	—	3.7
Other liabilities	3.1	—	3.1
Warrant liability	29.6	—	29.6
TOTAL LIABILITIES	$477.4	$46.2	$523.6
STOCKHOLDERS’ EQUITY (DEFICIT)
Additional paid-in capital	—	75.9	75.9
Retained earnings (deficit)	(23.2)	—	(23.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(23.2)	75.9	52.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$454.2	$122.1	$576.3

     Pro forma statement of operations of Alta Equipment Group Inc.

The following table provides the pro forma statement of operations of Alta Equipment Group Inc. for the year ended December 31, 2019 as if NITCO and Flagler had been acquired on January 1, 2019. NITCO was acquired by Alta effective May 1, 2019. Flagler was acquired on February 14, 2020. Pursuant to ASC 805, pro forma disclosures should be reported whenever the year or interim period of the acquisition is presented. The pro forma results do not include any anticipated cost synergies or other effects of the integration of these entities into Alta.

(in millions, except share and per share amounts)	The Company	Pro Forma	Alta Pro Forma	NITCO Pro Forma	Flagler Pro Forma	Pro Forma Combined
Revenues:
New, used and rental equipment sales	$286.8	$—	$286.8	$24.5	$114.2	$425.5
Parts sales	82.7	—	82.7	6.5	30.2	119.4
Service revenue	92.7	—	92.7	8.3	15.3	116.3
Rental revenue	95.2	—	95.2	5.9	17.3	118.4
Net revenue	$557.4	$—	$557.4	$45.2	$177.0	$779.6
Cost of revenues:
New, used and rental equipment sales	251.8	—	251.8	21.7	102.0	375.5
Parts sales	54.1	—	54.1	3.7	23.5	81.3
Service revenue	34.6	—	34.6	2.0	8.5	45.1
Rental revenue	17.5	—	17.5	0.6	2.1	20.2
Rental depreciation	47.3	—	47.3	3.5	12.0	62.8
Cost of revenue	$405.3	$—	$405.3	$31.5	$148.1	$584.9
Gross profit	$152.1	$—	$152.1	$13.7	$28.9	$194.7
General and administrative expenses	137.6	(0.3)	137.3	12.5	27.2	177.0
Depreciation and amortization expense	2.8	—	2.8	0.2	1.0	4.0
Total general and administrative expenses	140.4	(0.3)	140.1	12.7	28.2	181.0

Income (loss) from operations	$11.7	$0.3	$12.0	$1.0	$0.7	$13.7
Other income (expense)
Interest expense	(20.5)	(1.0)	(21.5)	(0.2)	(0.9)	(22.6)
Other income	1.3	—	1.3	0.4	0.5	2.2
Change in fair market value of warrants	(27.9)	—	(27.9)	—	—	(27.9)
Total other income (expense)	$(47.1)	$(1.0)	$(48.1)	$0.2	$(0.4)	$(48.3)
Loss before taxes	$(35.4)	$(0.7)	$(36.1)	$1.2	$0.3	$(34.6)
Income tax benefit	—	—	—	—	—	—
Net income (loss)	$(35.4)	$(0.7)	$(36.1)	$1.2	$0.3	$(34.6)

NOTE 21 — UNION PENSION PLAN

The Company began contributing to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain union represented employees in 2018. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

(a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
(b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
(c)

If the Company ceases to have an obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute.

The Company’s participation in multiemployer plans for the annual period ended December 31, 2020 and 2019 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•

The “Pension Protection Act Zone Status” available is for plan years that ended in 2020 and 2019. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. This indicates the funded status of the plan with the status indicated by the colors of green, yellow, and red with green being the most funded and red being the least funded.
•

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year.

•

The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the Company’s contributions to any plan in the red zone in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2020, and 2019.

Multiple Employer Pension Plans (amounts in thousands):

Pension Fund	EIN	Pension Protection Act Zone Status & Plan Year- End		FIP/RP Status	Contributions of Alta Equipment Group Inc. and Subsidiaries		Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2020	2019		2020	2019
Operating Engineers I.U.O.E. Local 37 Pension Trust	52-6128064	—	Green 12/31/2018	None	$—	$10	No	3/31/2020
Midwest Operating Engineers Local Union No. 150 Pension Trust Fund	36-6140097	Green 3/31/2020	Green 3/31/2019	Implemented	1,472	1,186	No	5/31/2021
Operating Engineers Local Union No. 324 Pension Fund	38-1900637	Red 4/30/2020	Red 4/30/2019	Implemented	783	745	No	9/30/2021
Central Pension Fund of the International Union of Operation Engineers Local Union No. 649 and 841	36-6052390	Green 1/31/2020	Green 1/31/2019	None	70	70	No	3/31/2021
Upstate New York Engineers Pension Fund Local Union 17C Engineers Local Union No. 639	15-0614642	Red 3/31/2020	—	Implemented	52	—	No	11/30/2021
Central Pension Fund of Operating Engineers Local Union 17C	36-6052390	Green 1/31/2020	—	None	19	—	No	11/30/2021
Central Pension Fund of the International Union of Operating Engineers Local 158 District 832	36-6052390	Green 1/31/2020	—	None	72	—	No	12/7/2024
Central Pension Fund of the International Union of Operating Engineers	36-6052390	Green 1/31/2020	—	None	—	—	No	various
Operating Engineers Local 825 Fund	22-6033380	Green 6/30/2020	—	None	—	—	No	various
					$2,468	$2,011

NOTE 22 — SEGMENTS

The Company has two reportable segments: Material Handling and Construction Equipment. The Company’s segments are determined based on management structure, which is organized based on types of products sold, as described in the following paragraph. The operating results for each segment are reported separately to the Company’s Chief Executive Officer to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana and New York, as well as parts of the Northeastern United States. As of December 31, 2020, the Material Handling segment included the Liftech, PeakLogix and Hilo acquisitions.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois and Florida. As of December 31, 2020, the Construction Equipment segment included the Flagler, Martin, Howell and Vantage acquisitions.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the year ended December 31, 2020, Corporate incurred $7.6 million in debt extinguishment fees, $7.6 million in transaction costs and other expenses associated with the reverse recapitalization. During the year, Corporate primarily incurred expenses associated with consulting and legal fees related to acquisition costs, fees associated with the issuance of the common stock and preferred stock, shared based compensation expense and interest expense, which were offset with income tax benefit and $8.0 million in income from a life insurance policy on our Construction Group President.

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$225.1	$185.2	$—	$410.3
Parts sales	60.8	68.8	—	129.6
Service revenue	83.9	44.6	—	128.5
Rental revenue	46.9	71.9	—	118.8
Rental equipment sales	16.9	69.5	—	86.4
Total revenue	$433.6	$440.0	$—	$873.6
Interest expense	5.7	10.6	7.5	23.8
Depreciation and amortization	24.0	51.0	—	75.0
Net income (loss)	$10.3	$(19.9)	$(14.4)	$(24.0)

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2019 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$151.1	$93.5	$—	$244.6
Parts sales	50.1	32.6	—	82.7
Service revenue	66.8	25.9	—	92.7
Rental revenue	38.3	56.9	—	95.2
Rental equipment sales	6.0	36.2	—	42.2
Total revenue	$312.3	$245.1	$—	$557.4
Interest expense	4.6	7.8	8.1	20.5
Depreciation and amortization	17.0	33.1	—	50.1
Net income (loss)	$11.6	$(6.1)	$(40.9)	$(35.4)

The following table presents the Company’s identified assets by reportable segment for the period ending December 31, 2020 and 2019 (amounts in millions):

	December 31, 2020	December 31, 2019
Segment assets:
Material handling	$256.4	$207.5
Construction equipment	488.5	246.0
Corporate	1.3	0.7
Total assets	$746.2	$454.2

NOTE 23 — SUBSEQUENT EVENTS

Warrant Exchange

On March 3, 2021, the Company entered into Amendment No. 1 to the warrant agreement, dated as of April 8, 2019. The Warrant Amendment amends the warrant agreement to provide for the mandatory exchange of the Company’s outstanding warrants for shares of the Company’s common stock at an exchange ratio of 0.263 shares of common stock per warrant.

Amendment to Credit Agreement

On January 11, 2021, the Company amended its Fifth Amended and Restated ABL First Lien Credit Agreement by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The amendment generally allows for dividend payments to be made on the Preferred Stock without having to meet a leverage threshold, it excludes the Preferred dividend payments from affecting the second lien prepayment requirement, and it increases vendor floor plan limits from $225 Million to $250 Million, however, credit line borrowings would begin to be limited in the instance amounts borrowed on floor plan facilities exceed $225 Million.