Form 10-Q
period 2021-03-31
ALTA EQUIPMENT GROUP INC.
filed 2021-05-13
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 32,298,376 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$0.6	$1.2
Accounts receivable, net of allowances of $7.9 and $7.1 as of March 31, 2021 and December 31, 2020, respectively	144.0	137.8
Inventories, net	223.4	229.0
Prepaid expenses and other current assets	13.3	13.6
Total current assets	381.3	381.6

PROPERTY AND EQUIPMENT, NET	310.8	311.9
OTHER ASSETS
Goodwill	25.8	24.3
Intangible assets, net	25.6	26.3
Other assets	1.5	2.1
Total other assets	52.9	52.7
TOTAL ASSETS	$745.0	$746.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$169.6	$157.7
Floor plan payable – new equipment	119.9	127.6
Floor plan payable – used and rental equipment	34.3	29.8
Current portion of long-term debt	7.8	7.8
Accounts payable	55.5	58.9
Customer deposits	11.4	9.3
Accrued expenses	28.8	30.1
Other current liabilities	12.3	13.1
Total current liabilities	439.6	434.3

LONG-TERM LIABILITIES
Long-term debt, net of current portion	133.5	135.0
Capital lease obligations, net of current portion	0.4	0.6
Buyback residual obligations, net of current portion	0.7	0.7
Lease liability, net of current portion	2.5	2.5
Guaranteed purchase obligation, net of current portion	6.9	6.9
Other liabilities	9.9	9.3
TOTAL LIABILITIES	$593.5	$589.3
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 30,018,502 issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	216.5	216.2
Treasury stock	(5.9)	(5.9)
Accumulated deficit	(59.1)	(53.4)
TOTAL STOCKHOLDERS’ EQUITY	151.5	156.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$745.0	$746.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2021	2020
Revenues:
New and used equipment sales	$123.8	$82.2
Parts sales	41.4	28.7
Service revenue	38.7	30.2
Rental revenue	33.1	25.2
Rental equipment sales	31.8	14.2
Net revenue	$268.8	$180.5

Cost of revenues:
New and used equipment sales	106.5	72.4
Parts sales	28.7	19.6
Service revenue	14.5	11.4
Rental revenue	5.5	4.9
Rental depreciation	19.4	12.9
Rental equipment sales	26.9	12.2
Cost of revenue	$201.5	$133.4

Gross profit	$67.3	$47.1

General and administrative expenses	64.9	51.1
Depreciation and amortization expense	2.0	1.0
Total general and administrative expenses	66.9	52.1

Income (loss) from operations	$0.4	$(5.0)

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.7)
Interest expense – other	(5.2)	(5.2)
Other income	0.1	0.4
Loss on extinguishment of debt	—	(7.6)
Total other income (expense)	$(5.6)	$(13.1)

Loss before taxes	$(5.2)	$(18.1)

Income tax provision (benefit)	0.5	(1.1)

Net loss	$(5.7)	$(17.0)

Basic and diluted loss per share	$(0.19)	$(0.91)

Basic and diluted weighted average common shares outstanding	30,355,789	18,767,981

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder’s Equity
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Share based compensation	—	—	—	—	0.3	—	—	0.3
Balance at March 31, 2021	1,200,000	$—	30,018,502	$—	$216.5	$(59.1)	$(5.9)	$151.5

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2019	—	$—	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	—	—	(17.0)	—	(17.0)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(6.9)	—	(6.9)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	3.1
Repurchases of common stock	—	—	—	—	—	—	(2.9)	(2.9)
Balance at March 31, 2020	—	$—	29,511,359	$—	$178.8	$(47.1)	$(2.9)	$128.8

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(5.7)	$(17.0)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	21.4	13.9
Amortization of debt discount and debt issuance costs	0.5	0.3
Imputed interest	0.1	—
Gain on sale of assets	—	(0.1)
Gain on sale of rental equipment	(4.9)	(2.0)
Inventory obsolescence	0.2	0.5
Provision for bad debt	0.6	0.4
Loss on debt extinguishment	—	7.6
Repayment of paid-in-kind interest	—	(11.2)
Share-based compensation	0.3	3.1
Changes in deferred rent	0.2	—
Changes in deferred taxes	0.5	(1.1)
Changes in:
Accounts receivable	(5.9)	(3.5)
Inventories	(34.2)	(33.6)
Proceeds from sale of rental equipment	31.8	14.4
Prepaid expenses and other assets	0.5	(0.4)
Proceeds from floor plans with manufacturers	84.8	94.2
Payments under floor plans with manufacturers	(86.9)	(120.7)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(4.7)	(2.1)
Leases and other liabilities	1.1	0.2
Net cash used in operating activities	$(0.3)	$(57.1)

INVESTING ACTIVITIES
Proceeds from the sale of assets	0.7	0.1
Expenditures for rental equipment	(6.2)	(25.5)
Expenditures for property and equipment	(1.5)	(1.2)
Expenditures for acquisitions, net of cash acquired	(1.9)	(91.7)
Net cash used in investing activities	$(8.9)	$(118.3)

FINANCING ACTIVITIES
Expenditures for debt issuance costs	—	(2.7)
Extinguishment of floor plans and line of credit	—	(132.9)
Extinguishment of long-term debt	—	(82.0)
Redemption of former shareholder notes payable	—	(6.7)
Extinguishment of warrant liability	—	(29.6)
Proceeds from lines of credit	73.5	220.2
Payments under lines of credit	(61.7)	(79.9)
Proceeds from floor plans with unaffiliated source	24.2	25.8
Payments under floor plans with unaffiliated source	(25.3)	(21.6)
Proceeds from issuance of long-term debt, net	—	149.4
Payments on long-term debt	(1.9)	(0.8)
Payments on capital lease obligations	(0.2)	(0.2)
Equity proceeds from reverse recapitalization, net	—	175.7
Repurchases of common stock	—	(2.9)
Net cash provided by financing activities	$8.6	$211.8

NET CHANGE IN CASH	(0.6)	36.4

Cash, Beginning of year	1.2	0.0
Cash, End of period	$0.6	$36.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5.3	$15.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the retail sale, service, and rental of material handling and construction equipment in the states of Michigan, Illinois, Indiana, New York (including New York City in our Material Handling segment), Virginia and Florida as well as the New England region (including Boston) of the United States.

Alta Equipment Holdings, Inc. is the holding company for Alta Enterprises, LLC. Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; PeakLogix, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC, and Alta Construction Equipment New York, LLC.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the three months ended March 31, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K.

The Company updated the depreciable useful lives of certain of its rental equipment product categories based on our year-end analysis of fair value relative to book value, prior-year utilization trends and a review of market participants approach to depreciation for similar products. Per our accounting policy the updates to depreciable useful lives will be adjusted on prospective basis. Specifically, the notable changes for 2021 will be extending the depreciable life on lift trucks in our Material Handling segment to 84 months, extending the depreciable life on certain aerial and crane related assets in our Construction Equipment segment to 120 months and applying straight-line depreciation to underutilized construction equipment assets that are being depreciated on a unit-of-activity basis to the extent the assets meet certain underutilized thresholds. These accounting policies of the Company were also described in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, the COVID-19 outbreak has had an impact on our approach to these estimates and assumptions and any increased severity of the pandemic on our business could result in a reassessment of these estimates and assumptions which, in turn, could affect the reported amounts on our financial statements. Please see section titled Risk Factors in our 2020 Annual Report on Form 10-K for a discussion of risks associated with the COVID-19 pandemic.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company did not identify any indications necessary to perform an interim impairment test for the long-lived assets as of and for the period ended March 31, 2021.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended March 31, 2021.

Income Taxes

The Company was formed in 2020 for income tax purposes. Alta Enterprises, LLC was historically and remains a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income (loss).  There is no federal income tax expense (benefit) reflected in the Company’s financial statements for any period prior to the reverse recapitalization on February 14, 2020. As the activity resides in Alta Enterprises, LLC, the income tax impact to the Company represents the current income tax calculated at the Consolidated Return level (“Alta Equipment Group Inc and Subsidiaries”), and the deferred impact of the interest in the lower tier partnership.

We use the guidance in FASB ASC Topic 740-270, Income Taxes in Interim Periods, where tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected income (loss) before income taxes for the year, projections of the proportion of income (and/or loss) earned and taxed, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or to the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

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

We measure the employee stock-based awards at grant-date fair value using provisions of ASC 718 – Stock Compensation and record compensation expense over the vesting period of the award. The Company made an accounting election upon adoption of Accounting Standard Update (“ASU”) 2016-09 and will recognize forfeitures when they occur. The Company treated equity awards granted to non-employee directors similarly to the equity awards to employees upon adoption of ASU 2018-07.

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

The lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At March 31, 2021 and December 31, 2020, the total lease liability relating to these various equipment sale transactions amounted to $3.4 million and $3.8 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $8.5 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively.

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

The Company also enters into contracts with customer where it provides automated equipment installation and system integration services and installation and set-up of warehouse management systems and related hardware and software support services. Revenue from the installation services are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenue from recurring support services is recognized ratably over the contract period.

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

Deferred Revenue

The Company recognizes deferred revenue with respect to automated equipment installation and system integration services,  service sales and rental agreements. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment they have previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements.

Total deferred revenue relating to automated equipment installation and system integration services, service sales agreements and rental agreements as of March 31, 2021 and December 31, 2020 was $10.0 million and $9.6 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statement of Operations for the three months March 31, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$123.8	$123.8	$—	$82.2	$82.2
Parts sales	—	41.4	41.4	—	28.7	28.7
Service revenue	—	38.7	38.7	—	30.2	30.2
Rental revenue	33.1	—	33.1	25.2	—	25.2
Rental equipment sales	—	31.8	31.8	—	14.2	14.2
Net revenue	$33.1	$235.7	$268.8	$25.2	$155.3	$180.5

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return. The Company recognized approximately $7.9 million and $0 million in revenues for the year-to-date period ended March 31, 2021 and 2020, respectively, from automated equipment installation and system integration services as the performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $4.3 million and $4.0 million for the year-to-date period ended March 31, 2021 and 2020, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both the three months ended March 31, 2021 and 2020 was $1.2 million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2021	2020
New equipment	$145.8	$153.5
Used equipment	30.9	31.4
Work in process	7.3	5.4
Parts	42.5	41.6
Gross Inventory	$226.5	$231.9
Inventory reserves	(3.1)	(2.9)
	$223.4	$229.0

Direct labor of $2.1 million and $1.7 million incurred for open service orders were capitalized and included in work in process at March 31, 2021 and December 31, 2020, respectively. The remaining work in process balances as of March 31, 2021 and December 31, 2020 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $2.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2021	2020
Land	$0.1	$0.1
Rental fleet	421.2	418.5
Equipment and leasehold improvements:
Machinery and equipment	5.5	5.5
Autos and trucks	6.4	7.0
Leasehold improvements	9.3	8.7
Office equipment	3.1	3.1
Computer equipment	10.4	9.4
Total Cost	$456.0	$452.3

Less: accumulated depreciation and amortization
Rental fleet	(128.3)	(124.6)
Equipment, auto and trucks, leasehold improvements and computer and office equipment	(16.9)	(15.8)
Total accumulated depreciation and amortization	(145.2)	(140.4)
	$310.8	$311.9

Total depreciation and amortization on property and equipment was $18.7 million and $13.0 million for the three months ended March 31, 2021 and 2020, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $4.0 million and $4.0 million, and accumulated amortization balances totaling $2.7 million and $2.5 million, as of March 31, 2021 and December 31, 2020, respectively. Of the $421.2 million and $418.5 million of gross cost of rental fleet, $12.4 million and $13.0 million were represented by guaranteed purchase obligation (“GPO”) assets as of March 31, 2021 and December 31, 2020, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of March 31, 2021 and December 31, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, December 31, 2020	$10.2	$14.1	$24.3
Additions	1.5	-	1.5
Balance, March 31, 2021	$11.7	$14.1	$25.8

See Note 16, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of March 31, 2021 and December 31, 2020 were as follows (amounts in millions):

	March 31, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$25.9	$(3.7)	$22.2	$25.9	$(3.1)	$22.8
Tradenames	1.6	(0.5)	1.1	1.6	(0.4)	1.2
Non-compete agreements	0.8	(0.1)	0.7	0.8	(0.1)	0.7
Favorable Market Rent	1.7	(0.1)	1.6	1.7	(0.1)	1.6
Total	$30.0	$(4.4)	$25.6	$30.0	$(3.7)	$26.3

Amortization of intangible assets were $0.7 million and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of March 31, 2021, the Company had an outstanding ABL Facility balance of $170.9 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at March 31, 2021. As of December 31, 2020, the Company had an outstanding ABL Facility balance of $159.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at December 31, 2020.

The Company has a Floor Plan Facility with its first lien lender to primarily finance new inventory. This Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the first lien lender floor plan facility is LIBOR plus an applicable margin. The effective interest rate at March 31, 2021 was 2.9%. The floor plan is collateralized by substantially all assets of the Company. As of March 31, 2021, the Company had an outstanding balance on their first lien lender floor plan facility of $34.3 million, excluding unamortized debt issuance costs.

As of December 31, 2020, the Company had an outstanding balance on their first lien lender floor plan facility of $35.3 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2020 was 2.9%.

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

With the recent acquisitions, the Company’s floor plan financing facilities with its OEM capital lenders and suppliers were amended to include the new locations and new entities. The floor plan financing facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of March 31, 2021 ranged from 3.2% to 4.1%. As of March 31, 2021, the Company had an outstanding balance on these floor plans of $120.0 million.

The total aggregate amount of floor plan financing (including the first lien lender floor plan) cannot exceed $250.0 million at any time. Total balance related to floorplan financing as of March 31, 2021 and December 31, 2020 was $154.3 million and $157.5 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2021 and 2020, the Company recognized interest expense associated with new equipment financed under its floor plan facilities of $0.5 million and $0.7 million, respectively.

Maximum borrowings under the floor plans and ABL Facility are limited to $550 million. The total amount outstanding as of March 31, 2021 and December 31, 2020 was $325.2 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $1.4 million and $1.5 million, respectively.

Each of the ABL Facility and the Floor Plan Facility was amended and restated in its entirety on April 1, 2021. See Note 18, Subsequent Events – Amended and Restated Credit Arrangements for further information.

NOTE 10 — LONG-TERM DEBT

The Company entered into a new Note Purchase Agreement (the “Term Loan”) dated as of February 3, 2020 in connection with the reverse recapitalization, for the purposes of, among other things, (i) financing the reverse recapitalization, (ii) financing the acquisitions of Flagler and Liftech; and (iii) providing for the repayment and refinance of a portion of the Company’s prior existing debt.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a term loan in an aggregate principal amount of $155.0 million with its second priority lien lender through syndication, with an initial maturity date of August 2025. In connection with the new Term Loan, the Company retired the Prior Note Purchase Agreement. The term loan is payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. As of March 31, 2021, the effective interest rate was 9.8%. The Term loan is collateralized by substantially all assets of the Company.

As of March 31, 2021, outstanding borrowings under the term loan were $147.3 million, which included $6.0 million deferred financing costs and original issue discounts.

On April 1, 2021, we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Company used the net proceeds from the sale of the Notes and the new borrowings under the ABL Facility and the Floor Plan Facility, to repay its $147.3 million second lien term loan facility, to repay and refinance a portion of the ABL Facility and the Floor Plan Facility and to pay related fees and expenses. See Note 18, Subsequent events – Issuance of 5.625% Senior Secured Second Lien Notes due 2026 for further information.

Extinguishment of Debt

In the first quarter of 2020, the Company recorded a loss on the extinguishment of debt in the amount of $7.6 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations. This was in accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following (amounts in millions):

	March 31,	December 31,
	2021	2020
Term Loan	$147.3	$149.2
Unamortized debt issuance costs	(1.7)	(1.8)
Debt discount	(4.3)	(4.6)
Total debt	$141.3	$142.8
Less: Current maturities of long-term debt, net	(7.8)	(7.8)
Long-term debt, net	$133.5	$135.0

As of March 31, 2021, the Company was in compliance with the financial covenants set forth in its debt agreements.

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition. The promissory note is due one year from the date of the acquisition. Due to the short-term nature of the note, the liability was included in “Other current liabilities” on the Consolidated Balance Sheet as of March 31, 2021.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million through-out 5-year earn-out period. As of March 31, 2021, the Company recorded a $1.7 million liability related to present value of these minimum cash payments using a market participant discount rate. This additional future liability is recorded as non-contingent liability in “Other liabilities” on the Consolidated Balance Sheet. See Note 15, Fair Value Instruments and Note 16, Business Combinations for further information.

NOTE 11 — CONTINGENCIES

Guarantees

As of March 31, 2021, and December 31, 2020, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.9 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

Legal Proceedings

During the three months ended March 31, 2021 and March 31, 2020, various claims and lawsuits, incidental to the ordinary course of business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of March 31, 2021, and December 31, 2020 there was $1.4 million in outstanding letters of credits issued in the normal course of business, respectively.

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

The income tax provision (benefit) for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Federal taxes-current	$—	$—
Federal taxes-deferred	0.4	(0.8)
State taxes-current	—	—
State taxes-deferred	0.1	(0.3)
	$0.5	$(1.1)

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The Company recorded an income tax expense of $0.5 million for the three months ended March 31, 2021 and an income tax benefit of $1.1 million for the three months ended March 31, 2020. As a result of Alta’s first quarter 2021 analysis of the realizability of its deferred tax assets, and after considering tax planning initiatives and other inputs, Alta determined that it was more likely than not that deferred tax assets would not be realized and recorded income tax expense of $0.5 million to establish a valuation allowance.

Alta reviews the realizability of its deferred tax assets on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with any other positive or negative evidence. All of the factors that Alta considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involve significant judgment.

The effective tax rate for the three months ended March 31, 2021 was (8.8)% when compared to 24.1% for the period from February 14, 2020 to March 31, 2020 in connection with the reverse recapitalization. This was mainly due to the impact of the application of the valuation allowance during the first quarter.

As of December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately 4.7 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. As of March 31, 2021, we have deferred employer payroll taxes of $5.6 million under the CARES Act, with half of the deferred amounts due by December 31, 2021, and the remaining half due by December 31, 2022.

NOTE 13 — EQUITY

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

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors, at the rate of 10% of the $25,000.00 liquidation preference ($25.00 per depositary share) per year (equivalent to $2,500 or $2.50 per depositary share).

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. The first dividend was scheduled to be paid and was paid on or about April 30, 2021 in the amount of $0.88889 per depositary share. This dividend payment covered the period from and including December 22, 2020 through, but not including, April 30, 2021.

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

Prior to the reverse recapitalization, the Company granted warrants to purchase 33,333.33 shares of common units in connection with the stock purchase and redemption that occurred on December 27, 2017 (“the 2017 Warrants”). The 2017 Warrants had an exercise price of $0.01 and included a conditional put option, allowing the holder to require the Company to purchase the outstanding warrants, via a settlement upon the following events: (1) upon 75% repayment of senior indebtedness, (2) change in control from a sale transaction, and (3) the maturity of the related debt, which required the Company to settle the warrants in cash. The warrants were to expire December 27, 2027. The 2017 Warrants also included a limited call right, where in the event of a sale transaction, the Company had the right to redeem, in cash, all of the warrants simultaneously at a per common share price equal to the per unit set for the sale transaction.

On February 14, 2020, the Company consummated its reverse recapitalization. As a result, the Company redeemed all the 2017 Warrants outstanding upon closing of the reverse recapitalization and as of December 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheet associated with the 2017 Warrants.

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange. Also, on April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the

Securities and Exchange Commission (the “SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies. See Note 18, Subsequent Events – Warrant Exchange and Part II, 1A “Risk Factors” for further information.

NOTE 14 — SHARE BASED COMPENSATION

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

The Company recognized total compensation expense of $0.3 million and $0 million for the three months ended March 31, 2021, and 2020 respectively.

As of March 31, 2021, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $1.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes our restricted stock unit activity as of March 31, 2021:

Restricted Stock Units	Number of units	Weighted average grant date fair value
As of December 31, 2020	300,000	$7.60
Granted	—	—
Vested	(65,000)	7.60
Forfeited	—	—
As of March 31, 2021	235,000	$7.60

NOTE 15 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of March 31, 2021 and December 31, 2020.

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

The Company concluded the future minimum cash payments of $2.0 million will be treated as a non-contingent liability and recorded a $1.7 million liability related to the present value of these minimum cash payments. See Note 10, Long-Term Debt and Note 16, Business Combinations for further information.

In addition to the non-contingent liability, there is a potential earn out payment of $1.7 million to be paid to Sellers over a five-year period. The Company recorded a $1.0 million earn out liability as the acquisition date fair value in “Other Liabilities” on the Consolidated Balance Sheet. See Note 16, Business Combinations for further information.

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides an earn-out payment of $1.0 million based on meeting certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on the present value of probability weighted expected future results. See Note 16, Business Combinations for further information.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of March 31, 2021 and December 31, 2020, which was presented in “Other Liabilities” on the Consolidated Balance Sheet:

	March 31, 2021
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

	December 30, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

The following is a summary of changes to Level 3 instruments as of March 31, 2021 and December 31, 2020:

Contingent Consideration
Balance, January 1, 2020	$—
Acquisition of PeakLogix	1.0
Acquisition of Hilo	0.8
Change in fair value	—
Balance, December 31, 2020	1.8
Change in fair value	—
Balance, March 31, 2021	$1.8

NOTE 16 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2021 (amounts in millions):

ScottTech
Cash	$0.5
Accounts receivable	0.9
Inventory	0.3
Prepaid and other assets	0.1
Property and equipment, net	0.4
Goodwill	1.5
Total Assets	$3.7

Accounts payable	(0.3)
Accrued expenses	(0.1)
Other current liabilities	(0.9)
Total Liabilities	$(1.3)

Net Assets Acquired	$2.4

Assets acquired net of cash	$1.9

SCOTTTECH, LLC (“ScottTech”)

On March 1, 2021, the Company acquired all the assets of ScottTech, for a total purchase price of $2.4 million, paid out of available funds.

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

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total purchase cash consideration of $5.7 million, which was paid out of available funds. Additional consideration includes $1.0 million in an unsecured one-year promissory note at 6% and earn-out payment of a minimum $2.0 million up to a $3.7 million to be paid out to former owners based on meeting certain financial targets throughout a 5-year earn-out period, collectively resulting in an estimated enterprise value of $6.4 million net of cash acquired. In connection with the purchase, PeakLogix LLC was created. See Note 10, Long-Term Debt and Note 15, Fair Value Instruments for further information.

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

Pro forma financial information – 2021

The financial effect of the 2021 acquisition, was not material to the consolidated financial statements. As such, pro forma results of operations have not been presented.

Pro forma financial information – 2020

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

	For the three months ended March 31, 2020
(amounts in millions)	The Company	Flagler	Total
Total revenues	$180.5	$25.8	$206.3

Net loss	$(17.0)	$(0.1)	$(17.1)

The financial effect of the other acquisitions, individually and in the aggregate, was not material to the consolidated financial statements. As such, pro forma results of operations including other acquisitions have not been presented.

NOTE 17 — SEGMENTS

The Company has two reportable segments: Material Handling and Construction Equipment. The “Material Handling” segment has been previously reported as our “Industrial” segment. The Company’s segments are determined based on management structure, which is organized based on types of products sold, as described in the following paragraph. The operating results for each segment are reported separately to the Company’s Chief Executive Officer to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia as well as the New England region (including Boston) of the United States. As of March 31, 2021, the Material Handling segment included the ScottTech acquisition and its related results for the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, New York (not including New York City), Florida and the New England region (including Boston) of the United States.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the quarter ended March 31, 2021, Corporate incurred expenses associated with compensation (including shared based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses and interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, which were offset with income tax benefit. For the quarter ended March 31, 2020, Corporate incurred $7.6 million in debt extinguishment fees, $7.6 million in transaction costs and other expenses associated with the reverse recapitalization.

Additionally, as it relates to certain allocated corporate level expenses (e.g. audit, tax and other professional fees, interest, IT and HR related expenses, certain corporate marketing expenses, etc.), the Company evaluates and analyzes the appropriateness of expense allocations to each of its business units (and therefore segments) on an annual basis and makes necessary adjustments to these allocations at year-end. The Company uses metrics such as headcount, revenue and total assets, where appropriate, to develop these allocations.

In connection with the purchase of NITCO LLC in 2019, the Company expanded its full-service material handling and construction equipment dealer operations into New England market. Given that the sales of the business was more heavily-weighted to material handling versus construction and that NITCO’s reporting systems made it difficult for the construction business to be observed separate from the Material Handling operation, NITCO’s total financial results were historically presented within our Material Handling segment. On January 1, 2021, with the migration of the NITCO business to the Company’s main ERP system, the Company is now able to report the results for the Material Handling and Construction Equipment results within their respective segments for the NITCO business unit. As such, the Company has re-casted certain prior period segment-level results for the NITCO business unit to be consistent with the current period presentation for appropriate period-over-period comparability.

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$57.4	$66.4	$—	$123.8
Parts sales	15.2	26.2	—	41.4
Service revenue	22.6	16.1	—	38.7
Rental revenue	11.1	22.0	—	33.1
Rental equipment sales	0.5	31.3	—	31.8
Total revenue	$106.8	$162.0	$—	$268.8

Interest expense	2.2	3.1	0.4	5.7
Depreciation and amortization	4.6	16.8	—	21.4
Net income (loss)	$1.3	$(3.3)	(3.7)	$(5.7)

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$39.7	$42.5	$—	$82.2
Parts sales	14.1	14.6	—	28.7
Service revenue	19.7	10.5	—	30.2
Rental revenue	10.6	14.6	—	25.2
Rental equipment sales	3.5	10.7	—	14.2
Total revenue	$87.6	$92.9	$—	$180.5

Interest expense	1.4	2.5	2.0	5.9
Depreciation and amortization	4.6	9.3	—	13.9
Net income (loss)	$1.3	$(2.2)	$(16.1)	$(17.0)

The following table presents the Company’s identified assets by reportable segment  for the period ending March 31, 2021 and December 31, 2020 (amounts in millions):

	March 31, 2021	December 31, 2020
Segment assets:
Material Handling	$220.7	$221.5
Construction Equipment	522.6	523.4
Corporate	1.7	1.3
Total assets	$745.0	$746.2

NOTE 18 — SUBSEQUENT EVENTS

Warrant Exchange

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

Also, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). The SEC Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity. The SEC Statement also directs issuers who have accounted for these warrants as equity to consider whether the impact of the change in accounting treatment is material and thus require a restatement of previously issued financial statements. In this Form 10-Q and in our financial statements prior to the exchange of warrants for shares of our common stock, we have classified our private placement warrants and public warrants as equity.

We evaluated the SEC Statement with respect to our accounting treatment of our warrants and have determined that such guidance would have resulted in the private placement warrants, and not the public warrants, being classified as liabilities on the balance sheet as of December 31, 2020 with the mark to market change in fair value reflected in the statement of operations.

Accordingly, we have performed an evaluation of the materiality of this matter in accordance with Staff Accounting Bulletin 99 (“SAB 99”). Notably, of the 8,668,746 warrants that were outstanding since the Business Combination was consummated on February 14, 2020 only 206,250 were private placement warrants subject to liability treatment based on the SEC Statement. To that end, based on our SAB 99 assessment, which included fair value analysis of the 206,250 private placement warrants, we determined that classifying the private placement warrants as liabilities on the balance sheet, versus equity, is immaterial to our historic financial statements and that a restatement is unnecessary.

Issuance of 5.625% Senior Secured Second Lien Notes due 2026

 On April 1, 2021,we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto (the “Guarantors”) and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the Guarantors (the “Guarantees” and, together with the Notes, the “Securities”) on a second lien, senior secured basis. The Notes will also be guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements (as defined below), amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility (as defined below) and the Floor Plan Facility (as defined below) and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

The Notes were issued pursuant to an indenture dated April 1, 2021 (the “Indenture”), among us, the Guarantors and Wilmington Trust, National Association, as trustee and as collateral agent.  The Notes will bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021.

The Company used the net proceeds from the sale of the Notes and the new borrowings under the ABL Facility and the Floor Plan Facility, to repay its $147.3 million second lien term loan facility, to repay and refinance a portion of the ABL Facility and the Floor Plan Facility and to pay related fees and expenses.

Amended and Restated Credit Arrangements

On April 1, 2021, in connection with the offering of the Notes, we entered into:

(i)  a Sixth Amended and Restated ABL First Lien Credit Agreement, dated April 1, 2021, among us, our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”); and

(ii)  a Sixth Amended and Restated Floor Plan First Lien Credit Agreement among us, certain of our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “Floor Plan Credit Agreement” and the facility thereunder, the “Floor Plan Facility”).

The ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $350 million or the borrowing base, in each case, less outstanding loans and letters of credit. The ABL Facility has a maturity date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

The Floor Plan Facility is an asset-based revolving loan facility related to the floor plan equipment that provides for borrowings of up to the lesser of $40 million or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains “forward-looking statements” reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

COVID-19

The economic volatility and disruptions caused by the COVID-19 pandemic caused in adverse effect on our business and our financial results in 2020. Our business activity levels, with the exception of rental utilization in certain geographies, stabilized in the third quarter to near pre-COVID levels, and since that time have generally held at or, in certain geographies, went beyond pre-COVID levels. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe in our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely. Although our business could be subject to substantial disruption from further COVID-19 outbreaks or the outbreak of additional pandemics, based on current business levels, we believe the worst of the pandemic’s effect on our business to be behind us.

COVID-19 Response

Starting in mid-March 2020 we took and are continuing certain operational actions to address the pandemic and the directives of governmental authorities in the state and local geographic areas in which we have operations. These actions included those described below:

Remote Work Arrangements

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back office employees to work remotely. In late second quarter of 2020, we phased in a return to more normalize working conditions as state or local governments began lifting restrictions. Despite the lifting of certain restrictions, Alta continues to adhere to government issued guidelines and promote a clean and safe environment in all of its branch locations. Where and when applicable, certain non-revenue producing business functions have been able to continue to operate via remote work arrangements which have been designed to allow for the continued operation of our business while allowing employees to work virtually.

Safety Protocols

We have established new safety protocols intended to help protect the health and safety of our workforce as many of them have continued to provide services to our customers in the field or within our branch infrastructure during the COVID-19 pandemic. The protocols comport with state and local guidelines and include, requiring face mask use in our facilities, providing additional personal protective equipment when job requirements do not permit following social distancing guidelines and rigorous facility cleaning protocols.

Liquidity

Although we, and certain segments of our customer base, were deemed an “essential” business in all of our geographies, many of our customers were drastically impacted, and in certain instances continue to be impacted, by COVID-19. This led to an adverse effect on the Company’s financial performance specifically in the last three quarters of 2020, with the second and third quarters of 2020 realizing the most significant impact.

While our operations in the first quarter of 2021, in general, are performing at pre-COVID levels, we will continue to monitor key performance metrics such as labor hour demand and rental utilization and, in-turn, rationalize our skilled labor and rental fleet levels to match expected demand for the remainder of 2021 and through the end of COVID-19 pandemic.

We believe that the acquisitions and investments made in the calendar year 2020 and in the first quarter of 2021, expanded our service capabilities, geographic reach, end market diversification and product offerings; each of which will ultimately strengthen our resiliency to economic shocks and will help to preserve liquidity over the long term.

We believe we have sufficient liquidity to fund our operations as we work through the COVID-19 recovery and beyond. Our Board of Directors and management team continues to monitor and evaluate the continuing impacts of the COVID-19 pandemic on our business and operations and to the extent business conditions regress from current levels we may take additional actions to further reduce costs and/or seek additional financing to bolster our liquidity position.

Exchange of Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.  Also, on April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). The SEC Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. Prior to the exchange, we have previously classified our private placement warrants and public warrants as equity.

We evaluated the SEC Statement with respect to our accounting treatment of our warrants and have determined that such guidance would have resulted in the private placement warrants, and not the public warrants, being classified as liabilities on the balance sheet as of December 31, 2020 with the mark to market change in fair value reflected in the statement of operations.

Accordingly, we have performed an evaluation of the materiality of this matter in accordance with Staff Accounting Bulletin 99 (“SAB 99”). Notably, of the 8,668,746 warrants that were outstanding since the Business Combination was consummated on February 14, 2020 only 206,250 were private placement warrants subject to liability treatment based on the SEC Statement. To that end, based on our SAB 99 assessment, which included fair value analysis of the 206,250 private placement warrants, we determined that classifying the private placement warrants as liabilities on the balance sheet, versus equity, is immaterial to our historic financial statements and that a restatement is unnecessary.

Issuance of 5.625% Senior Secured Second Lien Notes due 2026

On April 1, 2021, we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto (the “Guarantors”) and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the Guarantors (the “Guarantees” and, together with the Notes, the “Securities”) on a second lien, senior secured basis. The Notes will also be guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements (as defined below), amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility (as defined below) and the Floor Plan Facility (as defined below) and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

The Notes were issued pursuant to an indenture dated April 1, 2021 (the “Indenture”), among us, the Guarantors and Wilmington Trust, National Association, as trustee and as collateral agent.  The Notes will bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021.

Amended and Restated Credit Arrangements

On April 1, 2021, in connection with the offering of the Notes, we entered into:

(i)  a Sixth Amended and Restated ABL First Lien Credit Agreement, dated April 1, 2021, among us, our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”); and

(ii)  a Sixth Amended and Restated Floor Plan First Lien Credit Agreement among us, certain of our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “Floor Plan Credit Agreement” and the facility thereunder, the “Floor Plan Facility”).

The ABL Facility is an asset-based revolving loan facility that provides for borrowings of up to the lesser of $350 million or the borrowing base, in each case, less outstanding loans and letters of credit. The ABL Facility has a maturity date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

The Floor Plan Facility is an asset-based revolving loan facility related to the floor plan equipment that provides for borrowings of up to $40 million. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities laws, and are based on our current expectations and assumptions. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not indented to guaranty future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We have operated as an equipment dealership for over 35 years and have developed a branch network that includes 55 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia, and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix, we have entered the warehouse design, automated equipment installation and system integration sector, which we believe has natural synergies with our Material Handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The Material Handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, NITCO, LLC, PeakLogix, LLC and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois, New York, Florida and throughout the New England States. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Construction Equipment Florida, LLC and Alta Construction Equipment New York, LLC.

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being a holding company, Alta Enterprises, LLC also holds compensation (including shared based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses and interest expense associated with original issue discounts and deferred financing cost related to previous capital raises and the Company’s income tax provision.

In connection with the purchase of NITCO LLC in 2019, the Company expanded its full-service material handling and construction equipment dealer operations into New England market. Given that the sales of the business was more heavily-weighted to material handling versus construction and that NITCO’s reporting systems made it difficult for the construction business to be observed separate from the material handling operation, NITCO’s total financial results were historically presented within our Material Handling segment. On January 1, 2021, with the migration of the NITCO business to the Company’s main ERP system, the Company is now able to report the results for the Material Handling and Construction Equipment results within their respective segments for the NITCO business unit. As such, the Company has re-casted certain prior period segment-level results for the NITCO business unit to be consistent with the current period presentation for appropriate period-over-period comparability.

Acquisitions

SCOTTECH, LLC (“ScottTech”)

On March 1, 2021, the Company acquired the assets of ScottTech, a Material Handling, warehouse control software, and turn-key warehouse system integration services provider, for a total purchase price of $2.4 million. The acquisition has natural synergies with the Company’s prior year acquisition of PeakLogix and further bolsters our capabilities with customers in the warehousing and logistics, distribution and e-commerce end-markets.

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

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales. We sell new heavy construction and Material Handling equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, JCB, New Holland, and Kubota. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products related to our Material Handling equipment offerings and, with the acquisition of PeakLogix and ScottTech, we provide warehouse design, automated equipment installation, system integration and warehouse controls software.

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

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $408.9 million. The original acquisition cost of our rental fleet excludes the value of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Consolidated Results

	Three months ended March 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$123.8	$82.2	$41.6	50.6%
Parts sales	41.4	28.7	12.7	44.3%
Service revenue	38.7	30.2	8.5	28.1%
Rental revenue	33.1	25.2	7.9	31.3%
Rental equipment sales	31.8	14.2	17.6	123.9%
Net revenue	$268.8	$180.5	$88.3	48.9%

Cost of revenues:
New and used equipment sales	106.5	72.4	34.1	47.1%
Parts sales	28.7	19.6	9.1	46.4%
Service revenue	14.5	11.4	3.1	27.2%
Rental revenue	5.5	4.9	0.6	12.2%
Rental depreciation and amortization	19.4	12.9	6.5	50.4%
Rental equipment sales	26.9	12.2	14.7	120.5%
Cost of revenue	$201.5	$133.4	$68.1	51.0%

Gross profit	$67.3	$47.1	$20.2	42.9%

General and administrative expenses	64.9	51.1	13.8	27.0%
Depreciation and amortization expense	2.0	1.0	1.0	100.0%
Total general and administrative expenses	66.9	52.1	$14.8	28.4%

Income (loss) from operations	$0.4	$(5.0)	$5.4	(108.0)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.7)	0.2	(28.6)%
Interest expense – other	(5.2)	(5.2)	—	—
Other income	0.1	0.4	(0.3)	(75.0)%
Loss on extinguishment of debt	—	(7.6)	7.6	(100.0)%
Total other income (expense)	$(5.6)	$(13.1)	$7.5	(57.3)%

Loss before taxes	$(5.2)	$(18.1)	12.9	(71.3)%

Income tax provision (benefit)	0.5	(1.1)	1.6	(145.5)%

Net loss	$(5.7)	$(17.0)	$11.3	(66.5)%

	Percent of Revenue
Consolidated	Three months ended March 31,
	2021	2020
Revenues:
New and used equipment sales	46.1%	45.5%
Parts sales	15.4%	15.9%
Service revenue	14.4%	16.7%
Rental revenue	12.3%	14.0%
Rental equipment sales	11.8%	7.9%
Net revenue	100.0%	100.0%

Cost of revenues:
New and used equipment sales	39.6%	40.1%
Parts sales	10.7%	10.9%
Service revenue	5.4%	6.3%
Rental revenue	2.0%	2.7%
Rental depreciation and amortization	7.2%	7.1%
Rental equipment sales	10.0%	6.8%
Cost of revenue	75.0%	73.9%

Gross profit	25.0%	26.1%

Revenues:    Consolidated revenues increased by $88.3 million, or 48.9%, to $268.8 million for the three months ended March 31, 2021 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the acquisitions completed in 2020. All revenue streams increased comparatively as a result of these eight acquisitions. If excluding the effects of acquisition by observing the consolidated results on an organic basis, new and used equipment sales were largely flat, exhibiting a decrease of 0.2% over the same period last year as a result of extended lead times from manufacturers of new equipment. Organic parts and service revenues increased by 1.4% over the same period last year as field population growth contributed further to growing aftermarket revenues. Rental revenue exhibited growth on an organic basis of 0.9% period over period as physical utilization trends rebound and rental rates increase. Lastly, and in following with the pattern from the fourth quarter of 2020, rental equipment sales increased organically by 54.5% as we actively manage our fleet mix, and our rent-to-sell model enables us to meet customer demand for lightly used equipment while lead times for new equipment were extended in the first quarter of 2021.

	Three months ended March 31,
	2021	2020	Change
Consolidated	GP%	GP%	GP%
New and used equipment sales	14.0%	11.9%	2.1%
Parts sales	30.7%	31.7%	(1.0)%
Service revenue	62.5%	62.3%	0.3%
Rental revenue	24.8%	29.4%	(4.6)%
Rental equipment sales	15.4%	14.1%	1.3%

Consolidated gross profit	25.0%	26.1%	(1.1)%

Gross profit (GP):

The consolidated gross profit for the three months ended March 31, 2021 was 25.0%, a 1.1% decline from the 26.1% for the same period in 2020. New and used equipment sales, as well as rental equipment sales, margins improved slightly in the first quarter compared to the same time last year as retail pricing levels improved, especially for used equipment. While we realized a decline in rental revenue gross margin in the first quarter of 2021, it should be noted that this is a result of an increase in rental depreciation expense, non-cash, contained within cost of revenues, as a result of a higher mix of our rental revenues coming from our Construction segment in the first quarter compared to the same time last year, which was the main driver in the overall depressed margin. Additionally, parts sales gross margins decreased as a whole, in part due to the relative segment sales mix while service gross margins improved modestly.

General and Administrative expenses:    Consolidated general and administrative (G&A) expenses increased by $14.8 million to $66.9 million for the three months ended March 31, 2021 compared to the same period last year. This increase was mainly driven by the full period impact from our 2020 acquisitions as well as an increase in certain corporate-level administrative and compensation related expenses, many of which are incremental expenses associated with our status as a public company.

Other Income (expense):    Consolidated other expense for the three months ended March 31, 2021 was $(5.6) million compared to $(13.1) million for the same period in 2020. This change was mainly driven by the $7.6 million loss on debt extinguishment that occurred in the previous year.

Provision for income taxes:    Income tax provision for the three months ended March 31, 2021 was $0.5 million compared to the income tax benefit of $1.1 for the three months ended March 31, 2020. This change is due to establishing valuation allowance within the period against the deferred tax assets associated with losses for which we may not realize a related tax benefit in 2021.

Material Handling Results:

	Three months ended March 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$57.4	$39.7	$17.7	44.6%
Parts sales	15.2	$14.1	1.1	7.8%
Service revenue	22.6	$19.7	2.9	14.7%
Rental revenue	11.1	$10.6	0.5	4.7%
Rental equipment sales	0.5	$3.5	(3.0)	(85.7)%
Net revenue	$106.8	$87.6	$19.2	21.9%

Cost of revenues:
New and used equipment sales	47.0	34.1	12.9	37.8%
Parts sales	9.9	8.8	1.1	12.5%
Service revenue	8.1	7.2	0.9	12.5%
Rental revenue	1.7	1.9	(0.2)	(10.5)%
Rental depreciation and amortization	3.6	3.9	(0.3)	(7.7)%
Rental equipment sales	0.4	3.0	(2.6)	(86.7)%
Cost of revenue	$70.7	$58.9	$11.8	20.0%

Gross profit	$36.1	$28.7	$7.4	25.8%

General and administrative expenses	32.4	25.4	7.0	27.6%
Depreciation and amortization expense	1.0	0.7	0.3	42.9%
Total general and administrative expenses	$33.4	$26.1	$7.3	28.0%

Income from operations	$2.7	$2.6	$0.1	3.8%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.2)	(0.3)	0.1	(33.3)%
Interest expense – other	(2.0)	(1.1)	(0.9)	81.8%
Other income	0.8	0.1	0.7	700.0%
Total other income (expense)	$(1.4)	$(1.3)	$(0.1)	7.7%

Net income	$1.3	$1.3	$(0.0)	(0.0)%

	Percent of Revenue
Material Handling	Three months ended March 31,
	2021	2020
Revenues:
New and used equipment sales	53.7%	45.3%
Parts sales	14.2%	16.1%
Service revenue	21.2%	22.5%
Rental revenue	10.4%	12.1%
Rental equipment sales	0.5%	4.0%
Net revenue	100.0%	100.0%

Cost of revenues:
New and used equipment sales	44.0%	38.9%
Parts sales	9.3%	10.0%
Service revenue	7.6%	8.2%
Rental revenue	1.6%	2.2%
Rental depreciation and amortization	3.4%	4.5%
Rental equipment sales	0.4%	3.4%
Cost of revenue	66.2%	67.2%

Gross profit	33.8%	32.8%

Revenues:    Material Handling segment revenues increased by 21.9% to $106.8 million for the three months ended March 31, 2021 as compared to the same period last year. Overall, revenue streams were up as a result of the Liftech, PeakLogix and Hilo acquisitions that closed in February 2020, June 2020 and July 2020, respectively. While continuing to improve, the Material Handling segment has been slower to recover from the impact of the COVID-19 pandemic versus the Construction segment.  On an organic basis, new and used equipment sales decreased 3.5%, and the aftermarket parts and service revenues are 6.3% off when comparing to the same period last year. Rental revenue remains depressed on an organic basis, as comparatively it has declined by 14.4% from the same period last year.

Gross profit (GP):

	Three months ended March 31,
	2021	2020	Change
Material Handling	GP%	GP%	GP%
New and used equipment sales	18.1%	14.1%	4.0%
Parts sales	34.9%	37.6%	(2.7)%
Service revenue	64.2%	63.5%	0.7%
Rental revenue	52.3%	45.3%	7.0%
Rental equipment sales	20.0%	14.3%	5.7%

Segment gross profit	33.8%	32.8%	1.0%

Material Handling gross profit for the three months ended March 31, 2021 increased 1.0% to 33.8% compared to the same period in 2020. We realized improved used equipment gross margin in the first quarter of 2021 when compared to the same period in 2020 as retail pricing for used equipment has strengthened. New equipment sales gross margin realized modest increase due to favorable impact from PeakLogix to the sales mix in the three months ended March 31, 2021. We also realized increase in rental revenue gross margin in the first quarter of 2021 as cost of revenues decreased, mainly due to our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Additionally, service revenue gross profit margin improved by 0.7% while the parts sales gross profit margins declined by 2.7% in the first quarter of 2021 compared to the same period in 2020. Parts margin declines can be attributed to a smaller volume of in-store counter sales, as customers have elected other methods of parts procurement rather than in-person walk-up business, which lessens our ability for to be more consultative with the customer and limits add-on sales opportunities.

General and administrative expenses:   Material Handling general and administrative (G&A) expenses increased by 7.3 million to $33.4 million for the three months ended March 31, 2021 as compared to the same period last year. This change was mainly driven by the higher employee related and general expenses attributable to the Material Handling segment acquisitions Liftech, PeakLogix and Hilo.

Other Income (expense):    Material Handling other expense increased by $0.1 to ($1.4) million for the three months ended March 31, 2021 as compared to the same period last year. The majority of the quarter-over- quarter increase was the result of the addition of debt related to the Liftech, PeakLogix and Hilo acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

Construction Equipment Results

	Three months ended March 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$66.4	$42.5	$23.9	56.2%
Parts sales	26.2	14.6	11.6	79.5%
Service revenue	16.1	10.5	5.6	53.3%
Rental revenue	22.0	14.6	7.4	50.7%
Rental equipment sales	31.3	10.7	20.6	192.5%
Net revenue	$162.0	$92.9	$69.1	74.4%

Cost of revenues:
New and used equipment sales	59.5	38.4	21.1	54.9%
Parts sales	18.8	10.7	8.1	75.7%
Service revenue	6.4	4.2	2.2	52.4%
Rental revenue	3.8	3.0	0.8	26.7%
Rental depreciation and amortization	15.8	9.0	6.8	75.6%
Rental equipment sales	26.5	9.2	17.3	188.0%
Cost of revenue	$130.8	$74.5	$56.3	75.6%

Gross profit	$31.2	$18.4	$12.8	69.6%

General and administrative expenses	29.7	18.0	11.7	65.0%
Depreciation and amortization expense	1.0	0.3	0.7	233.3%
Total general and administrative expenses	$30.7	$18.3	$12.4	67.8%

Income from operations	$0.5	$0.1	$0.4	400.0%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.3)	(0.5)	0.2	(40.0)%
Interest expense – other	(2.8)	(2.0)	(0.8)	40.0%
Other (expense) income	(0.7)	0.2	(0.9)	(450.0)%
Total other income (expense)	$(3.8)	$(2.3)	$(1.5)	65.2%

Net loss	$(3.3)	$(2.2)	$(1.1)	50.0%

	Percent of Revenue
Construction Equipment	Three months ended March 31,
	2021	2020
Revenues:
New and used equipment sales	41.0%	45.7%
Parts sales	16.2%	15.7%
Service revenue	9.9%	11.3%
Rental revenue	13.6%	15.7%
Rental equipment sales	19.3%	11.5%
Net revenue	100.0%	100.0%

Cost of revenues:
New and used equipment sales	36.7%	41.3%
Parts sales	11.6%	11.5%
Service revenue	4.0%	4.5%
Rental revenue	2.3%	3.2%
Rental depreciation and amortization	9.8%	9.7%
Rental equipment sales	16.4%	9.9%
Cost of revenue	80.7%	80.2%

Gross profit	19.3%	19.8%

Revenues:    Construction Equipment segment revenues increased by 74.4% to $162.0 million for the three months ended March 31, 2021 as compared to the same period last year. This increase was mainly attributable to the full period results from the Flagler, Martin, Howell and Vantage acquisitions that occurred throughout 2020. The Construction Equipment segment, which was less operationally impacted by COVID-19 versus our Material Handling segment, has also been quicker to recover from the impact of the COVID-19 pandemic than our Material Handling segment. On an organic basis, new and used equipment sales increased 3.8%, and the aftermarket parts and service revenues are up 14.3% when comparing to the same period last year. Rental revenue has increased on an organic basis of 13.8%, and rental equipment sales nearly doubled from the same time a year ago on an organic basis. Our rental department experienced an increase in both utilization and rate improvement, along with an increase in the demand for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment. Sustaining our rental fleet size throughout the COVID-19 pandemic has proven beneficial to begin 2021 as we are positioned well to secure rental and sales opportunities in a strong pricing environment.

Gross profit (GP):

	Three months ended March 31,
	2021	2020	Change
Construction Equipment	GP%	GP%	GP%
New and used equipment sales	10.4%	9.6%	0.8%
Parts sales	28.2%	26.7%	1.5%
Service revenue	60.2%	60.0%	0.2%
Rental revenue	10.9%	17.8%	(6.9)%
Rental equipment sales	15.3%	14.0%	1.3%

Segment gross profit	19.3%	19.8%	(0.5)%

Construction Equipment gross profit decreased by 0.5% to 19.3% in the three months ended March 31, 2021 from 19.8% compared to the same period in 2020. A decline in rental revenue gross margin was the main driver in the overall depressed margin, which is largely attributable to having a full period impact of Flagler and Vantage in the first quarter of 2021 versus last year and our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Parts and service revenue margins were modestly up 1.5% and 0.2% in the first quarter of 2021 compared to the same period in 2020, respectively, and in line with historic norms. Additionally, rental equipment sales and new and used equipment gross margin improved by 1.3% amongst favorable retail pricing conditions in the industry.

General and Administrative expenses:    Construction Equipment general and administrative (G&A) expenses increased by $12.4 million to $30.7 million for the three months ended March 31, 2021 as compared to the same period in 2020. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Flagler, Martin, Howell and Vantage throughout 2020.

Other Income (expense):    Construction Equipment other expense increased by $1.5 million to ($3.8) million for the three months ended March 31, 2021 as compared to the same period in 2020. The quarter over quarter increase was mainly due to the interest expense respective to the Flagler and Martin acquisitions, as the assets were financed through our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Three months ended March 31, 2021 compared with three months ended March 31, 2020 Cash Flows

Cash Flow from Operating Activities.    Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2021, operating activities resulted in net cash used in operations of $0.3 million. Our reported net loss of $5.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, changes in deferred taxes and the share-based payments, provided net cash inflows of $13.2 million. Changes in working capital included $34.2 million of net new inventory purchased which was offset by transfers of $37.9 million to used and rental fleet, a $5.9 million increase in accounts receivable, a $4.7 million decrease in accounts payable, accrued expenses, customer deposits, and other liabilities and $2.1 million in net payments on manufacturer floor plans. Cash flows from operating activities were favorably impacted by $31.8 million due to proceeds from the sale of rental equipment, and $1.6 million favorable change in prepaid expenses and other assets and leases and other liabilities.

For the three months ended March 31, 2020, operating activities resulted in net cash used in operations of $57.1 million. Our reported net loss of $17.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, and the share-based payment, used cash outflows of $5.6 million. Changes in working capital included a $33.6 million of net new inventory purchased which was offset by transfers of $6.7 million to used and rental fleet, $26.5 million in net payments on manufacturer floor plans, a $3.5 million increase in accounts receivable, a $2.7 million decrease in accounts payable, accrued expenses, customer deposits, and other liabilities, and a $0.4 million cash outflows in prepaid expense and other assets. Cash flows from operating activities were positively impacted by a $14.4 million increase in proceeds from rental fleets, and a favorable change of $0.8 million in deferred revenue.

Cash Flow from Investing Activities.    For the three months ended March 31, 2021, our cash used in investing activities was $8.9 million. This was mainly due to $1.9 million use of cash for the recent ScottTech acquisition and $7.0 million purchases of rental equipment and non-rental property and equipment offset by proceeds from the sale of assets.

For the three months ended March 31, 2020, our cash used in investing activities was $118.3 million. The acquisition of Flagler and Liftech totaled $91.7 million and purchases of rental and non-rental property and equipment totaled approximately $26.7 million, offset by proceeds from the sale of assets.

Cash Flow from Financing Activities.    For the three months ended March 31, 2021, cash provided by financing activities was $8.6 million. The favorable impact was mainly due to $11.8 million net proceeds under our lines of credits. This was partially offset by net payments of $1.1 million related to the floor plans with an unaffiliated source (i.e. a non-vendor) and $ 2.1 million payments on long term debt and capital lease obligations.

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

Sources of Liquidity

The Company reported $0.6 million in cash for the three months ended March 31, 2021.

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

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $300 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of March 31, 2021, the Company had an outstanding revolving line of credit balance of $170.9 million, excluding unamortized debt issuance costs.

The Company has a floor plan financing facility with its first lien lender to finance new and used inventory and rental fleet equipment. This floor plan has a maximum borrowing capacity of $40 million. At March 31, 2021, the Company had an outstanding balance on their first lien lender floor plan facility of $34.3 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $550 million. The total amount outstanding as of March 31, 2021 and December 31, 2020 was $325.2 million and 316.6 million, exclusive of debt issuance and deferred financings costs of $1.4 million and $1.5 million, respectively.

Each of the ABL Facility and the Floor Plan Facility was amended and restated in its entirety on April 1, 2021. See Note 18, Subsequent Events – Amended and Restated Credit Arrangements for further information.

Term Loan

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

On April 1, 2021, we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Company used the net proceeds from the sale of the Notes and the new borrowings under the ABL Facility and the Floor Plan Facility, to repay its $147.3 million second lien term loan facility, to repay and refinance a portion of the ABL Facility and the Floor Plan Facility and to pay related fees and expenses. See Note 18, Subsequent events – Issuance of 5.625% Senior Secured Second Lien Notes due 2026 for further information.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended March 31, 2021 was approximately $44.1 million, including $37.9 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $31.8 million for the period ended March 31, 2021 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2021, we had $207.0 million of available borrowings under the revolving line of credit and floor plans.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company.  As of March 31, 2021, there was $1.4 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.8 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

Critical accounting policies

In the preparation of consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. Our management, on an ongoing basis, reviews these estimates and assumptions. While we believe the estimates and judgments we use in preparing our consolidated financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and, therefore, actual results may materially differ from these estimates.

The Company updated the depreciable useful lives of certain of its rental equipment product categories based on our year-end analysis of fair value relative to book value, prior-year utilization trends and a review of market participants approach to depreciation for similar products. Per our accounting policy the updates to depreciable useful lives will be adjusted on prospective basis.

Specifically, the notable changes for 2021 will be extending the depreciable life on lift trucks in our Material Handling segment to 84 months, extending the depreciable life on certain aerial and crane related assets in our construction segment to 120 months and applying straight-line depreciation to underutilized construction equipment assets that are being depreciated on a unit-of-activity basis to the extent the assets meet certain underutilized thresholds. Refer to Part I, Item 1, Note 2 of the Notes to our Consolidated Financial Statements for disclosures regarding the use of estimates and assumptions.

See Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Subject to the following discussion below, there have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). The SEC Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity. The SEC Statement also directs issuers who have accounted for these warrants as equity to consider whether the impact of the change in accounting treatment is material and thus require a restatement of previously issued financial statements.

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants for shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange. In this Form 10-Q and in our financial statements prior to the exchange of warrants for shares of our common stock, we have classified our private placement warrants and public warrants as equity.

We evaluated the SEC Statement with respect to our accounting treatment of our warrants and have determined that such guidance would have resulted in the private placement warrants, and not the public warrants, being classified as liabilities on the balance sheet as of December 31, 2020 with the mark to market change in fair value reflected in the statement of operations.

Accordingly, we have performed an evaluation of the materiality of this matter in accordance with Staff Accounting Bulletin 99 (“SAB 99”). Notably, of the 8,668,746 warrants that were outstanding since the Business Combination was consummated on February 14, 2020 only 206,250 were private placement warrants subject to liability treatment based on the SEC Statement. To that end, based on our SAB 99 assessment, which included fair value analysis of the 206,250 private placement warrants, we determined that classifying the private placement warrants as liabilities on the balance sheet, versus equity, is immaterial to our historic financial statements and that a restatement is unnecessary.

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

ALTA EQUIPMENT GROUP INC.

Date: May 13, 2021	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)