Form 10-Q
period 2021-06-30
ALTA EQUIPMENT GROUP INC.
filed 2021-08-12
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 32,363,376 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1.8	$1.2
Accounts receivable, net of allowances of $9.4 and $7.1 as of June 30, 2021 and December 31, 2020, respectively	154.9	137.8
Inventories, net	224.9	229.0
Prepaid expenses and other current assets	21.8	13.6
Total current assets	403.4	381.6

PROPERTY AND EQUIPMENT, NET	327.0	311.9
OTHER ASSETS
Goodwill	24.4	24.3
Intangible assets, net	27.0	26.3
Other assets	1.3	2.1
Total other assets	52.7	52.7
TOTAL ASSETS	$783.1	$746.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$31.3	$157.7
Floor plan payable – new equipment	118.4	127.6
Floor plan payable – used and rental equipment	39.2	29.8
Current portion of long-term debt	—	7.8
Accounts payable	67.5	58.9
Customer deposits	13.6	9.3
Accrued expenses	34.4	30.1
Other current liabilities	15.8	13.1
Total current liabilities	320.2	434.3

LONG-TERM LIABILITIES
Long-term debt, net of current portion	309.3	135.0
Capital lease obligations, net of current portion	0.3	0.6
Buyback residual obligations, net of current portion	0.5	0.7
Lease liability, net of current portion	1.9	2.5
Guaranteed purchase obligation, net of current portion	5.6	6.9
Other liabilities	9.3	9.3
TOTAL LIABILITIES	$647.1	$589.3
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at June 30, 2021 and December 31, 2020	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 32,363,376 issued and outstanding at June 30, 2021, 30,018,502 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	216.7	216.2
Treasury stock	(5.9)	(5.9)
Accumulated deficit	(74.8)	(53.4)
TOTAL STOCKHOLDERS’ EQUITY	136.0	156.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783.1	$746.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues:
New and used equipment sales	$132.0	$95.1	$255.8	$177.3
Parts sales	44.1	28.1	85.5	56.8
Service revenue	42.4	28.4	81.1	58.6
Rental revenue	38.2	26.0	71.3	51.2
Rental equipment sales	36.0	14.5	67.8	28.7
Net revenue	$292.7	$192.1	$561.5	$372.6
Cost of revenues:
New and used equipment sales	112.5	83.5	219.0	155.9
Parts sales	30.6	19.4	59.3	39.0
Service revenue	16.4	11.0	30.9	22.4
Rental revenue	5.2	4.5	10.7	9.4
Rental depreciation	21.3	15.0	40.7	27.9
Rental equipment sales	29.8	12.4	56.7	24.6
Cost of revenue	$215.8	$145.8	$417.3	$279.2
Gross profit	$76.9	$46.3	$144.2	$93.4
General and administrative expenses	71.6	43.7	136.5	94.8
Depreciation and amortization expense	2.1	1.7	4.1	2.7
Total general and administrative expenses	73.7	45.4	140.6	97.5
Income (loss) from operations	$3.2	$0.9	$3.6	$(4.1)
Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.3)	(1.0)	(1.3)
Interest expense – other	(5.4)	(5.4)	(10.6)	(10.3)
Other income	—	0.3	0.1	0.7
Loss on extinguishment of debt	(11.9)	—	(11.9)	(7.6)
Total other income (expense)	$(17.8)	$(5.4)	$(23.4)	$(18.5)
Loss before taxes	$(14.6)	$(4.5)	$(19.8)	$(22.6)
Income tax provision (benefit)	—	(0.4)	0.5	(1.5)
Net loss	$(14.6)	$(4.1)	$(20.3)	$(21.1)
Preferred stock dividends	(1.1)	—	(1.1)	—
Net loss available to common shareholders	$(15.7)	$(4.1)	$(21.4)	$(21.1)
Basic loss per share	$(0.48)	$(0.14)	$(0.68)	$(0.88)
Diluted loss per share	$(0.48)	$(0.14)	$(0.68)	$(0.88)
Basic weighted average common shares outstanding	32,403,151	29,039,177	31,204,239	23,903,579
Diluted weighted average common shares outstanding	32,553,526	29,039,177	31,344,518	23,903,579

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at March 31, 2021	1,200,000	$—	30,018,502	$—	$216.5	$(59.1)	$(5.9)	$151.5
Net loss	—	—	—	—	—	(14.6)	—	(14.6)
Dividends on preferred stock	—	—	—	—	—	(1.1)	—	(1.1)
Share based compensation	—	—	—	—	0.2	—	—	0.2
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—
Balance at June 30, 2021	1,200,000	$—	32,363,376	$—	$216.7	$(74.8)	$(5.9)	$136.0
	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)			Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at March 31, 2020	$—	$—	29,511,359	$—	$178.8	$(47.1)	$(2.9)	$128.8
Net loss	—	—	—	—	—	(4.1)	—	(4.1)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(12.1)	—	(12.1)
Disgorgement of short swing profits			—		1.6	—	—	1.6
Balance at June 30, 2020	$—	$—	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(20.3)	—	(20.3)
Dividends on preferred stock	—	—	—	—	—	(1.1)	—	(1.1)
Share based compensation	—	—	—	—	0.5	—	—	0.5
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—
Balance at June 30, 2021	1,200,000	$—	32,363,376	$—	$216.7	$(74.8)	$(5.9)	$136.0

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	$—	$—	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	—	—	(21.1)	—	(21.1)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(19.0)	—	(19.0)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	—	—	1.6	—	—	1.6
Repurchases of common stock	—	—	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2020	$—	$—	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(20.3)	$(21.1)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	44.8	30.6
Amortization of debt discount and debt issuance costs	0.8	0.6
Amortization of fair market rent	0.1	—
Imputed interest	0.2	—
Gain on sale of assets	—	(0.1)
Gain on sale of rental equipment	(11.1)	(4.1)
Inventory obsolescence	0.4	0.9
Provision for bad debt	2.3	2.1
Loss on debt extinguishment	11.9	7.6
Share based compensation	0.5	3.1
Changes in deferred rent	0.5	—
(Repayment) accrual of paid-in-kind interest	—	(11.2)
Changes in deferred taxes	0.5	(1.5)
Changes in:
Accounts receivable	(18.6)	3.2
Inventories	(87.4)	(80.5)
Proceeds from sale of rental equipment	67.8	28.7
Prepaid expenses and other assets	(8.3)	(1.2)
Proceeds from floor plans with manufacturers	192.8	176.7
Payments under floor plans with manufacturers	(186.8)	(192.0)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	19.5	3.4
Leases and other liabilities	(1.0)	0.7
Net cash provided by (used in) operating activities	$8.6	$(54.1)
INVESTING ACTIVITIES
Proceeds from the sale of assets	1.1	0.1
Expenditures for rental equipment	(22.8)	(23.3)
Expenditures for property and equipment	(3.3)	(2.2)
Expenditures for acquisitions, net of cash acquired	(2.6)	(98.0)
Net cash used in investing activities	$(27.6)	$(123.4)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(1.6)	(2.7)
Extinguishment of floor plans and line of credit	—	(132.9)
Extinguishment of long-term debt	(153.1)	(82.0)
Redemption of former shareholder notes payable	—	(6.7)
Extinguishment of warrant liability	—	(29.6)
Proceeds from lines of credit	178.1	270.7
Payments under lines of credit	(304.3)	(152.9)
Proceeds from floor plans with unaffiliated source	52.3	46.0
Payments under floor plans with unaffiliated source	(57.7)	(46.7)
Proceeds from issuance of long-term debt, net	—	149.4
Proceeds from issuance of notes	310.2	—
Preferred dividends paid	(1.1)	—
Payment of promissory note	(1.0)	—
Payments on long-term debt	(1.9)	(2.7)
Payments on capital lease obligations	(0.3)	(0.4)
Equity proceeds from reverse recapitalization, net	—	175.7
Proceeds from disgorgement of short swing profits	—	1.6
Repurchases of common stock	—	(2.9)
Net cash provided by financing activities	$19.6	$183.9

NET CHANGE IN CASH	0.6	6.4

Cash, Beginning of year	1.2	—
Cash, End of period	$1.8	$6.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8.1	$20.7

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the six months ended June 30, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K.

The Company updated the depreciable useful lives of certain of its rental equipment product categories based on our year-end analysis of fair value relative to book value, prior-year utilization trends and a review of market participants approach to depreciation for similar products. The updates to depreciable useful lives will be adjusted on prospective basis. Specifically, the notable changes for 2021 will be extending the depreciable life on lift trucks in our Material Handling segment to 84 months, extending the depreciable life on certain aerial and crane related assets in our Construction Equipment segment to 120 months and applying straight-line depreciation to underutilized construction equipment assets that are being depreciated on a unit-of-activity basis to the extent the assets meet certain underutilization thresholds. These accounting policies of the Company were also described in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

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

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company did not identify any indications necessary to perform an interim impairment test for the long-lived assets as of and for the period ended June 30, 2021.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended June 30, 2021.

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

The Company enters into various equipment sales transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment if it guarantees to repurchase the sold equipment back or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. Rather, these transactions are accounted for in accordance with ASC 840, Lease Accounting (“Topic 840”).

The lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At June 30, 2021 and December 31, 2020, the total lease liability relating to these various equipment sale transactions amounted to $3.1 million and $3.8 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $7.7 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company also enters into contracts with customers where it provides automated equipment installation and system integration services and installation and set-up of warehouse management systems and related hardware and software support services. Revenue from the installation services is recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenue from recurring support services is recognized ratably over the contract period.

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

Total deferred revenue relating to automated equipment installation and system integration services, service sales agreements and rental agreements as of June 30, 2021 and December 31, 2020 was $13.1 million and $9.6 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the three months June 30, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$132.0	$132.0	$—	$95.1	$95.1
Parts sales	—	44.1	44.1	—	28.1	28.1
Service revenue	—	42.4	42.4	—	28.4	28.4
Rental revenue	38.2	—	38.2	26.0	—	26.0
Rental equipment sales	—	36.0	36.0	—	14.5	14.5
Net revenue	$38.2	$254.5	$292.7	$26.0	$166.1	$192.1

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the six months June 30, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$255.8	$255.8	$—	$177.3	$177.3
Parts sales	—	85.5	85.5	—	56.8	56.8
Service revenue	—	81.1	81.1	—	58.6	58.6
Rental revenue	71.3	—	71.3	51.2	—	51.2
Rental equipment sales	—	67.8	67.8	—	28.7	28.7
Net revenue	$71.3	$490.2	$561.5	$51.2	$321.4	$372.6

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Leases revenues (Topic 840)

New and used equipment sales:    The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under Topic 840.

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The Company does not offer material rights of return. The Company recognized approximately $21.4 million and $0.5 million in revenues for the six month period ended June 30, 2021 and 2020, respectively and approximately $13.5 million and $0.5 million in revenues for the three month period ended June 30, 2021 and 2020, respectively, from automated equipment installation and system integration services as the performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

Parts sales:    Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions. For parts that are shipped to a customer, the Company elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment. The Company does not offer material rights of return.

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $8.9 million and $7.8 million for the six-month period ended June 30, 2021, and 2020, respectively and $4.6 million and $3.8 million for the three-month period ended June 30, 2021, and 2020, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales:    The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. In some cases, certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred as title has been transferred.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both the six months ended June 30, 2021 and June 30, 2020 was $ 2.4 million and for both the three months ended June 30, 2021 and June 30, 2020 was $1.2 million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2021	2020
New equipment	$144.5	$153.5
Used equipment	33.4	31.4
Work in process	5.9	5.4
Parts	44.3	41.6
Gross Inventory	$228.1	$231.9
Inventory reserves	(3.2)	(2.9)
	$224.9	$229.0

Direct labor of $0.7 million and $1.7 million incurred for open service orders were capitalized and included in work in process at June 30, 2021 and December 31, 2020, respectively. The remaining work in process balances as of June 30, 2021 and December 31, 2020 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $1.2 million and $3.2 million for the three and six months ended June 30, 2021 and was $0.7 million and $1.5 million for the three and six months ended June 30, 2020.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2021	2020
Land	$0.1	$0.1
Rental fleet	445.4	418.5
Equipment and leasehold improvements:
Machinery and equipment	6.0	5.5
Autos and trucks	6.1	7.0
Leasehold improvements	9.4	8.7
Office equipment	3.2	3.1
Computer equipment	11.6	9.4
Total Cost	$481.8	$452.3

Less: accumulated depreciation and amortization
Rental fleet	(136.6)	(124.6)
Equipment, auto and trucks, leasehold improvements and computer and office equipment	(18.2)	(15.8)
Total accumulated depreciation and amortization	(154.8)	(140.4)
	$327.0	$311.9

Total depreciation and amortization on property and equipment was $40.1 million and $28.4 million for the six months ended June 30, 2021, and 2020 and $21.4 million and $14.6 million for the three months ended June 30, 2021, and 2020, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $3.8 million and $4.0 million, and accumulated amortization balances totaling $2.6 million and $2.5 million, as of June 30, 2021, and December 31, 2020, respectively. Of the $445.4 million and $418.5 million of gross cost of rental fleet, $11.3 million and $13.0 million were represented by guaranteed purchase obligation (“GPO”) assets as of June 30, 2021, and December 31, 2020, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of June 30, 2021, and December 31, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, December 31, 2020	$10.2	$14.1	$24.3
Additions	1.4	—	1.4
Adjustments to purchase price allocations	—	(1.3)	(1.3)
Balance, June 30, 2021	$11.6	$12.8	$24.4

See Note 16, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of June 30, 2021 and December 31, 2020 were as follows (amounts in millions):

	June 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$28.1	$(4.4)	$23.7	$25.9	$(3.1)	$22.8
Tradenames	1.7	(0.5)	1.2	1.6	(0.4)	1.2
Non-compete agreements	0.8	(0.2)	0.6	0.8	(0.1)	0.7
Favorable market rent	1.7	(0.2)	1.5	1.7	(0.1)	1.6
Total	$32.3	$(5.3)	$27.0	$30.0	$(3.7)	$26.3

Amortization of intangible assets were $0.8 million and $1.5 million for the three and six months ended June 30, 2021, and $0.6 million and $0.7 million for the three and six months ended June 30, 2020, respectively. The amortization of favorable market rent is recorded to rent expense.

NOTE 9 — LINES OF CREDIT AND FLOOR PLANS

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The Amended and Restated ABL Credit Agreement, among other things, (i) increased the asset based revolving line of credit (the “ABL Facility”) borrowing capacity from $300 million to $350 million, (ii) modified certain financial covenants, and (iii) removed the limitation on credit line borrowings if floorplan facilities exceeded $225 million.

   On January 11, 2021, the Company amended its Fifth Amended and Restated ABL First Lien Credit Agreement by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The amendment generally allowed for dividend payments to be made on the Preferred Stock without having to meet a leverage threshold, it excluded the Preferred dividend payments from affecting the second lien prepayment requirement, and it increased vendor floor plan limits from $225 million to $250 million; however, credit line borrowings would begin to be limited in the instance amounts borrowed on floor plan facilities exceed $225 million. The Fifth Amended and Restated ABL First Lien Credit Agreement was superseded and replaced by the Sixth Amended and Restated ABL First Lien Credit Agreement.

  On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement (the “Amended and Restated Floor Plan Credit Agreement”, which establishes the “First Lien Floor Plan Facility”, and together with the Amended and Restated ABL Credit Agreement, collectively the “Credit Agreements”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, which among other things, modified certain financial covenants.

Line of Credit and Floor Plan — First Lien Lender

  The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility has a maximum borrowing capacity of $350 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of June 30, 2021, the Company had an outstanding ABL Facility balance of $33.8 million, excluding unamortized debt issuance costs. The effective interest rate was 2.2% at June 30, 2021. As of December 31, 2020, the Company had an outstanding ABL Facility balance of $159.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at December 31, 2020.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the First Lien Floor Plan Facility is LIBOR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company.

As of June 30, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30.0 million, excluding unamortized debt issuance costs. The effective interest rate at June 30, 2021 was 2.8%. As of December 31, 2020, the Company had an outstanding balance on their First Lien Floor Plan Facility of $35.3 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2020 was 2.9%.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $2.0 million to $102.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities provide for interest and principal free terms at the OEMs’ discretion. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities prior to the original maturity date of the financing agreement. When this occurs, the payable under the applicable OEM Floor Plan Facility related to the financed equipment being sold becomes due to be paid at the time of sale.

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of June 30, 2021 ranged from 0.0% to 10.4%. As of June 30, 2021, and December 31, 2020, the Company had an outstanding balance on the OEM Floor Plan Facilities of $127.7 million and $122.2 million respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $250.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of June 30, 2021, and December 31, 2020, was $157.7 million and $157.5 million, respectively, excluding unamortized debt issuance costs. For the six months ended June 30, 2021, and 2020, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $1.0 million and $1.3 million, respectively and $0.5 million and $0.3 million for the three months ended June 30, 2021, and 2020 respectively.

Maximum borrowings under the floor plans and ABL Facility are limited to $600 million unless certain other conditions are met. The total amount outstanding as of June 30, 2021, and December 31, 2020, was $191.5 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.7 million and $1.5 million, respectively.

NOTE 10 — LONG-TERM DEBT

On April 1, 2021, the Company completed a private offering of our Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives.

Senior Secured Second Lien Notes

 On April 1, 2021, the Company sold $315 million of our 5.625% Notes which are due in 2026. The Notes are guaranteed (the “Guarantees” and, together with the Notes, the “Securities”) by the guarantor’s party thereto (the “Guarantors”) on a second lien, senior secured basis. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the initial purchasers.

The Notes are guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements, as amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

   The Notes bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021.

As of June 30, 2021, outstanding borrowings under the Notes were $315.0 million, which included $5.7 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%

Term Loan

  On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a second lien term loan (the “Term Loan”) in an aggregate principal amount of $155.0 million with a second priority lien lender through syndication, with an initial maturity date of August 2025. The term loan was payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. On April 1, 2021, in connection with the new Notes, the Company repaid all of its outstanding obligations under the Term Loan, $147.3 million, completely discharging the Company of any further obligations to the lender.

Extinguishment of Debt

In the second quarter of 2021, and in connection with the repayment of the Term Loan, the Company recorded a loss on the extinguishment of debt in the amount of $11.9 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations. This was in accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

In the second quarter of 2020, the Company recorded a loss on the extinguishment of debt in the amount of $7.6 million in the line item “Loss on extinguishment of debt” in its Consolidated Statements of Operations. This was in accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following (amounts in millions):

	June 30,	December 31,
	2021	2020
High Yield Notes	$315.0	$—
Term Loan	—	149.2
Unamortized debt issuance costs	(1.2)	(1.8)
Debt discount	(4.5)	(4.6)
Total debt	$309.3	$142.8
Less: Current maturities of long-term debt, net	—	(7.8)
Long-term debt, net	$309.3	$135.0

As of June 30, 2021, the Company was in compliance with the financial covenants set forth in its debt agreements.

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition which was due one year from the date of the acquisition. As of June 30, 2021, the Promissory Note of $1.1 million, inclusive of accrued interest, was paid in full.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the asset purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million through-out 5-year earn-out period. As of June 30, 2021, the Company recorded a $1.8 million liability which included a $1.7 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. See Note 15, Fair Value Instruments and Note 16, Business Combinations for further information.

NOTE 11 — CONTINGENCIES

Guarantees

As of June 30, 2021, and December 31, 2020, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.3 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

Legal Proceedings

During the six months ended June 30, 2021 and June 30, 2020, various claims and lawsuits, incidental to the ordinary course of business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2021, and December 31, 2020 there was $1.4 million in outstanding letters of credits issued in the normal course of business, respectively.

NOTE 12 — INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statement in the period of enactment. The deferred tax liabilities and assets for the Company represent the difference between the financial statement and tax basis of the partnership interest in Alta Enterprises, LLC. As such, the Company is using the single line-item approach.

The income tax provision (benefit) for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal taxes-current	$—	$—	$—	$—
Federal taxes-deferred		(0.4)	0.4	(1.2)
State taxes-current	—	—	—	—
State taxes-deferred			0.1	(0.3)
	$—	$(0.4)	$0.5	$(1.5)

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The Company recorded an income tax expense of $0.0 million and a benefit of $0.4 million for the three months ended June 30, 2021, and 2020 and an income tax expense of $0.5 million and an income tax benefit of $1.5 million for the six months ended June 30, 2021 and 2020 respectively. As a result of Alta’s second quarter 2021 analysis of the realizability of its deferred tax asset, and after considering tax planning initiatives and other inputs, Alta determined that it was more likely than not that deferred tax asset would not be realized and has thus maintained a full valuation allowance against the deferred tax asset.

Alta reviews the realizability of its deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with any other positive or negative evidence. All of the factors that Alta considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involve significant judgment.

The effective tax rate for the six months ended June 30, 2021 was (2.2)% when compared to 22.7% for the period from February 14, 2020 to June 30, 2020 in connection with the reverse recapitalization. This was mainly due to the impact of the application of the valuation allowance during the first quarter.

As of December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately $4.7 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. As of June 30, 2021, we have deferred employer payroll taxes of $5.6 million under the CARES Act, with half of the deferred amounts due by December 31, 2021, and the remaining half due by December 31, 2022.

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

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. On April 9, 2021, the Company declared a cash dividend $0.89 per depositary share, which was paid on April 30, 2021 to holders of record as of the close of business on April 15, 2021. This dividend payment covered the period from and including December 22, 2020 through, but not including April 30, 2021.

Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

As of December 31, 2020, there were warrants outstanding to acquire 8,668,746 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants were to expire five years after February 14, 2020, the date the reverse recapitalization was completed or earlier upon redemption or liquidation.

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

On February 14, 2020, the Company consummated its reverse recapitalization. As a result, the Company redeemed all the 2017 Warrants outstanding upon closing of the reverse recapitalization and as of December 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheets associated with the 2017 Warrants.

NOTE 14 — SHARE BASED COMPENSATION

During the second quarter 2021, the Compensation Committee of our Board of Directors approved the grant of 114,292 shares of Restricted Stock Units (“RSUs”) to certain directors, officers and employees of the Company under the 2020 Omnibus Incentive Plan. The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award.

The Company recognized total compensation expense of $0.5 million and $0 million for the six months ended June 30, 2021, and 2020 respectively.

As of June 30, 2021, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.7 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes our restricted stock unit activity as of June 30, 2021:

Restricted Stock Units	Number of units	Weighted average grant date fair value
Unvested as of December 31, 2020	300,000	$7.60
Granted	114,292	13.31
Vested-issued	(65,000)	7.60
Vested-unissued	(40,000)	7.60
Forfeited	—	—
Unvested as of June 30, 2021	309,292	$9.71

NOTE 15 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of June 30, 2021 and December 31, 2020.

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

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides an earn-out payment of $1.0 million based on meeting certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on the present value of probability weighted expected future results and recorded a $0.8 million liability. See Note 16, Business Combinations for further information.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of June 30, 2021 and December 31, 2020, which was presented in “Other Liabilities” on the Consolidated Balance Sheet:

	June 30, 2021
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

	December 30, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

The following is a summary of changes to Level 3 instruments as of June 30, 2021 and December 31, 2020:

Contingent Consideration
Balance, January 1, 2020	$—
Acquisition of PeakLogix	1.0
Acquisition of Hilo	0.8
Change in fair value	—
Balance, December 31, 2020	1.8
Change in fair value	—
Balance, June 30, 2021	$1.8

NOTE 16 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2021 (amounts in millions):

ScottTech
Cash	$0.5
Accounts receivable	0.9
Inventory	0.3
Prepaid and other assets	0.1
Rental fleet, net	—
Property and equipment, net	0.5
Intangible assets	—
Goodwill	1.4
Total Assets	$3.7

Floor plan payable	—
Accounts payable	(0.3)
Accrued expenses	(0.1)
Other current liabilities	(0.9)
Other liabilities	—
Total liabilities	$(1.3)

Net Assets Acquired	$2.4

Assets acquired net of cash	$1.9

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

The following table summarizes the net assets acquired from the acquisitions in 2020 (amounts in millions):

	Flagler	Liftech	Peak	Hilo	Martin	Howell	Vantage	Total
Cash	$0.4	$—	$3.0	$2.1	$—	$—	$—	$5.5
Accounts receivable	15.1	4.4	4.6	5.4	1.0	5.2	3.6	39.3
Inventory	37.5	9.6	0.4	4.7	6.8	6.3	7.5	72.8
Prepaid and other assets	0.5	1.0	0.2	0.2	—	—	—	1.9
Rental fleet, net	47.8	4.7	—	7.5	6.3	12.4	15.9	94.6
Property and equipment, net	2.9	1.2	0.2	1.7	—	1.1	1.0	8.1
Intangible assets	14.6	1.2	5.8	2.4	1.5	2.3	—	27.8
Goodwill	5.8	1.5	0.7	3.2	0.8	1.8	0.5	14.3
Total Assets	$124.6	$23.6	$14.9	$27.2	$16.4	$29.1	$28.5	$264.3
							$—
Floor plan payable	(29.0)	(3.5)	—	(4.4)	—	(0.8)	(2.1)	(39.8)
Accounts payable	(14.0)	(1.6)	(1.5)	(2.8)	(0.2)	(1.0)	(1.4)	(22.5)
Accrued expenses	(4.1)	—	(0.1)	(0.3)	(0.1)	(0.3)	(0.6)	(5.5)
Other current liabilities	—	(0.1)	(3.9)	(0.4)	—	—	(0.1)	(4.5)
Other liabilities	(1.3)	—	—	—	—	—	—	(1.3)
Total Liabilities	$(48.4)	$(5.2)	$(5.5)	$(7.9)	$(0.3)	$(2.1)	$(4.2)	$(73.6)

Net Assets Acquired	$76.2	$18.4	$9.4	$19.3	$16.1	$27.0	$24.3	$190.7

Assets acquired net of cash	$75.8	$18.4	$6.4	$17.2	$16.1	$27.0	$24.3	$185.2

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

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The estimated fair values are provisional and are based on the information that was available as of the balance sheet date.

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

Howell Tractor and Equipment, LLC (“Howell”)

On October 30, 2020, the Company acquired all the assets of Howell for a total cash consideration of $23.0 million. The Company also issued 507,143 shares of its common stock, valued at $4.0 million, in connection with the purchase agreement, yielding a total purchase price of $27.0 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $23.7 million.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The estimated fair values are provisional and are based on the information that was available as of the balance sheet date.

Subsequent to the 2020 year-end audit, before one year from the acquisition date, the Company recorded a purchase price allocation and working capital adjustment of $0.6 million which yielded a total purchase price of $27.0 million.

The Company expects the goodwill recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

Vantage Equipment, LLC (“Vantage”)

On December 31, 2020, the Company acquired all the assets of Vantage for a total purchase price of $24.3 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $22.6 million.

The estimated fair values of assets acquired, and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date.

Subsequent to the 2020 year-end audit, before one year from the acquisition date, the Company recorded a purchase accounting adjustment to its Vantage acquisition that increased net assets acquired by $0.1 million which yielded a total purchase price of $24.3 million.

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

(amounts in millions)	The Company	Flagler	Total
Total revenues	$372.6	$25.8	$398.4

Net loss	$(21.1)	$(0.1)	$(21.2)

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia as well as the New England region (including Boston) of the United States. As of June 30, 2021, the Material Handling segment included the ScottTech acquisition and its related results for the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, New York (not including New York City), Florida and the New England region (including Boston) of the United States.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the quarter ended June 30, 2021, Corporate incurred expenses associated with compensation (including shared based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses and interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, which were offset with income tax benefit. Corporate incurred $11.9 million and $7.6 million in debt extinguishment fees for the quarters ended June 30, 2021 and June 30, 2020 respectively. Corporate incurred an additional $7.6 million in transaction costs and other expenses associated with the reverse recapitalization for the quarter ended June 30, 2020.

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

In connection with the purchase of NITCO LLC in 2019, the Company expanded its full-service material handling and construction equipment dealer operations into New England market. Given that the sales of the business was more heavily weighted to material handling versus construction and that NITCO’s reporting systems made it difficult for the construction business to be observed separate from the Material Handling operation, NITCO’s total financial results were historically presented within our Material Handling segment. On January 1, 2021, with the migration of the NITCO business to the Company’s main ERP system, the Company is now able to report the results for the Material Handling and Construction Equipment results within their respective segments for the NITCO business unit. As such, the Company has re-casted certain prior period segment-level results for the NITCO business unit to be consistent with the current period presentation for appropriate period-over-period comparability.

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$117.5	$138.3	$—	$255.8
Parts sales	30.9	54.6	—	85.5
Service revenue	46.7	34.4	—	81.1
Rental revenue	22.5	48.8	—	71.3
Rental equipment sales	0.8	67.0	—	67.8
Total revenue	$218.4	$343.1	$—	$561.5
Interest expense	4.1	6.7	0.8	11.6
Depreciation and amortization	9.0	35.8	—	44.8
Net income (loss)	$3.3	$(5.0)	$(19.7)	$(21.4)

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$60.1	$71.9	$—	$132.0
Parts sales	15.7	28.4	—	44.1
Service revenue	24.1	18.3	—	42.4
Rental revenue	11.4	26.8	—	38.2
Rental equipment sales	0.3	35.7	—	36.0
Total revenue	$111.6	$181.1	$—	$292.7
Interest expense	1.9	3.6	0.4	5.9
Depreciation and amortization	4.4	19.0	—	23.4
Net income (loss)	$2.0	$(1.7)	(16.0)	$(15.7)

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$84.4	$92.9	$—	$177.3
Parts sales	24.8	32.0	—	56.8
Service revenue	36.4	22.2	—	58.6
Rental revenue	20.2	31.0	—	51.2
Rental equipment sales	4.6	24.1	—	28.7
Total revenue	$170.4	$202.2	$—	$372.6
Interest expense	2.7	5.3	3.6	11.6
Depreciation and amortization	9.4	21.2	—	30.6
Net income (loss)	$3.6	$(4.7)	$(20.0)	$(21.1)

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$44.7	$50.4	$—	$95.1
Parts sales	10.7	17.4	—	28.1
Service revenue	16.7	11.7	—	28.4
Rental revenue	9.6	16.4	—	26.0
Rental equipment sales	1.1	13.4	—	14.5
Total revenue	$82.8	$109.3	$—	$192.1
Interest expense	1.3	2.8	1.6	5.7
Depreciation and amortization	4.8	11.9	—	16.7
Net income (loss)	$2.3	$(2.5)	$(3.9)	$(4.1)

The following table presents the Company’s identified assets by reportable segment for the period ending June 30, 2021 and December 31, 2020 (amounts in millions):

	June 30, 2021	December 31, 2020
Segment assets:
Material handling	$239.2	$221.5
Construction equipment	542.3	523.4
Corporate	1.6	1.3
Total assets	$783.1	$746.2

NOTE 18 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. We include all common shares granted under our share-based compensation plan which remain unvested (“restricted stock units”), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted earnings per share for the three months ended June 30, 2021, and 2020, and for the six months ended June 30, 2021 and 2020 were calculated as follows (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, per share amounts)	2021	2020	2021	2020
Basic net income (loss) per share:
Net loss	$(15.7)	$(4.1)	$(21.4)	$(21.1)
Basic weighted average common shares outstanding	32,403,151	29,039,177	31,204,239	23,903,579
Net income (loss) per share of common stock - basic:	$(0.48)	$(0.14)	$(0.68)	$(0.88)
Diluted net income (loss) per share:
Net loss	$(15.7)	$(4.1)	$(21.4)	$(21.1)
Basic weighted average common shares outstanding	32,403,151	29,039,177	31,204,239	23,903,579
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	150,375	—	140,278	—
Basic weighted average common shares outstanding - diluted	32,553,526	29,039,177	31,344,518	23,903,579
Net income (loss) per share of common stock - diluted	$(0.48)	$(0.14)	$(0.68)	$(0.88)

NOTE 19 — SUBSEQUENT EVENTS

We do not have any subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

COVID-19

The economic volatility and disruptions caused by the COVID-19 pandemic caused an adverse effect on our business and our financial results in 2020. Our business activity levels, with the exception of rental utilization in certain geographies, stabilized in the third quarter of 2020 to near pre-COVID levels, and since that time have generally held at or, in certain geographies, went beyond pre-COVID levels. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely. Although based on current business levels we believe the worst of the pandemic’s effect on our business to be behind us, uncertainty remains regarding emerging variant strains of COVID-19 and how long it will take for the COVID-19 pandemic to subside, including how quickly and completely vaccines will be broadly administered in the United States and the rest of the world, and the effectiveness of such vaccines in reducing the spread of COVID-19.

While our operations in the second quarter of 2021, in general, performed at, or beyond, pre-COVID levels, we will continue to monitor key performance metrics such as labor hour demand and rental utilization and, in-turn, rationalize our skilled labor and rental fleet levels to match expected demand for the remainder of 2021 and through the end of COVID-19 pandemic.

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

Issuance of 5.625% Senior Secured Second Lien Notes due 2026

On April 1, 2021, we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto (the “Guarantors”) and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the Guarantors (the “Guarantees” and, together with the Notes, the “Securities”) on a second lien, senior secured basis. The Notes are guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements (as defined below), amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility (as defined below) and the First Lien Floor Plan Facility (as defined below) and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

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

Amended and Restated Credit Arrangements

On April 1, 2021, in connection with the offering of the Notes, we entered into:

(i)  a Sixth Amended and Restated ABL First Lien Credit Agreement, dated April 1, 2021, among us, our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “ABL Credit Agreement” and the facility thereunder, the “ABL Facility”); and

(ii)  a Sixth Amended and Restated Floor Plan First Lien Credit Agreement among us, certain of our subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders who are parties to the agreement (the “Floor Plan Credit Agreement” and the facility thereunder, the “First Lien Floor Plan Facility”).

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

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities laws, and are based on our current expectations and assumptions. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not intended to guaranty future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on form 10-Q for the first quarter of 2021 and in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We have operated as an equipment dealership for 37 years and have developed a branch network that includes 55 total locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia, and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix and subsequent acquisition of ScottTech, we have entered the warehouse design, automated equipment installation and system integration sector, which we believe has natural synergies with our Material Handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The Material Handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, PeakLogix, LLC and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois, New York, Florida and throughout the New England States. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Construction Equipment Florida, LLC and Alta Construction Equipment New York, LLC. As further explained below, NITCO, LLC, engages in operations related to both the Material Handling and the Construction Equipment segment within a common legal entity.

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

In connection with the purchase of NITCO LLC in 2019, the Company expanded its full-service material handling and construction equipment dealer operations into New England market. Given that the sales of the business was more heavily weighted to material handling versus construction and that NITCO’s reporting systems made it difficult for the construction business to be observed separate from the material handling operation, NITCO’s total financial results were historically presented within our Material Handling segment. On January 1, 2021, with the migration of the NITCO business to the Company’s main ERP system, the Company is now able to report the results for the Material Handling and Construction Equipment results within their respective segments for the NITCO business unit. As such, the Company has re-casted certain prior period segment-level results for the NITCO business unit to be consistent with the current period presentation for appropriate period-over-period comparability.

Acquisitions

SCOTTTECH, LLC (“ScottTech”)

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

Vantage Equipment, LLC

On December 31, 2020, the Company acquired the assets of Vantage, a construction equipment dealer in Upstate New York, for a total purchase price of $24.3 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $22.5 million. This acquisition further diversifies our customer base and will complement our Liftech business which serves the Upstate New York Material Handling market.

Howell Tractor and Equipment, LLC

On October 30, 2020, the Company acquired the assets of Howell, a construction equipment and crane dealer in the greater Chicagoland area, for cash consideration of $23.0 million. Additionally, the Company issued 507,143 shares of its common stock in connection with the purchase agreement, valued at $4.0 million, yielding a total purchase price of approximately $27.0 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $23.7 million. This acquisition expands our presence in the Northern Illinois and Northwest Indiana markets adding a best-in-class product to our portfolio and additional service offerings.

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

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $434.1 million. The original acquisition cost of our rental fleet excludes the value of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

Results of Operations

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

Consolidated Results

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$132.0	$95.1	$36.9	38.8%	$255.8	$177.3	$78.5	44.3%
Parts sales	44.1	28.1	16.0	56.9%	85.5	56.8	28.7	50.5%
Service revenue	42.4	28.4	14.0	49.3%	81.1	58.6	22.5	38.4%
Rental revenue	38.2	26.0	12.2	46.9%	71.3	51.2	20.1	39.3%
Rental equipment sales	36.0	14.5	21.5	148.3%	67.8	28.7	39.1	136.2%
Net revenue	$292.7	$192.1	$100.6	52.4%	$561.5	$372.6	$188.9	50.7%

Cost of revenues:
New and used equipment sales	112.5	83.5	29.0	34.7%	219.0	155.9	63.1	40.5%
Parts sales	30.6	19.4	11.2	57.7%	59.3	39.0	20.3	52.1%
Service revenue	16.4	11.0	5.4	49.1%	30.9	22.4	8.5	37.9%
Rental revenue	5.2	4.5	0.7	15.6%	10.7	9.4	1.3	13.8%
Rental depreciation	21.3	15.0	6.3	42.0%	40.7	27.9	12.8	45.9%
Rental equipment sales	29.8	12.4	17.4	140.3%	56.7	24.6	32.1	130.5%
Cost of revenue	$215.8	$145.8	$70.0	48.0%	$417.3	$279.2	$138.1	49.5%

Gross profit	$76.9	$46.3	$30.6	66.1%	$144.2	$93.4	$50.8	54.4%

General and administrative expenses	71.6	43.7	27.9	63.8%	136.5	94.8	41.7	44.0%
Depreciation and amortization expense	2.1	1.7	0.4	23.5%	4.1	2.7	1.4	51.9%
Total general and administrative expenses	73.7	45.4	$28.3	62.3%	140.6	97.5	$43.1	44.2%

Income (loss) from operations	$3.2	$0.9	$2.3	255.6%	$3.6	$(4.1)	$7.7	(187.8)%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.5)	(0.3)	(0.2)	66.7%	(1.0)	(1.3)	0.3	(23.1)%
Interest expense – other	(5.4)	(5.4)	—	NA	(10.6)	(10.3)	(0.3)	2.9%
Other income	0.0	0.3	(0.3)	(100.0)%	0.1	0.7	(0.6)	(85.7)%
Loss on extinguishment of debt	(11.9)	—	(11.9)	NA	(11.9)	(7.6)	(4.3)	56.6%
Total other income (expense)	$(17.8)	$(5.4)	$(12.4)	229.6%	$(23.4)	$(18.5)	$(4.9)	26.5%

Loss before taxes	$(14.6)	$(4.5)	(10.1)	224.4%	$(19.8)	$(22.6)	2.8	(12.4)%

Income tax provision (benefit)	—	(0.4)	0.4	(100.0)%	0.5	(1.5)	2.0	(133.3)%

Net loss	$(14.6)	$(4.1)	(10.5)	256.1%	$(20.3)	$(21.1)	0.8	(3.8)%

Preferred stock dividends	(1.1)	—	(1.1)	—	(1.1)	—	(1.1)	—

Net loss available to common shareholders	$(15.7)	$(4.1)	$(11.6)	282.9%	$(21.4)	$(21.1)	$(0.3)	1.4%

	Percent of Revenue		Percent of Revenue
Consolidated	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	45.1%	49.5%	45.6%	47.6%
Parts sales	15.1%	14.6%	15.2%	15.2%
Service revenue	14.5%	14.8%	14.4%	15.7%
Rental revenue	13.1%	13.5%	12.7%	13.7%
Rental equipment sales	12.3%	7.5%	12.1%	7.7%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	38.4%	43.5%	39.0%	41.8%
Parts sales	10.5%	10.1%	10.6%	10.5%
Service revenue	5.6%	5.7%	5.5%	6.0%
Rental revenue	1.8%	2.3%	1.9%	2.5%
Rental depreciation	7.3%	7.8%	7.2%	7.5%
Rental equipment sales	10.2%	6.5%	10.1%	6.6%
Cost of revenue	73.7%	75.9%	74.3%	74.9%

Gross profit	26.3%	24.1%	25.7%	25.1%

Revenues:    Consolidated revenues increased by $100.6 million, or 52.4%, to $292.7 million for the three months ended June 30, 2021 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the acquisitions completed in 2020, coupled with the impact COVID-19 had on the 2020 comparative period. If excluding the effects of acquisition by observing the consolidated results on an organic basis, thereby including only the results of the entities that appear fully in both periods, new and used equipment sales increased 6.7% over the same period last year as market demand for equipment increased and despite supply chain issues with obtaining new equipment. Organic parts and service revenues increased by 30.5% and 31.1%, respectively, over the same period last year, as the impact of COVID-19 had an acute reduction on the aftermarket revenue streams in 2020. Similarly, rental revenue exhibited growth on an organic basis of 30.9% period over period as physical utilization trends improve and rental rates have increased. Lastly, and in following with the pattern from the first quarter of 2021, rental equipment sales increased organically by 93.5% as we continue to actively manage our fleet mix, and our rent-to-sell model enables us to meet customer demand for lightly used equipment while lead times for new equipment are extended amid the global supply chain issues of many manufacturers. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and maintain profitability in our high margin product support departments.

Consolidated revenues increased by $188.9 million, or 50.7%, to $561.5 million for the six months ended June 30, 2021 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the acquisitions completed in 2020, as well as when factoring the negative impact the COVID-19 pandemic had on our 2020 comparative period.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	14.8%	12.2%	2.6%	14.4%	12.1%	2.3%
Parts sales	30.6%	31.0%	(0.3)%	30.6%	31.3%	(0.7)%
Service revenue	61.3%	61.3%	0.1%	61.9%	61.8%	0.1%
Rental revenue	30.6%	25.0%	5.6%	27.9%	27.1%	0.8%
Rental equipment sales	17.2%	14.5%	2.7%	16.4%	14.3%	2.1%

Consolidated gross profit	26.3%	24.1%	2.2%	25.7%	25.1%	0.6%

Gross profit (GP):

The consolidated gross profit for the three months ended June 30, 2021 was 26.3%, a 2.2% increase from the 24.1% for the same period in 2020, which represents an increase of 1.3% in comparison to the first quarter of 2021.  New and used equipment sales, as well as rental equipment sales, margins improved slightly in the second quarter compared to the same time last year as retail pricing levels improved, especially for used equipment. We realized an increase in rental revenue gross margin in the second quarter of 2021, largely as a result improved physical utilization of the rental fleet. Additionally, parts sales gross margins decreased as a whole, in part due to the relative segment sales mix while service gross margins improved modestly.

The consolidated gross profit for the six months ended June 30, 2021 was 25.7%, a 0.6% increase from the 25.1% for the same period in 2020.

General and Administrative expenses: Consolidated general and administrative (G&A) expenses increased by $28.3 million to $73.7 million for the three months ended June 30, 2021 compared to the same period last year. This increase was mainly driven by the full period impact from our 2020 acquisitions as well as an increase in certain corporate-level administrative and compensation-related expenses, many of which are incremental expenses associated with our status as a public company. Further, many temporary cost-saving measures were enacted in the three months ended June 30, 2020, including but not limited to a reduction in executive-level compensation, employee furloughs, travel and entertainment restrictions, discretionary spending freezes, and a suspension of matching contributions into the 401(k), which assisted in defraying the reductions in revenue amid the beginning of the COVID-19 pandemic, while such measures were not in place in the three months ended June 30, 2021.

Consolidated general and administrative (G&A) expenses increased by $43.1 million to $140.6 million for the six months ended June 30, 2021 compared to the same period last year.

Other Income (expense):    Consolidated other expense for the three months ended June 30, 2021 was $(17.8) million compared to $(5.4) million for the same period in 2020. This change was mainly driven by the $11.9 million loss on debt extinguishment that occurred within the current quarter.

Consolidated other expense for the six months ended June 30, 2021 increased by $4.9 million compared to the same period last year. The year over year change was primarily attributable to the $11.9 million loss on debt extinguishment.

Provision for income taxes:    Income tax provision for the six months ended June 30, 2021 was $0.5 million compared to the income tax benefit of $1.5 for the six months ended June 30, 2020. This change is due to establishing valuation allowance within the period against the deferred tax assets associated with losses for which we may not realize a related tax benefit in 2021.

Preferred Stock Dividend:    Preferred stock dividends were $1.1 million for the three months ended June 30, 2021. This relates to the Company’s first dividend payout on its Series A Preferred Stock that it issued on December 22, 2020. The dividend payment paid on April 30, 2021, covered the period from and including December 22, 2020 through, but not including April 30, 2021.

Material Handling Results:

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$60.1	$44.7	$15.4	34.5%	$117.5	$84.4	$33.1	39.2%
Parts sales	15.7	10.7	5.0	46.7%	30.9	$24.8	6.1	24.6%
Service revenue	24.1	16.7	7.4	44.3%	46.7	$36.4	10.3	28.3%
Rental revenue	11.4	9.6	1.8	18.8%	22.5	$20.2	2.3	11.4%
Rental equipment sales	0.3	1.1	(0.8)	(72.7)%	0.8	$4.6	(3.8)	(82.6)%
Net revenue	$111.6	$82.8	$28.8	34.8%	$218.4	$170.4	$48.0	28.2%

Cost of revenues:
New and used equipment sales	48.0	38.7	9.3	24.0%	95.0	72.8	22.2	30.5%
Parts sales	10.1	7.0	3.1	44.3%	20.0	15.8	4.2	26.6%
Service revenue	9.0	5.9	3.1	52.5%	17.1	13.1	4.0	30.5%
Rental revenue	1.5	1.7	(0.2)	(11.8)%	3.2	3.6	(0.4)	(11.1)%
Rental depreciation	3.4	4.0	(0.6)	(15.0)%	7.0	7.9	(0.9)	(11.4)%
Rental equipment sales	0.2	0.6	(0.4)	(66.7)%	0.6	3.6	(3.0)	(83.3)%
Cost of revenue	$72.2	$57.9	$14.3	24.7%	$142.9	$116.8	$26.1	22.3%

Gross profit	$39.4	$24.9	$14.5	58.2%	$75.5	$53.6	$21.9	40.9%

General and administrative expenses	35.2	20.8	14.4	69.2%	67.6	46.2	21.4	46.3%
Depreciation and amortization expense	1.0	0.8	0.2	25.0%	2.0	1.5	0.5	33.3%
Total general and administrative expenses	$36.2	$21.6	$14.6	67.6%	$69.6	$47.7	$21.9	45.9%

Income from operations	$3.2	$3.3	$(0.1)	(3.0)%	$5.9	$5.9	$0.0	0.0%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.1)	(0.2)	0.1	(50.0)%	(0.3)	(0.5)	0.2	(40.0)%
Interest expense – other	(1.8)	(1.1)	(0.7)	63.6%	(3.8)	(2.2)	(1.6)	72.7%
Other income	0.7	0.3	0.4	133.3%	1.5	0.4	1.1	275.0%
Total other income (expense)	$(1.2)	$(1.0)	$(0.2)	20.0%	$(2.6)	$(2.3)	$(0.3)	13.0%

Net income	$2.0	$2.3	$(0.3)	(13.0)%	$3.3	$3.6	$(0.3)	(8.3)%

	Percent of Revenue		Percent of Revenue
Material Handling	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	53.9%	54.0%	53.8%	49.5%
Parts sales	14.1%	12.9%	14.1%	14.6%
Service revenue	21.6%	20.2%	21.4%	21.4%
Rental revenue	10.2%	11.6%	10.3%	11.9%
Rental equipment sales	0.3%	1.3%	0.4%	2.7%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.0%	46.7%	43.5%	42.7%
Parts sales	9.1%	8.5%	9.2%	9.3%
Service revenue	8.1%	7.1%	7.8%	7.7%
Rental revenue	1.3%	2.1%	1.5%	2.1%
Rental depreciation	3.0%	4.8%	3.2%	4.6%
Rental equipment sales	0.2%	0.7%	0.3%	2.1%
Cost of revenue	64.7%	69.9%	65.4%	68.5%

Gross profit	35.3%	30.1%	34.6%	31.5%

Revenues:    Material Handling segment revenues increased by 34.8% to $111.6 million for the three months ended June 30, 2021 as compared to the same period last year. Overall, revenue streams were up as a result of the PeakLogix and Hilo acquisitions that closed in June 2020 and July 2020, respectively, as well as a recovery from the COVID-19 impact that greatly influenced Material Handling revenues in the second quarter of 2020. While continuing to improve, the Material Handling segment has been slower to recover from the impact of the COVID-19 pandemic versus the Construction segment, and global supply chain issues with OEM suppliers have tempered the first half results of 2021. On an organic basis, and due to supply chain delays, new and used equipment sales decreased 5.2%, however, importantly, aftermarket parts and service revenues increased 31.5% when comparing to the same period last year. Rental revenue increased 7.6% on an organic basis from the same period last year.

Material Handling segment revenues increased by 28.2% to $218.4 million for the six months ended June 30, 2021 as compared to the same period last year, again attributable to the influence of acquisitions made in 2020 and a recovery from the influence of COVID-19 on 2020 results.

Gross profit (GP):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	20.1%	13.4%	6.7%	19.1%	13.7%	5.4%
Parts sales	35.7%	34.6%	1.1%	35.3%	36.3%	(1.0)%
Service revenue	62.7%	64.7%	(2.0)%	63.4%	64.0%	(0.6)%
Rental revenue	57.0%	40.6%	16.4%	54.7%	43.1%	11.6%
Rental equipment sales	33.3%	45.5%	(12.1)%	25.0%	21.7%	3.3%

Segment gross profit	35.3%	30.1%	5.2%	34.6%	31.5%	3.1%

Material Handling gross profit for the three months ended June 30, 2021 increased 5.2% to 35.3% compared to the same period in 2020. We realized improved new and used equipment gross margin in the second quarter of 2021 when compared to the same period in 2020 as retail pricing for equipment has strengthened amid increased demand for equipment and a dearth of new supply.  Increased equipment margins for the three months ended June 30, 2021 are also attributable to Peaklogix and ScottTech’s influence, as their design and build projects realize higher margins than lift truck sales. We also realized an increase in rental revenue gross margin in the second quarter of 2021 as cost of revenues decreased, mainly due to our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Service revenue gross profit margins decreased by 2.0% while the parts sales gross profit margins increased by 1.1% in the second quarter of 2021 compared to the same period in 2020. Service margin declines can be attributed to the cost-saving measures taken in the second quarter of 2020, which caused margin increase in that time frame, as technicians remaining on staff were able to be utilized efficiently at customers that were able to remain open, many of which were deemed essential businesses, through the shutdowns experienced during the initial stages of the COVID-19 pandemic.

Material Handling gross profit margins for the six months ended June 30, 2021 increased 3.1% to 34.6% compared to the same   period in 2020 for the aforementioned reasons.

General and administrative expenses:   Material Handling general and administrative (G&A) expenses increased by $14.6 million to $36.2 million for the three months ended June 30, 2021 as compared to the same period last year. This change was mainly driven by the higher employee related and general expenses attributable to the Material Handling segment acquisitions of PeakLogix and Hilo. Additionally, many cost-saving measures were enacted in the three months ended June 30, 2020 which assisted in defraying the reductions in revenue amid the most acutely impacted periods of the COVID-19 pandemic, these measures were no longer in place during the three months ended June 30, 2021.

Material Handling general and administrative (G&A) expenses increased by 45.9% to $69.6 million for the six months ended June 30, 2021, as compared to the same period last year for the same reasons as discussed above.

Other Income (expense):  Material Handling other expense increased by $0.2 to ($1.2) million for the three months ended June 30, 2021, as compared to the same period last year. The majority of the quarter-over-quarter increase was the result of the addition of debt related to the PeakLogix and Hilo acquisitions, as their assets were financed via our line of credit and floorplan financing facilities.

 Material Handling other expense increased by $0.3 million to ($2.6) million for the six months ended June 30, 2021, as compared to the same period last year.

Construction Equipment Results

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$71.9	$50.4	$21.5	42.7%	$138.3	$92.9	$45.4	48.9%
Parts sales	28.4	17.4	11.0	63.2%	54.6	32.0	22.6	70.6%
Service revenue	18.3	11.7	6.6	56.4%	34.4	22.2	12.2	55.0%
Rental revenue	26.8	16.4	10.4	63.4%	48.8	31.0	17.8	57.4%
Rental equipment sales	35.7	13.4	22.3	166.4%	67.0	24.1	42.9	178.0%
Net revenue	$181.1	$109.3	$71.8	65.7%	$343.1	$202.2	$140.9	69.7%

Cost of revenues:
New and used equipment sales	64.5	44.7	19.8	44.3%	124.0	83.1	40.9	49.2%
Parts sales	20.5	12.5	8.0	64.0%	39.3	23.2	16.1	69.4%
Service revenue	7.4	5.1	2.3	45.1%	13.8	9.3	4.5	48.4%
Rental revenue	3.7	2.8	0.9	32.1%	7.5	5.8	1.7	29.3%
Rental depreciation	17.9	11.0	6.9	62.7%	33.7	20.0	13.7	68.5%
Rental equipment sales	29.6	11.8	17.8	150.8%	56.1	21.0	35.1	167.1%
Cost of revenue	$143.6	$87.9	$55.7	63.4%	$274.4	$162.4	$112.0	69.0%

Gross profit	$37.5	$21.4	$16.1	75.2%	$68.7	$39.8	$28.9	72.6%

General and administrative expenses	33.8	20.3	13.5	66.5%	63.5	38.3	25.2	65.8%
Depreciation and amortization expense	1.1	0.9	0.2	22.2%	2.1	1.2	0.9	75.0%
Total general and administrative expenses	$34.9	$21.2	$13.7	64.6%	$65.6	$39.5	$26.1	66.1%

Income from operations	$2.6	$0.2	$2.4	1200.0%	$3.1	$0.3	$2.8	933.3%

Other income (expense)
Interest expense, floor plan payable – new equipment	(0.4)	(0.1)	(0.3)	300.0%	(0.7)	(0.6)	(0.1)	16.7%
Interest expense – other	(3.2)	(2.7)	(0.5)	18.5%	(6.0)	(4.7)	(1.3)	27.7%
Other (expense) income	(0.7)	0.1	(0.8)	(800.0)%	(1.4)	0.3	(1.7)	(566.7)%
Total other income (expense)	$(4.3)	$(2.7)	$(1.6)	59.3%	$(8.1)	$(5.0)	$(3.1)	62.0%

Net loss	$(1.7)	$(2.5)	$0.8	(32.0)%	$(5.0)	$(4.7)	$(0.3)	6.4%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	39.7%	46.1%	40.3%	45.9%
Parts sales	15.7%	15.9%	15.9%	15.8%
Service revenue	10.1%	10.7%	10.0%	11.0%
Rental revenue	14.8%	15.0%	14.2%	15.3%
Rental equipment sales	19.7%	12.3%	19.5%	11.9%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	35.6%	40.9%	36.1%	41.1%
Parts sales	11.3%	11.4%	11.5%	11.5%
Service revenue	4.1%	4.7%	4.0%	4.6%
Rental revenue	2.0%	2.6%	2.2%	2.9%
Rental depreciation and amortization	10.0%	10.1%	9.8%	9.9%
Rental equipment sales	16.3%	10.8%	16.4%	10.4%
Cost of revenue	79.3%	80.4%	80.0%	80.3%

Gross profit	20.7%	19.6%	20.0%	19.7%

Revenues:    Construction Equipment segment revenues increased by 65.7% to $181.1 million for the three months ended June 30, 2021 as compared to the same period last year. This increase was mainly attributable to the full period results from the Martin, Howell and Vantage acquisitions that occurred throughout the second half of 2020. The Construction Equipment segment, which was less operationally impacted by COVID-19 versus our Material Handling segment, has also been quicker to recover from the impact of the COVID-19 pandemic than our Material Handling segment. On an organic basis, new and used equipment sales increased 18.2%, and parts and service revenues are up 29.9% when comparing to the same period last year, as we have realized increased technician headcount on an organic basis. Rental revenue has increased on an organic basis of 48.1%, and rental equipment sales increased 107.5% from the same time a year ago on an organic basis. Our rental department experienced an increase in both utilization and rate improvement, along with an increase in the demand for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment. Sustaining our rental fleet size throughout the COVID-19 pandemic has proven beneficial to begin 2021 as we are well-positioned to secure rental and sales opportunities in a strong pricing environment.

Construction Equipment segment revenues increased by 69.7% to $343.1 million for the six months ended June 30, 2021 as compared to the same period last year.

Gross profit (GP):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	10.3%	11.3%	(1.0)%	10.3%	10.5%	(0.2)%
Parts sales	27.8%	28.2%	(0.3)%	28.0%	27.5%	0.5%
Service revenue	59.6%	56.4%	3.2%	59.9%	58.1%	1.8%
Rental revenue	19.4%	15.9%	3.5%	15.6%	16.8%	(1.2)%
Rental equipment sales	17.1%	11.9%	5.1%	16.3%	12.9%	3.4%

Segment gross profit	20.7%	19.6%	1.1%	20.0%	19.7%	0.3%

Construction Equipment gross profit increased by 1.1% to 20.7% in the three months ended June 30, 2021, from 19.6% compared to the same period in 2020. New and used equipment sales margins as well as parts margins held flat compared to the same period in 2020. Service revenue margins were up 3.2% in the second quarter of 2021 compared to the same period in 2020, and in line with expectations. Rental revenue gross margins improved amid strengthening physical utilization and a positive rate environment.  Additionally, rental equipment sales gross margin improved by 3.1% as favorable pricing conditions exist in the market for lightly used equipment.

Construction Equipment gross profit increased by 0.3% to 20% in the six months ended June 30, 2021, from 19.7% compared to the same period in 2020.

General and Administrative expenses: Construction Equipment general and administrative (G&A) expenses increased by $13.7 million to $34.9 million for the three months ended June 30, 2021, as compared to the same period in 2020. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Martin, Howell and Vantage throughout the second half of 2020.

Construction Equipment general and administrative (G&A) expenses increased by $26.1 million to $65.6 million for the six months ended June 30, 2021, as compared to the same period in 2020 for the same reasons as discussed above.

Other Income (expense):  Construction Equipment other expense increased by $1.6 million to ($4.3) million for the three months ended June 30, 2021, as compared to the same period in 2020. The quarter over quarter increase was mainly due to the interest expense respective to the 2020 acquisitions, as assets were financed through our line of credit and floorplan financing facilities.

Construction Equipment other expense increased to ($8.1) million for the six months ended June 30, 2021, as compared to ($5.0) the same period in 2020.

Liquidity and Capital Resources

Six months ended June 30, 2021 compared with six months ended June 30, 2020 Cash Flows

Cash Flow from Operating Activities.    Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2021, operating activities resulted in net cash provided by operations of $8.6 million. Our reported net loss of $20.3 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, debt extinguishment, changes in deferred taxes and the share-based payments, provided net cash inflows of $30.6 million. Changes in working capital included $87.4 million of net new inventory purchased which was offset by transfers of $88.1 million to used and rental fleet, a $18.6 million increase in accounts receivable and $9.3 million unfavorable change in prepaid expenses and other assets and leases and other liabilities. Cash flows from operating activities were favorably impacted by $67.8 million due to proceeds from the sale of rental equipment, a $19.5 million increase in accounts payable, accrued expenses, customer deposits, and other liabilities and a $6.0 million in net proceeds from manufacturer floor plans.

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

Cash Flow from Investing Activities.    For the six months ended June 30, 2021, our cash used in investing activities was $27.6 million. This was mainly due to $25.0 million purchases of rental equipment and non-rental property and equipment offset by proceeds from the sale of assets and $2.6 million use of cash for the recent ScottTech acquisition and Howell working capital adjustment.

For the six months ended June 30, 2020, our cash used in investing activities was $123.4 million. This was mainly due to $98.0 million use of cash as a result of the Flagler, Liftech and PeakLogix acquisitions and $25.5 million for purchases of rental equipment and non-rental property and equipment.

Cash Flow from Financing Activities.    For the six months ended June 30, 2021, cash provided by financing activities was $19.6 million. The favorable impact was mainly due to $310.2 million net proceeds from the Notes issuance. This was partially offset by $153.1 million payments related to the extinguishment of term loan, $126.2 million of net payments under our lines of credits, net payments of $5.4 million related to the floor plans with an unaffiliated source (i.e. a non-vendor), $2.2 million payments on long term debt and capital lease obligations, $2.1 million payments related to preferred dividend and promissory notes, and $1.6 million of payments related to debt issuance costs.

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

Sources of Liquidity

The Company reported $1.8 million in cash for the six months ended June 30, 2021.

On April 1, 2021, the Company completed a private offering of $315 million of its 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the guarantors on a second lien, senior secured basis. The Notes were issued pursuant to an indenture dated April 1, 2021 among the Company, the guarantors and Wilmington Trust, National Association, as trustee and as collateral agent. The Notes mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021.

Effective April 1, 2021, the Company amended and restated its credit facility with its first lien lender by entering into the Sixth Amended and Restated ABL First Lien Credit Agreement (“Amended and Restated Credit Agreement” and the facility thereunder, the “ABL Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein.  Subject to the borrowing base limitation in the Amended and Restated Credit Agreement, the ABL Facility provides borrowings of up to $350 million and matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes remain outstanding as of December 1, 2025.

In connection with the offering of the Notes and the Amended and Restated Credit Agreement, the Company amended and restated its floor plan facility with its first lien lender by entering into the Sixth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lender JP Morgan Chase Bank, N.A., as Administrative Agent. The Floor Plan Credit Agreement is an asset-based revolving loan facility related to the floor plan equipment that provides for borrowings of up to the lesser of $40 million or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

Line of Credit and First Lien Floor Plan Facility

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $350 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of June 30, 2021, the Company had an outstanding revolving line of credit balance of $33.8 million, excluding unamortized debt issuance costs.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the First Lien Floor Plan Facility is LIBOR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $600 million. The total amount outstanding as of June 30, 2021 and December 31, 2020 was $191.5 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.7 million and $1.5 million, respectively.

Senior Secured Second Lien Notes

 As of June 30, 2021, outstanding borrowings under the Senior Secured Second Lien Notes were $315.0 million, which included $5.7 million deferred financing costs and original issue discounts. As of June 30, 2021, the effective interest rate was 5.625%.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended June 30, 2021 was approximately $110.9 million, including $88.1 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $67.8 million for the period ended June 30, 2021 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of June 30, 2021, we had $367.4 million of available borrowings under the revolving line of credit and floor plans.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2021, there was $1.4 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The terms of the guarantees range from three to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.3 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: August 12, 2021	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)