Form 10-Q
period 2021-09-30
ALTA EQUIPMENT GROUP INC.
filed 2021-11-12
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 32,363,376 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1.2	$1.2
Accounts receivable, net of allowances of $9.9 and $7.1 as of September 30, 2021 and December 31, 2020, respectively	168.2	137.8
Inventories, net	204.9	229.0
Prepaid expenses and other current assets	21.6	13.6
Total current assets	395.9	381.6

PROPERTY AND EQUIPMENT, NET	338.3	311.9
OTHER ASSETS
Goodwill	25.2	24.3
Intangible assets, net	26.2	26.3
Other assets	1.8	2.1
Total other assets	53.2	52.7
TOTAL ASSETS	$787.4	$746.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$45.4	$157.7
Floor plan payable – new equipment	105.0	127.6
Floor plan payable – used and rental equipment	44.5	29.8
Current portion of long-term debt	0.6	8.7
Accounts payable	52.6	58.9
Customer deposits	14.9	9.3
Accrued expenses	41.2	30.1
Other current liabilities	20.3	12.2
Total current liabilities	324.5	434.3

LONG-TERM LIABILITIES
Long-term debt, net of current portion	309.7	135.0
Capital lease obligations, net of current portion	0.2	0.6
Buyback residual obligations, net of current portion	0.5	0.7
Lease liability, net of current portion	1.9	2.5
Guaranteed purchase obligation, net of current portion	5.2	6.9
Other liabilities	9.5	9.3
TOTAL LIABILITIES	$651.5	$589.3
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at September 30, 2021 and December 31, 2020	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 32,363,376 issued and outstanding at September 30, 2021, 30,018,502 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	217.1	216.2
Treasury stock	(5.9)	(5.9)
Accumulated deficit	(75.3)	(53.4)
TOTAL STOCKHOLDERS’ EQUITY	135.9	156.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787.4	$746.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Revenues:
New and used equipment sales	$136.8	$97.9	$392.6	$275.2
Parts sales	44.8	35.5	130.3	92.3
Service revenue	41.9	35.5	123.0	94.1
Rental revenue	41.7	32.2	113.0	83.4
Rental equipment sales	29.8	19.5	97.6	48.2
Net revenue	$295.0	$220.6	$856.5	$593.2
Cost of revenues:
New and used equipment sales	114.3	84.4	333.3	240.3
Parts sales	30.5	24.3	89.8	63.3
Service revenue	17.3	13.5	48.2	35.9
Rental revenue	4.6	5.4	15.3	14.8
Rental depreciation	22.2	19.2	62.9	47.1
Rental equipment sales	25.0	17.1	81.7	41.7
Cost of revenue	$213.9	$163.9	$631.2	$443.1
Gross profit	$81.1	$56.7	$225.3	$150.1
General and administrative expenses	72.9	58.4	209.4	153.2
Depreciation and amortization expense	2.2	1.8	6.3	4.5
Total general and administrative expenses	75.1	60.2	215.7	157.7
Income (loss) from operations	$6.0	$(3.5)	$9.6	$(7.6)
Other income (expense)
Interest expense, floor plan payable – new equipment	(0.4)	(0.5)	(1.4)	(1.8)
Interest expense – other	(5.6)	(5.6)	(16.2)	(15.9)
Other income	0.2	8.0	0.3	8.7
Loss on extinguishment of debt	—	—	(11.9)	(7.6)
Total other (expense) income	$(5.8)	$1.9	$(29.2)	$(16.6)
Income (loss) before taxes	$0.2	$(1.6)	$(19.6)	$(24.2)
Income tax provision (benefit)	—	(1.9)	0.5	(3.4)
Net Income (loss)	$0.2	$0.3	$(20.1)	$(20.8)
Preferred stock dividends	(0.7)	—	(1.8)	—
Net (loss) income available to common shareholders	$(0.5)	$0.3	$(21.9)	$(20.8)
Basic (loss) income per share	$(0.02)	$0.01	$(0.69)	$(0.81)
Diluted (loss) income per share	$(0.02)	$0.01	$(0.69)	$(0.81)
Basic weighted average common shares outstanding	32,363,376	29,221,460	31,484,906	25,689,145
Diluted weighted average common shares outstanding	32,363,376	29,310,674	31,484,906	25,689,145

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at June 30, 2021	1,200,000	$—	32,363,376	$—	$216.7	$(74.8)	$(5.9)	$136.0
Net income	—	—	—	—	—	0.2	—	0.2
Dividends on preferred stock	—	—	—	—	—	(0.7)	—	(0.7)
Share based compensation	—	—	—	—	0.4	—	—	0.4
Balance at September 30, 2021	1,200,000	$—	32,363,376	$—	$217.1	$(75.3)	$(5.9)	$135.9

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at June 30, 2020	—	$—	29,511,359	$—	$180.4	$(63.3)	$(2.9)	$114.2
Net income	—	—	—	—	—	0.3	—	0.3
Share based compensation	—	—	390,000	—	3.2	—	—	3.2
Repurchases of common stock	—	—	(390,000)	—	—	—	(3.0)	(3.0)
Balance at September 30, 2020	—	$—	29,511,359	$—	$183.6	$(63.0)	$(5.9)	$114.7

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(20.1)	—	(20.1)
Dividends on preferred stock	—	—	—	—	—	(1.8)	—	(1.8)
Share based compensation	—	—	—	—	0.9	—	—	0.9
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—
Balance at September 30, 2021	1,200,000	$—	32,363,376	$—	$217.1	$(75.3)	$(5.9)	$135.9

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	—	$—	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	—	—	(20.8)	—	(20.8)
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(19.0)	—	(19.0)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	—	—	1.6	—	—	1.6
Share based compensation			390,000	—	3.2	—	—	3.2
Repurchases of common stock	—	—	(390,000)	—	—	—	(5.9)	(5.9)
Balance at September 30, 2020	—	$—	29,511,359	$—	$183.6	$(63.0)	$(5.9)	$114.7

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(20.1)	$(20.8)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	69.2	51.6
Amortization of debt discount and debt issuance costs	1.3	1.2
Amortization of fair market rent	0.1	—
Imputed interest	0.2	—
Gain on sale of rental equipment	(15.9)	(6.5)
Inventory obsolescence	0.9	1.3
Provision for bad debt	3.4	2.8
Loss on debt extinguishment	11.9	7.6
Share based compensation	0.9	6.3
Changes in deferred rent	0.8	—
(Repayment) accrual of paid-in-kind interest	—	(11.2)
Changes in deferred taxes	0.5	(3.4)
Changes in:
Accounts receivable	(33.0)	6.2
Inventories	(116.0)	(102.8)
Proceeds from sale of rental equipment	97.6	48.2
Prepaid expenses and other assets	(8.3)	(5.5)
Proceeds from floor plans with manufacturers	283.7	240.5
Payments under floor plans with manufacturers	(289.6)	(273.1)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	17.8	15.9
Leases and other liabilities	(1.3)	(3.1)
Net cash provided by (used in) operating activities	$4.1	$(44.8)
INVESTING ACTIVITIES
Proceeds from the sale of assets	1.4	1.0
Expenditures for rental equipment	(30.9)	(34.5)
Expenditures for property and equipment	(7.0)	(4.0)
Expenditures for acquisitions, net of cash acquired	(3.9)	(128.8)
Net cash used in investing activities	$(40.4)	$(166.3)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(1.5)	(2.7)
Extinguishment of floor plans and line of credit	—	(132.9)
Extinguishment of long-term debt	(153.1)	(82.0)
Redemption of former shareholder notes payable	—	(6.7)
Extinguishment of warrant liability	—	(29.6)
Proceeds from lines of credit	242.5	334.5
Payments under lines of credit	(354.8)	(187.1)
Proceeds from floor plans with unaffiliated source	72.8	63.5
Payments under floor plans with unaffiliated source	(74.4)	(61.3)
Proceeds from issuance of long-term debt, net	—	149.4
Proceeds from issuance of notes	310.2	—
Preferred dividends paid	(1.8)	—
Payment of promissory note	(1.0)	—
Payments on long-term debt	(1.9)	(4.8)
Payments on capital lease obligations	(0.7)	(0.5)
Equity proceeds from reverse recapitalization, net	—	175.7
Proceeds from disgorgement of short swing profits	—	1.6
Repurchases of common stock	—	(5.9)
Net cash provided by financing activities	$36.3	$211.2

NET CHANGE IN CASH	—	0.1

Cash, Beginning of year	1.2	—
Cash, End of period	$1.2	$0.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9.1	$26.0

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

Alta Equipment Holdings, Inc. is the holding company for Alta Enterprises, LLC. Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; PeakLogix, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC, Alta Material Handling Upstate New York, LLC, Alta Construction Equipment Ohio, LLC, and Alta Construction Equipment New York, LLC.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the nine months ended September 30, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K.

The Company updated the depreciable useful lives of certain of its rental equipment product categories based on our 2020 year-end analysis of fair value relative to book value, prior-year utilization trends and a review of market participants approach to depreciation for similar products. The updates to depreciable useful lives were adjusted on prospective basis. Specifically, the notable changes for 2021 is extending the depreciable life on lift trucks in our Material Handling segment to 84 months, extending the depreciable life on certain aerial and crane related assets in our Construction Equipment segment to 120 months and applying straight-line depreciation to underutilized construction equipment assets that are being depreciated on a unit-of-activity basis to the extent the assets meet certain underutilization thresholds. These accounting policies of the Company were also described in Note 2 to the audited consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, the COVID-19 outbreak has had an impact on our approach to these estimates and assumptions, specifically in 2020 during the more acute phases of the pandemic, and any increased severity of the pandemic on our business could result in a reassessment of these estimates and assumptions which, in turn, could affect the reported amounts on our financial statements. Please see section titled Risk Factors in our 2020 Annual Report on Form 10-K for a discussion of risks associated with the COVID-19 pandemic.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable.

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company did not identify any indications necessary to perform an interim impairment test for the long-lived assets as of and for the period ended September 30, 2021.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended September 30, 2021.

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

The Company is still assessing the impact Topic 842 will have on its future revenue and expenses. The new accounting standard is effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, and the interim reporting periods beginning January 1, 2022. The Company will adopt the guidance using the modified retrospective transition method whereby the cumulative effect of adopting the standard is recognized in equity on the date of initial application and Topic 842 will apply to all leases existing at, or entered into after, January 1, 2021. The Company continues to perform a comprehensive evaluation on the impacts of adopting Topic 842 and believes this standard will primarily result in a material increase in right-of-use assets and lease liabilities on its consolidated balance sheet. The Company is progressing in its implementation of lease administration software and continues to assess the impact to our accounting policies, systems, processes, and internal controls. While the Company’s evaluation is ongoing, existing processes, controls, and information systems are expected to be impacted. The Company continues to analyze all the practical expedients and plans to elect the package of practical expedients as of the effective date to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The Company does not plan to apply Topic 842 to arrangements with lease terms of 12 months or less or elect the hindsight practical expedient.

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

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. As amended by ASU 2019-10, the ASU 2016-13 is effective for the annual reporting period beginning January 1, 2023. The Company believes ASU 2016-13 will only have applicability to the Company’s receivables from revenue transactions, or trade receivables, except those arising from rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. The Company is currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on the consolidated financial statements or existing internal controls.

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

The lease liability, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At September 30, 2021 and December 31, 2020, the total lease liability relating to these various equipment sale transactions amounted to $3.2 million and $3.8 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $7.5 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

Total deferred revenue relating to automated equipment installation and system integration services, service sales agreements and rental agreements as of September 30, 2021 and December 31, 2020 was $18.2 million and $9.6 million, respectively.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the three months September 30, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$136.8	$136.8	$—	$97.9	$97.9
Parts sales	—	44.8	44.8	—	35.5	35.5
Service revenue	—	41.9	41.9	—	35.5	35.5
Rental revenue	41.7	—	41.7	32.2	—	32.2
Rental equipment sales	—	29.8	29.8	—	19.5	19.5
Net revenue	$41.7	$253.3	$295.0	$32.2	$188.4	$220.6

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the nine months September 30, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Topic 840	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$392.6	$392.6	$—	$275.2	$275.2
Parts sales	—	130.3	130.3	—	92.3	92.3
Service revenue	—	123.0	123.0	—	94.1	94.1
Rental revenue	113.0	—	113.0	83.4	—	83.4
Rental equipment sales	—	97.6	97.6	—	48.2	48.2
Net revenue	$113.0	$743.5	$856.5	$83.4	$509.8	$593.2

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

New and used equipment sales:    With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to revenue being recognized, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by Alta or sold to another customer. The Company does not offer material rights of return. The Company recognized approximately $35.2 million and $7.1 million in revenues for the nine month period ended September 30, 2021 and 2020, respectively and approximately $13.8 million and $6.6 million in revenues for the three month period ended September 30, 2021 and 2020, respectively, from automated equipment installation and system integration services as the performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue:    The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $13.9 million and $12.0 million for the nine month period ended September 30, 2021, and 2020, respectively and $5.0 million and $4.2 million for the three-month period ended September 30, 2021, and 2020, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider. The Company recognizes warranty revenues at the time such services are completed.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both the nine months ended September 30, 2021 and September 30, 2020 was $3.6 million and for both the three months ended September 30, 2021 and September 30, 2020 was $1.2 million.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2021	2020
New equipment	$122.4	$153.5
Used equipment	32.4	31.4
Work in process	7.2	5.4
Parts	46.7	41.6
Gross Inventory	$208.7	$231.9
Inventory reserves	(3.8)	(2.9)
	$204.9	$229.0

Direct labor of $1.1 million and $1.7 million incurred for open service orders were capitalized and included in work in process at September 30, 2021 and December 31, 2020, respectively. The remaining work in process balances as of September 30, 2021 and December 31, 2020 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $1.3 million and $4.5 million for the three and nine months ended September 30, 2021 and was $0.9 million and $2.4 million for the three and nine months ended September 30, 2020.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2021	2020
Land	$2.1	$0.1
Rental fleet	465.8	418.5
Equipment and leasehold improvements:
Machinery and equipment	6.4	5.5
Autos and trucks	6.5	7.0
Leasehold improvements	9.9	8.7
Office equipment	3.3	3.1
Computer equipment	10.8	9.4
Total Cost	$504.8	$452.3

Less: accumulated depreciation and amortization
Rental fleet	(147.8)	(124.6)
Equipment, auto and trucks, leasehold improvements and computer and office equipment	(18.7)	(15.8)
Total accumulated depreciation and amortization	(166.5)	(140.4)
	$338.3	$311.9

Total depreciation and amortization on property and equipment was $62.4 million and $47.8 million for the nine months ended September 30, 2021, and 2020 respectively and $22.3 million and $19.4 million for the three months ended September 30, 2021, and 2020, respectively. The Company had assets related to capital leases, which are included in the machinery and equipment balance above. Such assets had gross carrying values totaling $3.8 million and $4.0 million, and accumulated amortization balances totaling $2.8 million and $2.5 million, as of September 30, 2021, and December 31, 2020, respectively. Of the $465.8 million and $418.5 million of gross cost of rental fleet, $11.3 million and $13.0 million were represented by guaranteed purchase obligation (“GPO”) assets as of September 30, 2021, and December 31, 2020, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of September 30, 2021, and December 31, 2020 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, December 31, 2020	$10.2	$14.1	$24.3
Additions	2.3	—	2.3
Adjustments to purchase price allocations	—	(1.4)	(1.4)
Balance, September 30, 2021	$12.5	$12.7	$25.2

See Note 16, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of September 30, 2021 and December 31, 2020 were as follows (amounts in millions):

	September 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$28.2	$(5.2)	$23.0	$25.9	$(3.1)	$22.8
Tradenames	1.8	(0.6)	1.2	1.6	(0.4)	1.2
Non-compete agreements	0.7	(0.2)	0.5	0.8	(0.1)	0.7
Favorable market rent	1.7	(0.2)	1.5	1.7	(0.1)	1.6
Total	$32.4	$(6.2)	$26.2	$30.0	$(3.7)	$26.3

Amortization of intangible assets were $0.8 million and $2.3 million for the three and nine months ended September 30, 2021, and $0.7 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. The amortization of favorable market rent is recorded to rent expense.

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

Line of Credit and Floor Plan — First Lien Lender

The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of September 30, 2021, the Company had an outstanding ABL Facility balance of $47.8 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at September 30, 2021. As of December 31, 2020, the Company had an outstanding ABL Facility balance of $159.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at December 31, 2020.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the First Lien Floor Plan Facility is LIBOR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company.

As of September 30, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $33.8 million, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2021 was 2.8%. As of December 31, 2020, the Company had an outstanding balance on their First Lien Floor Plan Facility of $35.3 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2020 was 2.9%.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $2 million to $102 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities provide for interest and principal free terms at the OEMs’ discretion. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities prior to the original maturity date of the financing agreement. When this occurs, the payable under the applicable OEM Floor Plan Facility related to the financed equipment being sold becomes due to be paid at the time of sale.

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is LIBOR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of September 30, 2021 ranged from 0.0% to 9.1%. As of September 30, 2021, and December 31, 2020, the Company had an outstanding balance on the OEM Floor Plan Facilities of $115.8 million and $122.2 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $250.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of September 30, 2021, and December 31, 2020, was $149.6 million and $157.5 million, respectively, excluding unamortized debt issuance costs. For the nine months ended September 30, 2021, and 2020, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $1.4 million and $1.8 million, respectively and $0.4 million and $0.5 million for the three months ended September 30, 2021, and 2020 respectively.

Maximum borrowings under the floor plans and ABL Facility are limited to $600 million unless certain other conditions are met. The total amount outstanding as of September 30, 2021, and December 31, 2020, was $197.4 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.6 million and $1.5 million, respectively.

NOTE 10 — LONG-TERM DEBT

On April 1, 2021, the Company completed a private offering of our Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives.

Senior Secured Second Lien Notes

On April 1, 2021, the Company sold $315 million of our 5.625% Notes which are due in 2026. The Notes are guaranteed (the “Guarantees” and, together with the Notes, the “Securities”) by the guarantors that are party thereto (the “Guarantors”) on a second lien, senior secured basis. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the initial purchasers.

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

 The Notes bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. The October 15, 2021 interest payment was made on or about October 15, 2021.

As of September 30, 2021, outstanding borrowings under the Notes were $309.7 million, which included $5.3 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Term Loan

 On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a second lien term loan (the “Term Loan”) in an aggregate principal amount of $155.0 million with a second priority lien lender through syndication, with an initial maturity date of August 2025. The term loan was payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at LIBOR plus 8%. On April 1, 2021, in connection with the issuance of the new Notes, the Company repaid all of its outstanding obligations under the Term Loan, $147.3 million, completely discharging the Company of any further obligations to the lender.

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

The Company’s long-term debt consists of the following (amounts in millions):

	September 30,	December 31,
	2021	2020
High yield notes	$315.0	$—
Term loan	—	149.2
Unamortized debt issuance costs	(1.1)	(1.8)
Debt discount	(4.2)	(4.6)
Capital leases	0.8	1.5
Total debt and capital leases	$310.5	$144.3
Less: current maturities	(0.6)	(8.7)
Long-term debt and capital leases, net	$309.9	$135.6

As of September 30, 2021, the Company was in compliance with the financial covenants set forth in its debt agreements.

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition which was due one year from the date of the acquisition. During the second quarter of 2021, the Promissory Note of $1.1 million, inclusive of accrued interest, was paid in full.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the asset purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of September 30, 2021, the Company recorded a $1.8 million liability which included a $1.7 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. See Note 15, Fair Value Instruments and Note 16, Business Combinations for further information.

NOTE 11 — CONTINGENCIES

Guarantees

As of September 30, 2021, and December 31, 2020, the Company was party to certain contracts in which it guarantees the performance of agreements between various third-party financial institutions. The terms of the guarantees range from two to six years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.7 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

Legal Proceedings

During the nine months ended September 30, 2021 and September 30, 2020, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of each of September 30, 2021, and December 31, 2020 there was $1.4 million in outstanding letters of credits issued in the normal course of business.

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

The income tax provision (benefit) for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal taxes-current	$—	$—	$—	$—
Federal taxes-deferred	—	(1.4)	0.4	(2.6)
State taxes-current	—	—	—	—
State taxes-deferred	—	(0.5)	0.1	(0.8)
	$—	$(1.9)	$0.5	$(3.4)

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The Company recorded an income tax expense of $0.0 million and a benefit of $1.9 million for the three months ended September 30, 2021, and 2020 and an income tax expense of $0.5 million and an income tax benefit of $3.4 million for the nine months ended September 30, 2021 and 2020 respectively. As a result of Alta’s third quarter 2021 analysis of the realizability of its deferred tax asset, and after considering tax planning initiatives and other inputs, Alta determined that it was more likely than not that deferred tax asset would not be realized and has thus maintained a full valuation allowance against the deferred tax asset.

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

The effective tax rate for the nine months ended September 30, 2021 was (2.3)% when compared to 24.1% for the period from February 14, 2020 to September 30, 2020 in connection with the reverse recapitalization. This was mainly due to the impact of the establishment of the valuation allowance during the first quarter of 2021.

As of December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately $27.0 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. As of September 30, 2021, we have deferred employer payroll taxes of $5.6 million under the CARES Act, with half of the deferred amounts due by December 31, 2021, and the remaining half due by December 31, 2022.

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

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors, at the rate of 10% of the $25,000 liquidation preference ($25.00 per depositary share) per year (equivalent to $2,500 or $2.50 per depositary share).

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. On April 9, 2021, the Company declared a cash dividend $0.89 per depositary share, which was paid on April 30, 2021 to holders of record as of the close of business on April 15, 2021. This dividend payment covered the period from and including December 22, 2020 through, but not including April 30, 2021. On July 2, 2021, the Company declared a cash dividend $.625 per depository share, which was paid on August 2, 2021 to holders of record as of the close of business on July 15, 2021. The dividend payment covered the period from and including April 30, 2021 through, but not including July 31, 2021.

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

The Company recognized total compensation expense of $0.9 million and $3.2 million for the nine months ended September 30, 2021, and 2020 respectively.

As of September 30, 2021, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes our restricted stock unit activity as of September 30, 2021:

Restricted Stock Units	Number of units	Weighted average grant date fair value
Unvested as of December 31, 2020	300,000	$7.60
Granted	114,292	13.31
Vested-issued	(65,000)	7.60
Vested-unissued	(40,000)	7.60
Forfeited	—	—
Unvested as of September 30, 2021	309,292	$9.71

NOTE 15 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of September 30, 2021 and December 31, 2020.

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

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of September 30, 2021 and December 31, 2020, which was presented in “Other Liabilities” on the Consolidated Balance Sheet:

	September 30, 2021
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

The following is a summary of changes to Level 3 instruments as of September 30, 2021 and December 31, 2020:

Contingent Consideration
Balance, January 1, 2020	$—
Acquisition of PeakLogix	1.0
Acquisition of Hilo	0.8
Change in fair value	—
Balance, December 31, 2020	1.8
Change in fair value	—
Balance, September 30, 2021	$1.8

NOTE 16 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2021 (amounts in millions):

	ScottTech	Baron
Cash	$0.5	$—
Accounts receivable	0.9	—
Inventory	0.3	0.3
Prepaid and other assets	0.1	0.3
Rental fleet, net	—	—
Property and equipment, net	0.4	0.2
Intangible assets	—	—
Goodwill	1.5	0.8
Total Assets	$3.7	$1.6

Floor plan payable	—	—
Accounts payable	(0.3)	—
Accrued expenses	(0.1)	—
Other current liabilities	(0.9)	(0.3)
Other liabilities	—	—
Total liabilities	$(1.3)	$(0.3)

Net Assets Acquired	$2.4	$1.3

Assets acquired net of cash	$1.9	$1.3

SCOTTTECH, LLC (“ScottTech”)

On March 1, 2021, the Company acquired all the assets of ScottTech, for a total purchase price of $2.4 million, paid out of available funds.

The estimated fair values of assets acquired, and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. The Company expects the intangible assets recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

Baron Industries (“Baron”)

On September 1, 2021, the Company acquired all the assets of Baron for a total purchase price of $1.3 million, of which $1.2 million was paid out of available funds, and the remaining $0.1 million will be paid out subject to finalization of working capital adjustments.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements.

The estimated fair values of assets acquired, and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. The Company expects the intangible recognized to be 100% deductible for income tax purposes. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired from the acquisitions in 2020 (amounts in millions):

	Flagler	Liftech	Peak	Hilo	Martin	Howell	Vantage	Total
Cash	$0.4	$—	$3.0	$2.1	$—	$—	$—	$5.5
Accounts receivable	15.1	4.4	4.6	5.4	1.0	5.2	3.6	39.3
Inventory	37.5	9.6	0.4	4.7	6.8	6.3	7.5	72.8
Prepaid and other assets	0.5	1.0	0.2	0.2	—	—	—	1.9
Rental fleet, net	47.8	4.7	—	7.5	6.3	12.4	15.9	94.6
Property and equipment, net	2.9	1.2	0.2	1.7	—	1.1	1.0	8.1
Intangible assets	14.6	1.2	5.8	2.4	1.5	2.4	—	27.9
Goodwill	5.8	1.5	0.7	3.2	0.8	1.7	0.5	14.2
Total Assets	$124.6	$23.6	$14.9	$27.2	$16.4	$29.1	$28.5	$264.3

Floor plan payable	(29.0)	(3.5)	—	(4.4)	—	(0.8)	(2.1)	(39.8)
Accounts payable	(14.0)	(1.6)	(1.5)	(2.8)	(0.2)	(1.0)	(1.4)	(22.5)
Accrued expenses	(4.1)	—	(0.1)	(0.3)	(0.1)	(0.3)	(0.6)	(5.5)
Other current liabilities	—	(0.1)	(3.9)	(0.4)	—	—	(0.1)	(4.5)
Other liabilities	(1.3)	—	—	—	—	—	—	(1.3)
Total Liabilities	$(48.4)	$(5.2)	$(5.5)	$(7.9)	$(0.3)	$(2.1)	$(4.2)	$(73.6)

Net Assets Acquired	$76.2	$18.4	$9.4	$19.3	$16.1	$27.0	$24.3	$190.7

Assets acquired net of cash	$75.8	$18.4	$6.4	$17.2	$16.1	$27.0	$24.3	$185.2

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of property, plant, and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property, plant, and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Pro forma financial information – 2021

The financial effect of the 2021 acquisitions were not material to the consolidated financial statements. As such, pro forma results of operations have not been presented.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia as well as the New England region (including Boston) of the United States. As of September 30, 2021, the Material Handling segment included the ScottTech and Baron acquisitions and its related results for the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, New York (not including New York City), Florida and the New England region (including Boston) of the United States.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the quarter ended September 30, 2021, Corporate incurred expenses associated with compensation (including shared based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses and interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, which were offset with income tax benefit. Corporate incurred $11.9 million and $7.6 million in debt extinguishment fees for the nine months ended September 30, 2021 and September 30, 2020 respectively. Corporate incurred an additional $7.6 million in transaction costs and other expenses associated with the reverse recapitalization for the nine months ended September 30, 2020.

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

In connection with the purchase of NITCO LLC in 2019, the Company expanded its full-service material handling and construction equipment dealer operations into New England market. Given that the sales of the business were more heavily weighted to material handling versus construction and that NITCO’s reporting systems made it difficult for the construction business to be observed separate from the Material Handling operation, NITCO’s total financial results were historically presented within our Material Handling segment. On January 1, 2021, with the migration of the NITCO business to the Company’s main ERP system, the Company is now able to report the results for the Material Handling and Construction Equipment results within their respective segments for the NITCO business unit. As such, the Company has re-casted certain prior period segment-level results for the NITCO business unit to be consistent with the current period presentation for appropriate period-over-period comparability.

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2021 (amounts in millions):

	Nine Months Ended September 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$174.7	$217.9	$—	$392.6
Parts sales	47.7	82.6	—	130.3
Service revenue	70.4	52.6	—	123.0
Rental revenue	35.1	77.9	—	113.0
Rental equipment sales	0.8	96.8	—	97.6
Total revenue	$328.7	$527.8	$—	$856.5
Interest expense	6.1	10.1	1.4	17.6
Depreciation and amortization	13.6	55.6	—	69.2
Net income (loss)	$6.7	$(5.2)	$(23.4)	$(21.9)

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2021 (amounts in millions):

	Three Months Ended September 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$57.2	$79.6	$—	$136.8
Parts sales	16.8	28.0	—	44.8
Service revenue	23.7	18.2	—	41.9
Rental revenue	12.6	29.1	—	41.7
Rental equipment sales	—	29.8	—	29.8
Total revenue	$110.3	$184.7	$—	$295.0
Interest expense	2.0	3.4	0.6	6.0
Depreciation and amortization	4.6	19.8	—	24.4
Net income (loss)	$3.4	$(0.2)	$(3.7)	$(0.5)

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2020 (amounts in millions):

	Nine Months Ended September 30, 2020
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$137.5	$137.7	$—	$275.2
Parts sales	40.2	52.1	—	92.3
Service revenue	58.5	35.6	—	94.1
Rental revenue	31.2	52.2	—	83.4
Rental equipment sales	6.0	42.2	—	48.2
Total revenue	$273.4	$319.8	$—	$593.2
Interest expense	4.0	8.1	5.6	17.7
Depreciation and amortization	15.0	36.6	—	51.6
Net income (loss)	$5.7	$(12.6)	$(13.9)	$(20.8)

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2020 (amounts in millions):

	Three Months Ended September 30, 2020
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$53.1	$44.8	$—	$97.9
Parts sales	15.4	20.1	—	35.5
Service revenue	22.1	13.4	—	35.5
Rental revenue	11.0	21.2	—	32.2
Rental equipment sales	1.4	18.1	—	19.5
Total revenue	$103.0	$117.6	$—	$220.6
Interest expense	1.3	2.8	2.0	6.1
Depreciation and amortization	5.6	15.4	—	21.0
Net income (loss)	$2.1	$(7.9)	$6.1	$0.3

The following table presents the Company’s identified assets by reportable segment for the period ending September 30, 2021 and December 31, 2020 (amounts in millions):

	September 30, 2021	December 31, 2020
Segment assets:
Material handling	$249.6	$221.5
Construction equipment	533.7	523.4
Corporate	4.1	1.3
Total assets	$787.4	$746.2

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

Basic and diluted earnings per share for the three months ended September 30, 2021, and 2020, and for the nine months ended September 30, 2021 and 2020 were calculated as follows (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, per share amounts)	2021	2020	2021	2020
Basic net (loss) income per share:
Net (loss) income	$(0.5)	$0.3	$(21.9)	$(20.8)
Basic weighted average common shares outstanding	32,363,376	29,221,460	31,484,906	25,689,145
Basic net (loss) income per share of common stock:	$(0.02)	$0.01	$(0.69)	$(0.81)
Diluted net (loss) income per share:
Net (loss) income	$(0.5)	$0.3	$(21.9)	$(20.8)
Basic weighted average common shares outstanding	32,363,376	29,221,460	31,484,906	25,689,145
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	—	89,214	—	—
Diluted weighted average common shares outstanding	32,363,376	29,310,674	31,484,906	25,689,145
Diluted net (loss) income per share of common stock:	$(0.02)	$0.01	$(0.69)	$(0.81)

Securities excluded from the calculation of diluted loss per share were approximately 157,000 for the three months ended September 30, 2021, and approximately 155,000 and 54,000 for the nine months ended September 30, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended September 30, 2020.

NOTE 19 — SUBSEQUENT EVENTS

On October 1, 2021, the Company closed its acquisition of all the assets of Gibson Machinery, LLC (“Gibson”), a privately held premium equipment distributor based in Oakwood Village, near Cleveland, Ohio. The purchase price for the acquisition was $15.5 million and consisted of $11.1 million of cash paid at closing. The Company assumed $4.4 million of equipment financing at closing. The purchase price is subject to certain post-close adjustments. Included in the purchased assets of Gibson are approximately $1.2 million worth of floorplan-eligible new equipment inventory, yielding an enterprise value at close of approximately $14.3 million.

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

Recent Developments

COVID-19

The economic volatility and disruptions caused by the COVID-19 pandemic caused an adverse effect on our business and our financial results in 2020. Our business activity levels, with the exception of rental utilization in certain geographies, stabilized in the third quarter of 2020 to near pre-COVID levels, and since that time have generally held at or, in certain geographies and departments, have gone beyond pre-COVID levels. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely. Although based on current business levels we believe the worst of the pandemic’s effect on our business to be behind us, uncertainty remains regarding emerging variant strains of COVID-19 and how long it will take for the COVID-19 pandemic to subside, including how quickly and completely vaccines will be broadly administered in the United States and the rest of the world, and the effectiveness of such vaccines in reducing the spread of COVID-19.

While our operations in the third quarter of 2021, in general, performed beyond pre-COVID levels, we will continue to monitor key performance metrics such as labor hour demand and rental utilization and, in-turn, rationalize our skilled labor and rental fleet levels to match expected demand for the remainder of 2021 and through the end of the COVID-19 pandemic.

We believe that the acquisitions and investments made in the calendar year 2020 and through the first three quarters of 2021, expanded our service capabilities, geographic reach, end market diversification and product offerings; each of which will ultimately strengthen our resiliency to economic shocks and will help to preserve liquidity over the long term.

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

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities laws, and are based on our current expectations and assumptions. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not intended to guaranty future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•

the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages, supply chain disruptions, inflationary pressures resulting from supply chain disruptions or a tightening labor market, negative impacts on customer payment policies and adverse banking and governmental regulations, resulting in a potential reduction to the fair value of our assets;

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on form 10-Q for the first two quarters of 2021 and in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We have operated as an equipment dealership for 37 years and have developed a branch network that includes over 55 locations in Michigan, Illinois, Indiana, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia, and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisition of PeakLogix and subsequent acquisition of ScottTech, we have entered the warehouse design, automated equipment installation and system integration sector, which we believe has natural synergies with our Material Handling business and positions us to take advantage of the macroeconomic trend in warehousing and logistics, and e-commerce.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The Material Handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, Alta Material Handling Upstate New York, LLC, PeakLogix, LLC, and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois, New York, Florida and throughout the New England States. The Construction Equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Construction Equipment Florida, LLC, Alta Construction Equipment Ohio, LLC and Alta Construction Equipment New York, LLC. As further explained below, NITCO, LLC, engages in operations related to both the Material Handling and the Construction Equipment segment within a common legal entity.

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

Acquisitions

Baron Industries

On September 1, 2021, the Company acquired Baron Industries (“Baron”), a privately held dock & door company, for a total purchase price of $1.3 million. Baron specializes in commercial overhead loading dock doors and equipment, hydraulic lifts, and vertical reciprocating conveyors. The acquisition is another step in the Company’s strategy to build out a full-service warehousing and logistics offering within the material handling segment.

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

Vantage Equipment, LLC

On December 31, 2020, the Company acquired the assets of Vantage, a construction equipment dealer in Upstate New York, for a total purchase price of $24.3 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $22.6 million. The acquisition expands our construction equipment segment into the Upstate New York market, scales our relationship with a major OEM and diversifies the Company’s end markets.

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

Hilo Equipment & Services

On July 1, 2020, the Company acquired the assets of Hilo, a Material Handling equipment dealer with three branches in the New York City metro area, for a total purchase price, net of cash, of $17.2 million, and potential additional earn-out payments of $1.0 million tied to post closing performance of the Hilo business. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $19.0 million. The acquisition aligns with our growth strategy by expanding our distribution footprint with a major OEM, giving us a strategic presence in yet another densely populated major market and strengthens our overall coverage of the Northeastern United States.

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

FlaglerCE Holdings, LLC

On February 14, 2020, the Company acquired the assets of Flagler, a construction equipment dealer in Florida, for a total purchase price, net of cash, of $75.8 million, which was paid out of funds from the closing of the reverse recapitalization. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $79.0 million. The acquisition expands our heavy equipment business into the Florida construction market, scales our relationship with a major OEM and provides an opportunity for us to deploy our aftermarket strategies in a robust and growing construction market in the southeastern United States.

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

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $454.4 million. The original acquisition cost of our rental fleet excludes the value of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

Results of Operations

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$136.8	$97.9	$38.9	39.7%	$392.6	$275.2	$117.4	42.7%
Parts sales	44.8	35.5	9.3	26.2%	130.3	92.3	38.0	41.2%
Service revenue	41.9	35.5	6.4	18.0%	123.0	94.1	28.9	30.7%
Rental revenue	41.7	32.2	9.5	29.5%	113.0	83.4	29.6	35.5%
Rental equipment sales	29.8	19.5	10.3	52.8%	97.6	48.2	49.4	102.5%
Net revenue	$295.0	$220.6	$74.4	33.7%	$856.5	$593.2	$263.3	44.4%

Cost of revenues:
New and used equipment sales	114.3	84.4	29.9	35.4%	333.3	240.3	93.0	38.7%
Parts sales	30.5	24.3	6.2	25.5%	89.8	63.3	26.5	41.9%
Service revenue	17.3	13.5	3.8	28.1%	48.2	35.9	12.3	34.3%
Rental revenue	4.6	5.4	(0.8)	(14.8)%	15.3	14.8	0.5	3.4%
Rental depreciation	22.2	19.2	3.0	15.6%	62.9	47.1	15.8	33.5%
Rental equipment sales	25.0	17.1	7.9	46.2%	81.7	41.7	40.0	95.9%
Cost of revenue	$213.9	$163.9	$50.0	30.5%	$631.2	$443.1	$188.1	42.5%

Gross profit	$81.1	$56.7	$24.4	43.0%	$225.3	$150.1	$75.2	50.1%

General and administrative expenses	72.9	58.4	14.5	24.8%	209.4	153.2	56.2	36.7%
Depreciation and amortization expense	2.2	1.8	0.4	22.2%	6.3	4.5	1.8	40.0%
Total general and administrative expenses	$75.1	$60.2	$14.9	24.8%	$215.7	$157.7	$58.0	36.8%

Income (loss) from operations	$6.0	$(3.5)	$9.5	(271.4)%	$9.6	$(7.6)	$17.2	(226.3)%

Other (expense) income
Interest expense, floor plan payable – new equipment	(0.4)	(0.5)	0.1	(20.0)%	(1.4)	(1.8)	0.4	(22.2)%
Interest expense – other	(5.6)	(5.6)	—	—	(16.2)	(15.9)	(0.3)	1.9%
Other income	0.2	8.0	(7.8)	(97.5)%	0.3	8.7	(8.4)	(96.6)%
Loss on extinguishment of debt	—	—	—	NA	(11.9)	(7.6)	(4.3)	56.6%
Total other (expense) income	$(5.8)	$1.9	$(7.7)	(405.3)%	$(29.2)	$(16.6)	$(12.6)	75.9%

Income (loss) before taxes	$0.2	$(1.6)	$1.8	(112.5)%	$(19.6)	$(24.2)	$4.6	(19.0)%

Income tax provision (benefit)	—	(1.9)	1.9	(100.0)%	0.5	(3.4)	3.9	(114.7)%

Net Income (loss)	$0.2	$0.3	$(0.1)	(33.3)%	$(20.1)	$(20.8)	$0.7	(3.4)%

Preferred stock dividends	(0.7)	—	(0.7)	100.0%	(1.8)	—	(1.8)	100.0%
Net (loss) income available to common shareholders	$(0.5)	$0.3	$(0.8)	(266.7)%	$(21.9)	$(20.8)	$(1.1)	5.3%

	Percent of Revenue		Percent of Revenue
Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	46.4%	44.4%	45.8%	46.4%
Parts sales	15.2%	16.1%	15.2%	15.6%
Service revenue	14.2%	16.1%	14.4%	15.9%
Rental revenue	14.1%	14.6%	13.2%	14.0%
Rental equipment sales	10.1%	8.8%	11.4%	8.1%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	38.7%	38.3%	38.9%	40.5%
Parts sales	10.3%	11.0%	10.5%	10.7%
Service revenue	5.9%	6.1%	5.6%	6.1%
Rental revenue	1.6%	2.4%	1.8%	2.5%
Rental depreciation	7.5%	8.7%	7.4%	7.9%
Rental equipment sales	8.5%	7.8%	9.5%	7.0%
Cost of revenue	72.5%	74.3%	73.7%	74.7%

Gross profit	27.5%	25.7%	26.3%	25.3%

Revenues:    Consolidated revenues increased by $74.4 million, or 33.7%, to $295.0 million for the three months ended September 30, 2021 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the acquisitions completed in 2020, the favorable business climate existing in the quarter, and the relative impact COVID-19 had on the 2020 comparative period. If excluding the effects of acquisition by observing the consolidated results on an organic basis, thereby including only the results of the entities that appear fully in both periods, new and used equipment sales increased 27.8% over the same period last year as market demand for equipment remains high, but lead time delays within the supply chain have limited our ability for even greater new equipment throughput, resulting in a large sales order backlog. Organic parts and service revenues increased by 8.7% and 9.2%, respectively, over the same period last year, as the impact of COVID-19 had an acute reduction on the aftermarket revenue streams in 2020. Similarly, rental revenue exhibited growth on an organic basis of 15.1% period over period as physical utilization trends improve and rental rates have increased amidst industry-wide delays in new equipment deliveries. Lastly, and in following with the pattern from the first and second quarter of 2021, rental equipment sales increased organically by 32.0% as we continue to actively manage our fleet mix, and our rent-to-sell model enables us to meet customer demand for lightly used equipment while lead times for new equipment are extended amid the global supply chain issues of many manufacturers. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and maintain profitability in our high margin product support departments.

Consolidated revenues increased by $263.3 million, or 44.4% to $856.5 million for the nine months ended September 30, 2021 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the acquisitions completed in 2020, the favorable business climate existing throughout much of 2021 and our ability to grow organically, and the relative influence the COVID-19 pandemic had on our 2020 comparative period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.4%	13.8%	2.6%	15.1%	12.7%	2.4%
Parts sales	31.9%	31.5%	0.4%	31.1%	31.4%	(0.3)%
Service revenue	58.7%	62.0%	(3.3)%	60.8%	61.8%	(1.0)%
Rental revenue	35.7%	23.6%	12.1%	30.8%	25.8%	5.0%
Rental equipment sales	16.1%	12.3%	3.8%	16.3%	13.5%	2.8%

Consolidated gross profit	27.5%	25.7%	1.8%	26.3%	25.3%	1.0%

Gross profit (GP):

The consolidated gross profit for the three months ended September 30, 2021 was 27.5%, a 1.8% increase from the 25.7% for the same period in 2020, which represents an increase of 1.2% in comparison to the second quarter of 2021. New and used equipment sales, as well as rental equipment sales, margins improved slightly in the third quarter compared to the same time last year as retail pricing levels improved and our Material Handling segment’s design and build business, which realizes higher gross margins than traditional lift truck sales, was a larger portion of equipment sales for the quarter versus the same period last year. We realized an increase in rental revenue gross margin in the third quarter of 2021, largely as a result improved physical utilization of the rental fleet and our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Additionally, parts sales gross margins improved modestly while service gross margins reduced, in part due to a year-over-year labor cost allocation change in our Material Handling segment, described further in our segment-based discussion and analysis.

The consolidated gross profit for the nine months ended September 30, 2021 was 26.3%, a 1.0% increase from the 25.3% for the same period in 2020.

General and Administrative expenses: Consolidated general and administrative (G&A) expenses increased by $14.9 million to $75.1 million for the three months ended September 30, 2021 compared to the same period last year. This increase was mainly driven by the full period impact from our 2020 acquisitions as well as an increases in certain sales-based expenses such as sales commissions and technician operating costs (i.e. vehicle leases, repairs, and fuel), along with benefits-related costs from a rise in employees seeking healthcare postponed from 2020 due to the COVID-19 pandemic. Further, certain temporary cost-saving measures were in place in the three months ended September 30, 2020, including but not limited to a reduction in executive-level compensation, travel and entertainment restrictions, discretionary spending freezes, and a suspension of matching contributions into the 401(k), which assisted in defraying the reductions in revenue amid the more acute phases of the COVID-19 pandemic, while such measures were not in place in the three months ended September 30, 2021.

Consolidated general and administrative (G&A) expenses increased by $58.0 million to $215.7 million for the nine months ended September 30, 2021 compared to the same period last year.

Other (expense) income: Consolidated other expense for the three months ended September 30, 2021 was $(5.8) million compared to $1.9 million income for the same period in 2020. This change was mainly attributed to the $8.0 million in key man life insurance proceeds received in the third quarter of 2020 as a result of the passing of our Construction Group President.

Consolidated other expense for the nine months ended September 30, 2021 increased by $12.6 million compared to the same period last year. The year over year change was primarily attributable to the $11.9 million loss on debt extinguishment realized in the nine months ended September 30, 2021 and the aforementioned key man life insurance proceeds received in the third quarter of 2020.

Provision for income taxes: The Company recorded an income tax provision of $0.0 million and benefit of $1.9 million for the three months ended September 30, 2021, and 2020, respectively. Income tax provision for the nine months ended September 30, 2021 was $0.5 million compared to the income tax benefit of $3.4 million for the nine months ended September 30, 2020. This change is due to establishing valuation allowance within the period against the deferred tax assets associated with losses for which we may not realize a related tax benefit in 2021.

Preferred Stock Dividend:  Preferred stock dividends were $0.7 million for the three months ended September 30, 2021. This relates to the Company’s dividend payout on its Series A Preferred Stock that it issued on December 22, 2020. The dividend payment paid on August 2, 2021, covered the period from and including April 30, 2021 through, but not including July 31, 2021.

Preferred stock dividends were $1.8 million for the nine months ended September 30, 2021.

Material Handling Results:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$57.2	$53.1	$4.1	7.7%	$174.7	$137.5	$37.2	27.1%
Parts sales	16.8	15.4	1.4	9.1%	47.7	40.2	7.5	18.7%
Service revenue	23.7	22.1	1.6	7.2%	70.4	58.5	11.9	20.3%
Rental revenue	12.6	11.0	1.6	14.5%	35.1	31.2	3.9	12.5%
Rental equipment sales	—	1.4	(1.4)	(100.0)%	0.8	6.0	(5.2)	(86.7)%
Net revenue	$110.3	$103.0	$7.3	7.1%	$328.7	$273.4	$55.3	20.2%

Cost of revenues:
New and used equipment sales	44.3	43.6	0.7	1.6%	139.3	116.4	22.9	19.7%
Parts sales	10.8	9.7	1.1	11.3%	30.8	25.5	5.3	20.8%
Service revenue	9.8	8.1	1.7	21.0%	26.9	21.2	5.7	26.9%
Rental revenue	1.2	2.0	(0.8)	(40.0)%	4.4	5.6	(1.2)	(21.4)%
Rental depreciation	3.5	4.6	(1.1)	(23.9)%	10.5	12.5	(2.0)	(16.0)%
Rental equipment sales	—	0.8	(0.8)	(100.0)%	0.6	4.4	(3.8)	(86.4)%
Cost of revenue	$69.6	$68.8	$0.8	1.2%	$212.5	$185.6	$26.9	14.5%

Gross profit	$40.7	$34.2	$6.5	19.0%	$116.2	$87.8	$28.4	32.3%

General and administrative expenses	35.0	29.8	5.2	17.4%	102.6	76.0	26.6	35.0%
Depreciation and amortization expense	1.1	1.0	0.1	10.0%	3.1	2.5	0.6	24.0%
Total general and administrative expenses	$36.1	$30.8	$5.3	17.2%	$105.7	$78.5	$27.2	34.6%

Income from operations	$4.6	$3.4	$1.2	35.3%	$10.5	$9.3	$1.2	12.9%

Other (expense) income
Interest expense, floor plan payable – new equipment	(0.2)	(0.2)	—	—	(0.5)	(0.7)	0.2	(28.6)%
Interest expense – other	(1.8)	(1.1)	(0.7)	63.6%	(5.6)	(3.3)	(2.3)	69.7%
Other income	0.8	—	0.8	100.0%	2.3	0.4	1.9	475.0%
Total other (expense) income	$(1.2)	$(1.3)	$0.1	(7.7)%	$(3.8)	$(3.6)	$(0.2)	5.6%

Net income	$3.4	$2.1	$1.3	61.9%	$6.7	$5.7	$1.0	17.5%

	Percent of Revenue		Percent of Revenue
Material Handling	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	51.9%	51.5%	53.2%	50.3%
Parts sales	15.2%	14.9%	14.5%	14.7%
Service revenue	21.5%	21.5%	21.4%	21.4%
Rental revenue	11.4%	10.7%	10.7%	11.4%
Rental equipment sales	—	1.4%	0.2%	2.2%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	40.1%	42.3%	42.4%	42.6%
Parts sales	9.8%	9.4%	9.4%	9.3%
Service revenue	8.9%	7.9%	8.2%	7.8%
Rental revenue	1.1%	1.9%	1.3%	2.0%
Rental depreciation	3.2%	4.5%	3.2%	4.6%
Rental equipment sales	—	0.8%	0.1%	1.6%
Cost of revenue	63.1%	66.8%	64.6%	67.9%

Gross profit	36.9%	33.2%	35.4%	32.1%

Revenues:    Material Handling segment revenues increased by 7.1% to $110.3 million for the three months ended September 30, 2021 as compared to the same period last year. Overall, revenue streams were up primarily from the ScottTech acquisition, overall growth in PeakLogix’s design and build project revenue and a recovery from the COVID-19 impact that negatively influenced Material Handling revenues in the third quarter of 2020. On an organic basis, and despite supply chain delays, new and used equipment sales increased 0.5%. Aftermarket parts and service revenues increased 5.0% organically when comparing to the same period last year. Rental revenue increased 14.2% on an organic basis from the same period last year as a result of improved fleet utilization and an increased rental rate environment.

Material Handling segment revenues increased by 20.2% to $328.7 million for the nine months ended September 30, 2021 as compared to the same period last year, attributable to the influence of the two acquisitions made in 2021 and a recovery from the influence of COVID-19 on 2020 results.

Gross profit (GP):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	22.6%	17.9%	4.7%	20.3%	15.3%	5.0%
Parts sales	35.7%	37.0%	(1.3)%	35.4%	36.6%	(1.2)%
Service revenue	58.6%	63.3%	(4.7)%	61.8%	63.8%	(2.0)%
Rental revenue	62.7%	40.0%	22.7%	57.5%	42.0%	15.5%
Rental equipment sales	NA	42.9%	NA	25.0%	26.7%	(1.7)%

Segment gross profit	36.9%	33.2%	3.7%	35.4%	32.1%	3.3%

Material Handling gross profit for the three months ended September 30, 2021 increased 3.7% to 36.9% compared to the same period in 2020. We realized improved new and used equipment gross margin in the third quarter of 2021 when compared to the same period in 2020 as retail pricing for equipment has strengthened amid increased demand for equipment and a dearth of new supply. Increased equipment margins for the three months ended September 30, 2021 are also attributable to Peaklogix and ScottTech’s influence, as their design and build projects realize higher margins than traditional lift truck sales. We also realized an increase in rental revenue gross margin in the third quarter of 2021 as cost of revenues decreased, mainly due to our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Service revenue gross profit margins decreased by 4.7% while the parts sales gross profit margins decreased by 1.3% in the third quarter of 2021 compared to the same period in 2020. The service margin declines in the material handling segment can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor is properly allocated for this quarter and will continue to be going forward.

Material Handling gross profit margins for the nine months ended September 30, 2021 increased 3.3% to 35.4% compared to the same period in 2020 for the aforementioned reasons.

General and administrative expenses:   Material Handling general and administrative (G&A) expenses increased by $5.3 million to $36.1 million for the three months ended September 30, 2021 as compared to the same period last year. This change was mainly driven by the ScottTech acquisition in Q1 2021 and higher employee benefit related expenses attributable to the growing number of medical expenditures, and the impact of increased technology expenses associated with the launch of our mobile tech platform for field technicians. Additionally, many cost-saving measures were enacted in the second and third quarters of 2020 which assisted in defraying the reductions in revenue amid the most acutely impacted periods of the COVID-19 pandemic. These measures were not in place during the three months ended September 30, 2021.

Material Handling general and administrative (G&A) expenses increased by 34.6% to $105.7 million for the nine months ended September 30, 2021, as compared to the same period last year for the same reasons as discussed above.

Other (expense) income: Material Handling other expense decreased by $0.1 to $1.2 million for the three months ended September 30, 2021, as compared to the same period last year.

 Material Handling other expense increased by $0.2 million to $3.8 million for the nine months ended September 30, 2021, as compared to the same period last year.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	2021 versus 2020		2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$79.6	$44.8	$34.8	77.7%	$217.9	$137.7	$80.2	58.2%
Parts sales	28.0	20.1	7.9	39.3%	82.6	52.1	30.5	58.5%
Service revenue	18.2	13.4	4.8	35.8%	52.6	35.6	17.0	47.8%
Rental revenue	29.1	21.2	7.9	37.3%	77.9	52.2	25.7	49.2%
Rental equipment sales	29.8	18.1	11.7	64.6%	96.8	42.2	54.6	129.4%
Net revenue	$184.7	$117.6	$67.1	57.1%	$527.8	$319.8	$208.0	65.0%

Cost of revenues:
New and used equipment sales	70.0	40.8	29.2	71.6%	194.0	123.9	70.1	56.6%
Parts sales	19.7	14.6	5.1	34.9%	59.0	37.8	21.2	56.1%
Service revenue	7.5	5.4	2.1	38.9%	21.3	14.7	6.6	44.9%
Rental revenue	3.4	3.4	—	—	10.9	9.2	1.7	18.5%
Rental depreciation	18.7	14.6	4.1	28.1%	52.4	34.6	17.8	51.4%
Rental equipment sales	25.0	16.3	8.7	53.4%	81.1	37.3	43.8	117.4%
Cost of revenue	$144.3	$95.1	$49.2	51.7%	$418.7	$257.5	$161.2	62.6%

Gross profit	$40.4	$22.5	$17.9	79.6%	$109.1	$62.3	$46.8	75.1%

General and administrative expenses	35.5	26.8	8.7	32.5%	99.0	65.1	33.9	52.1%
Depreciation and amortization expense	1.1	0.8	0.3	37.5%	3.2	2.0	1.2	60.0%
Total general and administrative expenses	$36.6	$27.6	$9.0	32.6%	$102.2	$67.1	$35.1	52.3%

Income (expense) from operations	$3.8	$(5.1)	$8.9	(174.5)%	$6.9	$(4.8)	$11.7	(243.8)%

Other (expense) income
Interest expense, floor plan payable – new equipment	(0.2)	(0.3)	0.1	(33.3)%	(0.9)	(0.9)	—	—
Interest expense – other	(3.2)	(2.5)	(0.7)	28.0%	(9.2)	(7.2)	(2.0)	27.8%
Other (expense) income	(0.6)	—	(0.6)	(100.0)%	(2.0)	0.3	(2.3)	(766.7)%
Total other (expense) income	$(4.0)	$(2.8)	$(1.2)	42.9%	$(12.1)	$(7.8)	$(4.3)	55.1%

Net loss	$(0.2)	$(7.9)	$7.7	(97.5)%	$(5.2)	$(12.6)	$7.4	(58.7)%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
New and used equipment sales	43.1%	38.1%	41.3%	43.1%
Parts sales	15.2%	17.1%	15.6%	16.3%
Service revenue	9.8%	11.4%	10.0%	11.1%
Rental revenue	15.8%	18.0%	14.8%	16.3%
Rental equipment sales	16.1%	15.4%	18.3%	13.2%
Net revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	37.9%	34.7%	36.7%	38.7%
Parts sales	10.7%	12.4%	11.2%	11.8%
Service revenue	4.1%	4.6%	4.0%	4.6%
Rental revenue	1.8%	2.9%	2.1%	2.9%
Rental depreciation and amortization	10.1%	12.4%	9.9%	10.8%
Rental equipment sales	13.5%	13.9%	15.4%	11.7%
Cost of revenue	78.1%	80.9%	79.3%	80.5%

Gross profit	21.9%	19.1%	20.7%	19.5%

Revenues:    Construction Equipment segment revenues increased by 57.1% to $184.7 million for the three months ended September 30, 2021 as compared to the same period last year. This increase was mainly attributable to the full period results from the Martin, Howell and Vantage acquisitions that occurred throughout the second half of 2020. The Construction Equipment segment, which was less operationally impacted by COVID-19 versus our Material Handling segment, was also quicker to recover from the impact of the COVID-19 pandemic than our Material Handling segment and from an equipment sales perspective has been relatively less impacted by the supply chain constraints. On an organic basis, new and used equipment sales increased 65.8%, with a sharp increase in our Florida region, and parts and service revenues are up 14.8% when comparing to the same period last year, as we have realized increased technician headcount on an organic basis. Rental revenue has increased on an organic basis of 15.8%, and rental equipment sales increased 43.3% from the same time a year ago on an organic basis. Our rental department experienced an increase in both utilization and rate improvement, along with an increase in the demand for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment. Sustaining our rental fleet size throughout the COVID-19 pandemic has proven beneficial to our 2021 results as we are well-positioned to secure rental and sales opportunities in a strong pricing environment.

Construction Equipment segment revenues increased by 65.0% to $527.8 million for the nine months ended September 30, 2021 as compared to the same period last year.

Gross profit (GP):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.1%	8.9%	3.2%	11.0%	10.0%	1.0%
Parts sales	29.6%	27.4%	2.2%	28.6%	27.4%	1.2%
Service revenue	58.8%	59.7%	(0.9)%	59.5%	58.7%	0.8%
Rental revenue	24.1%	15.1%	9.0%	18.7%	16.1%	2.6%
Rental equipment sales	16.1%	9.9%	6.2%	16.2%	11.6%	4.6%

Segment gross profit	21.9%	19.1%	2.8%	20.7%	19.5%	1.2%

Construction Equipment gross profit increased by 2.8% to 21.9% in the three months ended September 30, 2021, from 19.1% compared to the same period in 2020. New and used equipment sales margins as well as parts margins improved compared to the same period in 2020 amidst a supply-constrained marketplace causing retail prices to rise. Service revenue margins were down 0.9% in the third quarter of 2021 compared to the same period in 2020, but remain in line with expectations. Rental revenue gross margins improved amid strengthening physical utilization and a positive rate environment. Additionally, rental equipment sales gross margin improved by 6.2% as favorable pricing conditions exist in the market for lightly used equipment.

Construction Equipment gross profit increased by 1.2% to 20.7% in the nine months ended September 30, 2021, from 19.5% compared to the same period in 2020.

General and Administrative expenses: Construction Equipment general and administrative (G&A) expenses increased by $9.0 million to $36.6 million for the three months ended September 30, 2021, as compared to the same period in 2020. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Martin, Howell and Vantage throughout the second half of 2020, alongside employee healthcare costs and growth in sales-related expenses such as commissions and the impacts of increasing technician headcount, such as vehicle costs.

Construction Equipment general and administrative (G&A) expenses increased by $35.1 million to $102.2 million for the nine months ended September 30, 2021, as compared to the same period in 2020 for the same reasons as discussed above.

Other Income (expense):  Construction Equipment other expense increased by $1.2 million to $4.0 million for the three months ended September 30, 2021, as compared to the same period in 2020. The quarter over quarter increase was mainly due to the interest expense respective to the 2020 acquisitions, as assets were financed through our line of credit and floorplan financing facilities.

Construction Equipment other expense increased to $12.1 million for the nine months ended September 30, 2021, as compared to $7.8 million for the same period in 2020, primarily for the same reasons as discussed above.

Liquidity and Capital Resources

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020 Cash Flows

Cash Flow from Operating Activities.  Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2021, operating activities resulted in net cash provided by operations of $4.1 million. Our reported net loss of $20.1 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, debt extinguishment, changes in deferred taxes and the share-based payments, provided net cash inflows of $53.2 million. Changes in working capital included $116.0 million of net new inventory purchased which was offset by transfers of $135.2 million to used and rental fleet, a $33 million increase in accounts receivable, $9.6 million unfavorable change in prepaid expenses and other assets and leases and other liabilities and $5.9 million in net payments related to manufacturer floor plans. Cash flows from operating activities were favorably impacted by $97.6 million due to proceeds from the sale of rental equipment, a $17.8 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities.

For the nine months ended September 30, 2020, operating activities resulted in net cash used in operations of $44.8 million. Our reported net loss of $20.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, and the share-based payments, provided net cash inflows of $28.9 million. Changes in working capital included a $102.8 million increase in inventories, $32.6 million in net payments on manufacturer floor plans, and an $8.6 million cash outflow in prepaid expense and other assets and other liabilities. Cash flows from operating activities were impacted by a $48.2 million favorable change in proceeds from the sale of rental equipment, a $6.2 million favorable change in accounts receivable, and a $15.9 million cash inflows from accounts payable, accrued expenses, customer deposits, and other current liabilities.

Cash Flow from Investing Activities.   For the nine months ended September 30, 2021, our cash used in investing activities was $40.4 million. This was mainly due to $36.5 million purchases of rental equipment and non-rental property and equipment offset by proceeds from the sale of assets and $3.9 million use of cash for the recent ScottTech and Baron acquisitions and Howell and Vantage acquisitions working capital adjustments.

For the nine months ended September 30, 2020, our cash used in investing activities was $166.3 million. This was mainly due to $128.8 million use of cash as a result of the 2020 acquisitions and $38.5 million for purchases of rental equipment and non-rental property and equipment.

Cash Flow from Financing Activities.   For the nine months ended September 30, 2021, cash provided by financing activities was $36.3 million. The favorable impact was mainly due to $310.2 million net proceeds from the Notes issuance. This was partially offset by $153.1 million payments related to the extinguishment of term loan, $112.3 million of net payments under our lines of credits, net payments of $1.6 million related to the floor plans with an unaffiliated source (i.e. a non-vendor), $2.6 million payments on long term debt and capital lease obligations, $2.8 million payments related to preferred dividend and promissory notes, and $1.5 million of payments related to debt issuance costs.

 For the nine months ended September 30, 2020, cash provided by financing activities was $211.2 million. The favorable impact was mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under our lines of credits and floor plans with an unaffiliated source (i.e. a non-vendor) were $147.4 and $2.2 million, respectively. Net proceeds under long-term debt amounted to $149.4 million. Additionally, proceeds from disgorgement of short swing profits was $1.6 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $5.9 million and a $5.3 million payment on long term debt and capital lease obligations.

Sources of Liquidity

The Company reported $1.2 million in cash for the nine months ended September 30, 2021.

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

Line of Credit and First Lien Floor Plan Facility

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $350 million and interest cost is the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of September 30, 2021, the Company had an outstanding revolving line of credit balance of $47.8 million, excluding unamortized debt issuance costs.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $40 million. The interest cost for the First Lien Floor Plan Facility is LIBOR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $33.8 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $600 million. The total amount outstanding as of September 30, 2021 and December 31, 2020 was $197.4 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.6 million and $1.5 million, respectively

Senior Secured Second Lien Notes

 As of September 30, 2021, outstanding borrowings under the Senior Secured Second Lien Notes were $309.7 million, which included $5.3 million deferred financing costs and original issue discounts. As of September 30, 2021, the effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended September 30, 2021 was approximately $166.1 million, including $ 135.2 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $97.6 million for the period ended September 30, 2021 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of September 30, 2021, we had $371.6 million of available borrowings under the revolving line of credit and floor plans.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2021, there was $1.4 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The terms of the guarantees range from two to six years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.7 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALTA EQUIPMENT GROUP INC.

Date: November 12, 2021	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)