Form 10-K
period 2021-12-31
ALTA EQUIPMENT GROUP INC.
filed 2022-03-31
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2021, there were 32,363,376 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2021 was approximately $265.2 million, calculated by using the closing price of the Common Stock on such date on the New York Stock Exchange of $13.29.

As of March 29, 2022, there were 32,363,376 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Auditor Id: 1195	Auditor Name: UHY	Auditor Location: New York, New York, United States

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

Overview

We own and operate one of the largest integrated equipment dealership platforms in the United States (“U.S.”). Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks, heavy and compact earthmoving equipment and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)	new equipment sales;
(ii)	used equipment sales;
(iii)	parts sales;
(iv)	repair and maintenance services; and
(v)	equipment rentals.

We have operated as an equipment dealership for over 37 years and have developed a branch network that includes 64 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for most of their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisitions of PeakLogix, Inc. (“PeakLogix”) in June 2020 and ScottTech, LLC (“ScottTech”) in March 2021, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in e-commerce and logistics.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our Original Equipment Manufacturer (“OEM”) partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. In August 2021 the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets.

We are committed to providing our customers with a best-in-class equipment dealership experience. Our customers are principally focused on equipment reliability and up-time, and our teams of skilled technicians and commitment to service are key to establishing and maintaining long-term customer relationships, representing a critical competitive advantage. Parts and service are also our most predictable and profitable businesses, with the dealership model structured to drive aftermarket parts and service revenue. Through our new and used equipment sales and our sale of lightly used rental fleet, we populate our exclusive territories with serviceable equipment. As the field population ages, we capitalize on aftermarket parts and service sales through the equipment maintenance cycle.

We have experienced significant organic and acquisition-led growth since 2008, completing over 25 acquisitions in that timeframe. We expect that acquisition activity to continue, as OEM partners support us as a consolidator by granting us new exclusive territories or by consenting to our acquisition of existing dealers.

Concurrently with the closing of the business combination on February 14, 2020, we consummated the acquisition of each of Liftech Equipment Companies, Inc. (“Liftech”) and FlaglerCE Holdings, LLC (“Flagler”). Liftech was the Hyster-Yale and JCB dealer in Upstate New York and Vermont, and Flagler was the Volvo dealer in Florida and portions of Georgia. After the closing of the business combination in 2020, we have consummated acquisitions of PeakLogix a national material handling systems integrator, Hilo Equipment and Services (“Hilo”) the exclusive Hyster-Yale dealer in New York City, Martin Implement Sales, Inc. (“Martin”) a premium equipment distributor in the Chicago metropolitan area, Howell Tractor and Equipment, LLC (“Howell Tractor”) a heavy equipment dealer serving Northern Illinois and Northwest Indiana and Vantage Equipment, LLC (“Vantage”) the Volvo dealer operating in the geographic area of Upstate New York. In 2021, we completed acquisitions of ScottTech, expanding on our warehouse design, automated equipment installation and system integration, Baron Industries (“Baron”) a dock & door business in the northeast which builds out our full-service warehousing and logistics offerings within the material handling segment, Gibson Machinery, LLC (“Gibson”) a premium equipment distributor expanding our construction equipment footprint to Ohio and OEM relationships, Midwest Mine Services, LLC (“Midwest Mine”) an installer of full aggregate processing plants for quarries, mines and recycling operations primarily in Michigan and Ohio markets, Ginop Sales, Inc. (“Ginop”) which expands our Kubota construction and agricultural offerings in Northern Michigan, and Ambrose Equipment, LLC (“Ambrose”) a premium asphalt equipment dealer in the northeast.

Products and Services

New Equipment Sales. We sell new material handling and construction equipment and are a leading dealer for over 30 nationally recognized OEMs. Our new equipment sales generate customers for our parts sales and service operations, which grow with an expanding equipment field population in our territories. Additionally, with our recent acquisitions of PeakLogix and ScottTech, we provide warehouse design and build, automated equipment installation and system integration solutions.

Used Equipment Sales. We sell used equipment, primarily from equipment trade-ins from our new and returning customers. Used equipment sales, like new equipment sales, generate parts and services business for us.

Parts Sales. We are the exclusive distributor of OEM parts in substantially all of our territories. Our in-house parts inventory is extensive, enabling us to provide timely service support to our customers.

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

Equipment Rentals. We rent material handling and construction equipment to our customers. We view our rental fleet as an important component of our one-stop-shop model, and customers rely on our rental equipment when flexing up their fleet capacity for a project or when customer-owned equipment is being serviced. Our rental business also supports our rent-to-sell strategy, in which we sell equipment from our rental fleet to customers who prefer to purchase lightly used equipment. As with new and used equipment sales, the rent-to-sell solution generates parts and service revenue as equipment is sold into our territories.

Industry Background

The industry for material handling and construction equipment is driven by a broad range of economic factors and trends, including the ongoing transition of consumer preferences toward online retail and the associated warehousing and logistics requirements, residential, non-residential and infrastructure related construction trends, manufacturing and distribution, and general construction and material handling machinery demand. In addition, regional factors have an impact, particularly where equipment dealerships have territorial exclusivity with OEM partners.

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

OEMs have pushed for consolidation in their dealership networks, and we believe that we are one of the few natural consolidators in our industry. We are one of a very limited number of public equipment dealerships, and we believe that our public profile will be a significant advantage when sourcing and competing for acquisition targets. Furthermore, many equipment dealerships are family-owned operations, and retiring management teams have struggled to develop succession plans. We are a recognized consolidator in the industry, and many incumbent dealership owners have approached our management about potential sale transactions as a result. We believe that these dynamics will contribute to a steady acquisition pipeline at attractive valuation levels.

Competitive Strengths

We believe that the following attributes are important to our ability to compete effectively and to achieve our financial objectives:

Integrated Dealership Platform Providing Full Scale Solutions to Customers. Our integrated equipment sales, service, and rental platform provide a one-stop-shop for a highly diverse group of customers, enabling us to profitably grow our revenue throughout the years. With our over 60 dealership locations, we believe that our scale will help us be the leading provider of material handling and construction equipment and aftermarket parts and service support in each of our territories.

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

Leading Dealer for Equipment Manufacturers. We are a leading U.S. dealer for over 30 nationally recognized material handling and heavy construction OEMs, including Hyster-Yale, Volvo, and JCB. Our primary dealer agreements grant us exclusivity for new equipment, replacement part sales, and diagnostic service software in our territories. The OEM relationships also promote our acquisition strategy, as the OEMs prefer to partner with fewer, financially stronger dealerships and view us as a prominent consolidator.

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

Experienced Management Team. Our senior management team is led by Chief Executive Officer Ryan Greenawalt and Chief Financial Officer Anthony Colucci, each of whom has substantial experience in the equipment distribution industry. Our senior leadership is well known and highly respected in the industry. Industry relationships provide a meaningful portion of our acquisition pipeline, as dealership owners frequently approach our management team to discuss a sale to us. Additionally, our senior leadership team is experienced in managing our business throughout the business cycle, which has been critical in navigating the COVID-19 pandemic.

Business Strategy

We employ the following business strategies:

Leverage the Field Population of Equipment in Our Territories to Grow Parts and Service Revenue. We actively populate our territories with new and used equipment, which generates predictable, high-margin parts and service revenue. For example, we followed the strategy developed in Michigan when we expanded into the Chicago and Florida construction equipment market in 2018 and 2020, respectively, growing the field population of equipment through our new, used, and rent-to-sell sales channels upon market entry. As a result, we expect future benefits from increasing aftermarket parts and service revenue driven by the equipment maintenance cycle.

Recruit Skilled Technicians to Expand the Parts and Service Operations. We depend on our teams of technicians to provide customers with best-in-class parts and service support, and we have developed a multifaceted strategy to recruit skilled mechanics. Critically, our partnerships with technical schools and community colleges provide consistent access to new technicians. For example, we provide floor space at our Detroit location to the Detroit Training Center, a vocational school for skilled trades. In addition, we regularly hire mechanics away from independent rental or service businesses in our markets, where a lack of access to OEM parts and diagnostic tools make servicing increasingly sophisticated equipment difficult. Additionally, we have been successful in hiring skilled technicians from other industries, such as the automotive industry. We intend to replicate this strategy as we acquire additional dealership territories.

Pursue Strategic Acquisitions. Our management team has successfully completed over 25 acquisitions. We have two primary areas of focus when pursuing acquisitions:

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

Pursue Synergistic Verticals. With our existing expertise in sales and service of electro-mobility, we pursue strategic opportunities to leverage our knowledge to meet the growing demand for electric vehicles and deliver world-class service to electric vehicle customers within our existing territories.

History

Through our predecessor companies, we have been in the equipment sales, service, and rental business for approximately 37 years. Alta Holdings was formed in 1984 as Yale Materials Handling-Michigan, Inc. and was solely a material handling forklift distributor. We were originally owned and operated by Steven Greenawalt, current Chief Executive Officer Ryan Greenawalt’s father. Ryan Greenawalt returned to the Company in a senior management capacity in 2008, following professional experience in financial services. Under Ryan Greenawalt’s leadership, we broadened our material handling offering, expanded into construction equipment distribution, and launched an acquisition strategy that has resulted in over 25 successful transactions. In 2017, Ryan Greenawalt executed a buy-out of his father and other family members, becoming the Company’s sole owner.

On February 14, 2020, Alta Equipment Group Inc. (formerly known as B. Riley Principal Merger Corp.), consummated a reverse recapitalization pursuant to which the Company acquired all of Alta Equipment Holdings, Inc. (“Alta Holdings”), pursuant to the agreement and plan of merger between the Company, BR Canyon Merger Sub Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, Alta Holdings and Ryan Greenawalt.

Upon the consummation of the business combination, Merger Sub merged with and into Alta Holdings, with Alta Holdings surviving the reverse recapitalization as a direct, wholly owned subsidiary of the Company, and the Company changed its name from B. Riley Principal Merger Corp. to Alta Equipment Group Inc.

Prior to the business combination, our business was conducted through Alta Enterprises, LLC, and its operating subsidiaries. Today, Alta Enterprises, LLC is a subsidiary of Alta Holdings.

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

During 2020, our acquisitions of Liftech and Flagler enhanced our presence in Upstate New York, Vermont, and Florida. With the acquisition of PeakLogix, we entered the warehouse design, automated equipment installation and system integration sector, which is consistent with the growth strategy in our material handling segment and expands our geographic footprint. Our acquisition of Hilo aligns with our growth strategy by expanding our distribution footprint and presence in the New York City area which gives us a major market foothold and strengthens our overall coverage of the northeastern United States. The acquisition of Martin Implement added an exceptional compact equipment distributor and enhances our growth in the Illinois construction market and broadens our product portfolio and service capabilities. With the acquisition of Howell Tractor, we expanded our presence in the Northern Illinois and Northwest Indiana markets adding a best-in-class product to our portfolio and additional service offerings. Our acquisition of Vantage further expanded our geographic footprint with Volvo in Upstate New York.

During 2021, our acquisition of ScottTech expanded our warehouse design, automated equipment installation and system integration capabilities in our material handling segment. Our acquisition of Baron expands our commercial overhead loading dock doors and equipment in New England and is another step in the Company’s strategy to build out a full-service warehousing and logistics offering within the material handling segment. The acquisition of Gibson added a premium equipment distributor in our construction segment and expanded our footprint and presence into Ohio. The Midwest Mine acquisition expands our engineering and design services in the aggregate processing industry and strengthens our presence in the Michigan and Ohio markets in the construction equipment segment. The Ginop acquisition expands our relationship and product offerings with Kubota and strengthens our construction and agricultural equipment offerings in Northern Michigan. The acquisition of Ambrose enhances our road construction equipment product and services portfolio in the New England region.

Customers

We serve customers in our territories in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, New York, Florida, Georgia, Vermont, Rhode Island, and Virginia. Our primary customer end markets include diversified manufacturing, food and beverage, wholesale/retail, construction, automotive, municipal/government, and medical. Our customers vary from small, single machine owners to large construction contractors and leading multi-national commercial companies. In 2021, no single customer accounted for more than 2% of our total revenues. Our top ten customers combined accounted for approximately 7% of our total revenues in 2021.

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

We provide extensive training, including frequent factory and in-house training by OEM representatives regarding the operational features of our equipment to further develop our sales team’s knowledge and experience. This training is essential, as our sales personnel regularly call on customers’ job sites and facilities, often assisting customers in assessing their immediate and ongoing equipment needs.

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

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, digital marketing, direct mail campaigns, television and radio and our website at www.altaequipment.com. The information contained on such websites is not a part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual report on Form 10-K or any other public filing made with the SEC.

Suppliers

We purchase a significant amount of equipment and parts from over 30 manufacturers with whom we have distribution agreements. We purchased approximately 35% of our new equipment, rental fleet, and replacement parts from two major OEMs (Hyster-Yale and Volvo) during the year ended December 31, 2021. Notably, we are the exclusive OEM replacement part distributor in substantially all of our territories, allowing us to provide superior service support to our customers from an aftermarket perspective.

Information Technology Systems

Among other metrics, our information systems track rental inventory and labor utilization statistics, and detailed operational and financial information. Our integrated services platform enables us to closely monitor our performance and our business. Our point-of-sale system enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. Our business system is a full suite of highly integrated software solutions intended to manage equipment dealership activities at all essential levels. Real-time data and analytics provide detailed visibility to information across all functional areas, promoting proactive, data-driven decisions. Over 75 points of integration with our OEMs have been implemented which have greatly streamlined activities in the areas of parts inventory management and pricing, warranty claims handling, accounts payable automation, and supporting commercial credit accounts. Additional operational efficiencies are gained through our use of integrated solutions such as electronic document management, service scheduling and technician dispatch, mobile field service, and mobile equipment inspection. Analytics are provided through a data warehouse which is tightly integrated with the business system, providing real-time reports and KPI dashboards that are tailored to meet the specific needs of each department and region.

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

Seasonality

The demand for our construction equipment tends to be lower in the winter months, and equipment rental performance will generally correlate to the levels of current construction activities, so the severity of weather conditions can have an impact on our business, especially in our Northern territories.

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

Competition among equipment dealers, whether they offer material handling or construction equipment or both, is primarily based on customer service, including repair and maintenance service provided by the dealer, reputation of the OEM and dealer, quality and design of the products, and price. In our experience, reliability and up-time are the key considerations for customers in selecting a material handling and construction equipment dealer, and we believe that our focus on parts and service support has helped us win and maintain customer business. In contrast, price is not typically a customer’s key point of differentiation in selecting among competing equipment, as OEM partners often provide pricing flexibility and discounting in order to drive market share.

Within substantially all of our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. This exclusivity affords us effectively no competition from others when selling these brands in our territories. We and our regional subsidiaries enjoy long-standing relationships with the leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award.

Environmental, Health and Safety Regulations

Our facilities and operations are subject to various, comprehensive, and frequently changing federal, state, and local environmental and occupational health and safety laws and regulations in the U.S. These requirements govern, among other things, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air quality (emissions) and wastewater, as well as the protection of human health and safety. We do not currently anticipate any material adverse effect on our business or financial condition or competitive position as a result of our compliance with such requirements. We will continue to take necessary steps to comply with environmental requirements, but we do not expect to incur material capital or other expenditures for environmental controls or compliance.

In the future, federal, state, or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters or effect a change in their enforcement of existing laws or regulations, that could affect our operations. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination, for which we could be held liable. It is possible that changes in environmental and worker health and safety laws or liabilities from newly discovered non-compliance or contamination could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

Employees

As of December 31, 2021, we had approximately 2,250 employees. Of these employees, approximately 1,000 are skilled technicians paid on an hourly basis and the remainder are hourly and salaried corporate, sales, operating, and administrative personnel. A collective bargaining agreement relating to 24 of our locations covers approximately 475 of our employees. We believe our relations with our employees are good, and we have never experienced a work stoppage. We are committed to fostering a diverse workforce and an inclusive environment and have instituted various initiatives to increase our diversity as it relates to recruiting and training opportunities.

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

In late March 2020, in compliance with the directives of government authorities in the state and local geographic areas in which we have operations, we adjusted our operations to permit virtually all of our sales and back-office employees to work remotely. Late in the second quarter of 2020, we began phasing in a return to more normalized working conditions as state and local governments began lifting restrictions. Despite the lifting of certain restrictions, Alta continues to adhere to government issued guidelines and promote a clean and safe environment in all of its branch locations. As circumstances warrant, certain non-revenue producing business functions have continued to work via remote or hybrid work arrangements which have been designed to allow for the continued operation of our business while allowing employees to work virtually.

Talent Development and Employee Training

Our goal is to attract, develop and retain a talented and high-performing workforce. We are committed to our employees and their development; and we strive to create opportunities for the continual professional development of our employee base. These opportunities include continuing education and specialty training.

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs for our employees, as we believe competitive compensation arrangements are core to an engaged and productive employee base. We believe our compensation programs align both individual and team contributions to promoting our culture and driving our performance.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company lost its Emerging Growth Company status as of December 31, 2021 as we achieved $1.2 billion in revenues for the fiscal year ended December 31, 2021.

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

Continuing uncertainties related to the magnitude and duration of the COVID-19 pandemic, including new strains of the virus, may significantly adversely affect our business. These uncertainties could include, among other things: the resurgence in COVID-19 cases in any geographic area in which we operate and the measures taken to address the resurgence; disruptions in our supply chain as a result of shutdowns or other operating limitations placed on manufacturers and transporters; increased logistics costs, increased operating costs associated with addressing the safety of our employees and customers; the impact of the pandemic on the Company’s customers; and potential disruptions in the global capital markets which could impact the Company’s ability to obtain funding in the future. A return to second quarter 2020 operating limitations associated with the COVID-19 pandemic could materially and adversely impact our business, results of operations and/or financial condition.

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

The Company’s equipment is principally used in connection with construction and material handling activities. Consequently, a downturn in construction or material handling activities, or the economy in general, may lead to a decrease in the demand for equipment and services or depress rental rates and the sales prices for the Company’s replacement parts and equipment. The Company’s business may also be negatively impacted, either temporarily or long-term, by:

•	a reduction in spending levels by customers;
•	unfavorable credit markets affecting end-user access to capital;
•	adverse changes in federal, state and local government infrastructure spending;
•	our inability to pass along to customers operating cost increases related to inflation;
•	an increase in the cost of construction materials;
•	adverse weather conditions or natural disasters which may affect a particular region;
•	a labor work stoppage or shortage of skilled technicians;

•	a prolonged shutdown of the U.S. government;
•	an increase in interest rates;
•	terrorism or hostilities involving the United States;
•	failure to execute on strategic plans associated with commercial electric vehicle business model;
•	the ongoing impact of the global COVID-19 pandemic; or
•	disruptions to global supply chains, specifically our major OEM partner supply chains

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

The Company’s revenue and operating results may vary from quarter to quarter and by season. Periods of decline could result in an overall decline in profitability and make it more difficult for the Company to make payments on its indebtedness and grow the Company’s business. We expect the Company’s quarterly results to fluctuate in the future due to a number of factors, including:

•	general economic conditions in the markets where we operate;
•	the cyclical nature of the Company’s customers’ business, particularly the Company’s construction customers;
•	seasonal sales and rental patterns of the Company’s construction customers;
•	changes in the size of the Company’s rental fleet and/or in the rate at which it sells its used equipment from the fleet;
•	changes in corporate spending or changes in government spending for infrastructure projects;
•	changes in interest rates and related changes in the Company’s interest expense and the Company’s debt service obligations;
•	changes or fluctuations in skilled technician headcount levels;
•	the effectiveness of integrating acquired businesses and new start-up locations; and
•	timing of acquisitions and new location openings and related costs.

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

The equipment dealership and rental industries are highly competitive and fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors have significantly greater financial, marketing and other resources than the Company does, and may be able to reduce rental rates or sales prices in the market, which could negatively impact our business. The Company may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company is subject to the ability of our OEMs to deliver cost competitive equipment and parts timely.

To the extent the cost of our OEMs equipment is not competitive versus our competition’s equipment, the Company could suffer lost sales and market share over time.  This loss of market share would ultimately reduce our serviceable field population of equipment which yields revenue in our high margin product support departments. Additionally, to the extent our OEMs replacement parts are not cost competitive versus the competition this could impact the total cost of ownership of a piece of equipment from a customer perspective and ultimate lead to lost sales for the Company.

The Company purchases a significant amount of its equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have a material adverse effect on the Company’s business.

The Company purchases most of its sales and rental equipment, and aftermarket parts from leading, nationally known original equipment manufacturers. Approximately 39% of the Company’s sales and rental equipment, and aftermarket parts are purchased from three major manufacturers (Hyster-Yale, Volvo, and JCB). Although the Company believes that it has alternative sources of supply for the sales and rental equipment, and aftermarket parts it purchases in each of its core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have a material adverse effect on the Company’s business, financial condition or results of operations if it were unable to obtain an adequate replacement supplier.

Some of the Company’s suppliers of new equipment and aftermarket parts may appoint additional distributors, sell directly or unilaterally terminate the Company’s distribution agreements, which could have a material adverse effect on the Company’s business due to a reduction of, or inability to increase, the Company’s revenues.

The Company is a distributor of new equipment and parts supplied by leading, nationally known suppliers. In certain instances, under the Company’s distribution agreements with these suppliers, manufacturers may generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. Primarily, the Company has distribution agreements with equipment suppliers which operate under its established course of dealing and are subject to applicable state laws regarding such relationships. In most instances, the suppliers may unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have a material adverse effect on the Company’s business, financial condition, and results of operations due to a reduction of, or an inability to increase, the Company’s revenues.

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

The Company identified three material weaknesses in our internal controls related to ineffective information technology general controls, order to cash controls and parts inventory controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2021, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in aggregate over systems that support the Company’s financial reporting processes in the areas of user access and segregation of duties conflicts. The Company also had ineffective controls in aggregate over parts inventory, including cycle counts, receiving controls, and monitoring of adjustments to inventory. Additionally, the Company had ineffective controls in aggregate over the order-to-cash process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses prior to the end of fiscal 2022. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could negatively impact investor confidence in our financial statements and adversely impact our stock price.

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

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect the Company’s financial condition or results of operations. There can be no assurance that the Company will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act or that the Company’s management and independent registered public accounting firm will conclude that the Company’s internal controls are effective.

Labor disputes could disrupt the Company’s ability to serve its customers and/or lead to higher labor costs.

The Company has approximately 475 employees who are covered by a collective bargaining agreement and approximately 1,775 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain of the Company’s nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of the Company’s employees, which could adversely affect the Company’s ability to serve its customers. Further, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements can have unknown effects on the Company’s labor costs, productivity and flexibility.

Risk Related to the Company’s Acquisitions, Growth and Integration

The Company may not be able to identify or complete transactions with attractive acquisition candidates. Future acquisitions may result in significant transaction expenses and the Company may involve significant costs. The Company may experience integration and consolidation risks associated with future acquisitions.

An important element of the Company’s growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses, in particular companies that complement the Company’s existing business and footprint. The success of this element of the Company’s growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into the Company’s own, including with respect to financial reporting and regulatory matters. The Company cannot assure you that it will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives.

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

The Company may not be able to successfully, or profitably, launch to commercial electric vehicle business.

With our existing expertise in sales and service of electro-mobility, we have elected to pursue the strategic opportunity to leverage our knowledge to meet the growing demand for commercial electric vehicles and deliver world-class service to commercial electric vehicle customers within our existing territories. Accordingly, in August 2021, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets. This strategic opportunity requires us to devote certain resources, including the time and attention of management. Failure to execute on our strategic plan associated with commercial electric vehicle business model or a failure of the Company, or Nikola, to successfully capitalize on the transition of long-haul trucking to electric vehicles could cause a diversion of management’s attention and have a material adverse effect on the Company’s business, financial condition or results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business.

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

The Company may not be able to generate sufficient cash flow to service all of the Company’s indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

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

The agreements governing the credit facilities contain certain covenants that, among other things, may restrict or limit the Company and its subsidiaries’ ability to:

•incur more debt;

•pay dividends (including dividends on preferred stock) and make distributions;

•make acquisitions or investments;

•repurchase stock;

•create liens;

•enter into transactions with affiliates;

•enter into sale and lease-back transactions;

•merge or consolidate; and

•transfer and sell assets.

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

The cash that the Company generates from its business, together with cash that it may borrow, if credit is available, may not be sufficient to fund the Company’s capital requirements. The Company may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and refinancing existing indebtedness. Any additional indebtedness that the Company incurs will make it more vulnerable to economic downturns and limit the Company’s ability to withstand competitive pressures. Moreover, the Company may not be able to obtain additional capital on acceptable terms, if at all. If it is unable to obtain sufficient additional financing in the future, the Company’s business could be adversely affected.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the priority claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are and any future subsidiaries would be separate legal entities and have no legal obligation to pay any amounts with respect to dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. We may incur additional indebtedness and become more highly leveraged in the future, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series A Preferred Stock if we incur additional indebtedness. In addition, our existing credit arrangements include events of default which could result in acceleration of such indebtedness upon the occurrence of certain events, including failure to meet certain financial covenants.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired by a number of factors, including the other risks identified herein. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. Our businesses may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to fund our liquidity needs and make dividends on the Series A Preferred Stock.

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

The Company’s 64 branch locations in the United States are located in 12 different states, which exposes it to different federal, state, and local regulations. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company to comply with them, could increase the Company’s costs, affect its reputation, limit its business, drain management’s time and attention or otherwise, generally impact its operations in adverse ways.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we leased substantially all of our facilities used in our operations. These leases are generally with terms ranging from month-to-month at some locations to an expiration date in 2035 and are typically structured to include renewal options at our election. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common and Preferred Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ALTG.” Our depositary shares are traded on the NYSE under the symbol “ALTG PR A”.

Holders

As of March 29, 2022, there were 15 holders of record of our common stock and 1 holder of record of our depositary shares.

Dividends

We have paid $2.6 million in cash dividends on our preferred stock to date. The Series A Preferred Stock underlying our depositary shares accrues a dividend equivalent to $25,000.00 ($25.00 per depositary share) per year (equivalent to $2,500 or $2.50 per depositary share). The payment of cash dividends in the future including payment of accrued dividends related to the depositary shares, will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Securities Repurchases

None during the fourth quarter of fiscal year 2021.

Item 6. Selected Financial Data.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information. The Company will no longer be designated with this “smaller reporting company” status effective January 1, 2022.

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

COVID-19

The economic volatility and disruptions caused by the COVID-19 pandemic caused an adverse effect on our business and our financial results in fiscal year 2020 and early 2021. Our business activity levels, with the exception of rental utilization in certain geographies, stabilized in the third quarter of 2020 to near pre-COVID levels, and since that time have generally held at or, in certain geographies and departments, have gone beyond pre-COVID levels. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely. Although currently COVID-19 is not impacting our business activity levels and we believe the worst of the pandemic’s effect on our business to be behind us, uncertainty remains regarding the potential future emergence of additional variant strains of COVID-19 and how those variant strains would impact the macroeconomic environment and our business.

While our operations in 2021, in general, performed beyond pre-COVID levels, we will continue to monitor key performance metrics such as labor hour demand and rental utilization and, in-turn, rationalize our skilled labor and rental fleet levels to match expected demand for 2022 and through the end of the COVID-19 pandemic.

We believe that the acquisitions and investments made in the calendar years 2020 and 2021 expanded our service capabilities, geographic reach, end market diversification and product offerings; each of which will ultimately strengthen our resiliency to economic shocks and will help to preserve liquidity over the long term.

While we have sufficient liquidity to fund our operations currently, our Board of Directors and management team continues to monitor and evaluate the continuing impacts of the COVID-19 pandemic on our business and operations, and to the extent business conditions regress from current levels we may take additional actions to further reduce costs and/or seek additional financing to bolster our liquidity position.

Exchange of Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

Issuance of 5.625% Senior Secured Second Lien Notes due 2026

On April 1, 2021, we completed a private offering of $315 million of 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto (the “Guarantors”) and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the Guarantors (the “Guarantees” and, together with the Notes, the “Securities”) on a second lien, senior secured basis. The Notes are guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under the Credit Agreements (as defined below), amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility (as defined below), the First Lien Floor Plan Facility (as defined below) and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

The Notes were issued pursuant to an indenture dated April 1, 2021 (the “Indenture”), among us, the Guarantors and Wilmington Trust, National Association, as trustee and as collateral agent. The Notes will bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year and began on October 15, 2021.

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

The Floor Plan Facility is an asset-based revolving loan facility related to the floor plan equipment that provides for borrowings of up to $50 million. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025. On December 20, 2021, the Company entered into a First Amendment to the Amended and Restated Floor Plan Credit Agreement, which increased its maximum borrowing capacity to $50 million and increased its credit line borrowing capacity on all OEM floor plan facilities up to $350 million.

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in the U.S. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, earthmoving equipment, cranes, paving and asphalt equipment and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)	new equipment sales;
(ii)	used equipment sales;
(iii)	parts sales;
(iv)	repair and maintenance services; and
(v)	equipment rentals.

We have operated as an equipment dealership for over 37 years and have developed a branch network that includes 64 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisitions of PeakLogix, Inc. (“PeakLogix”) in June 2020 and ScottTech, LLC (“ScottTech”) in March 2021, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in e-commerce and logistics.

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

The material handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The material handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, Alta Material Handling New York State, LLC, PeakLogix, LLC, and Alta Industrial Equipment New York, LLC. The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Indiana, Illinois, Ohio, New York, Florida and throughout the New England States. The construction equipment segment is made up of the legal entities Alta Construction Equipment, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Construction Equipment Florida, LLC, Alta Construction Equipment Ohio, LLC, Alta Construction Equipment New England, LLC, Alta Mine Services, LLC, and Alta Construction Equipment New York, LLC. Ginop Sales, Inc. is the wholly-owned subsidiary of Alta Kubota Michigan, LLC which is the wholly-owned subsidiary of Alta Construction Equipment, LLC. As further explained below, NITCO, LLC, engages in operations related to both the material handling and the construction equipment segment within a common legal entity.

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being a holding companies, the Corporate entities also hold compensation (including shared based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises and the Company’s income tax provision.

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

Acquisitions

Ginop

On December 31, 2021, the Company acquired the stock of Ginop, a privately held compact construction and agricultural equipment distributor, for a total purchase price of $30.2 million which includes $0.9 million of the potential $1.5 million additional earn-out payments tied to post closing performance of the Ginop business. Alta acquired $0.7 million of cash and $0.3 million of estimated excess working capital in the transaction, yielding an enterprise value of approximately $29.2 million. The acquisition strengthens our construction product and service offerings in Northern Michigan and expands our relationship with Kubota.

Ambrose

On December 31, 2021, the Company acquired the assets of Ambrose, a privately held construction equipment distributor, for a total purchase price of $13.1 million, including a $2.8 million purchase price adjustment due to working capital. The Company acquired $0.2 million of cash and $0.6 million of estimated working capital deficit in the transaction, yielding an enterprise value of approximately $13.5 million.  Ambrose is the Northeast’s premier asphalt equipment dealer for more than 33 years, with locations in New Hampshire and Massachusetts.

Midwest Mine

On December 1, 2021, the Company acquired the assets of Midwest Mine for a total purchase price of $6.9 million. Midwest Mine fabricates and installs full aggregate processing plants for quarries, mines, and recycling operations throughout the United States and is well-established in the Ohio and Michigan markets.

Gibson

On October 1, 2021, the Company acquired the assets of Gibson, a privately held premium equipment distributor, for a total purchase price of $10.6 million. The acquisition included $1.2 million of floorplan-eligible new equipment inventory and the Company assumed $4.4 million of equipment financing at closing, yielding an enterprise value at close of approximately $13.8 million. Gibson expands our geographic footprint and presence into Ohio and broadens our construction equipment product portfolio, OEM relationships, and service offerings.

Baron

On September 1, 2021, the Company acquired Baron, a privately held dock & door business, for a total purchase price of $1.3 million. Baron specializes in commercial overhead loading dock doors and equipment, hydraulic lifts, and vertical reciprocating conveyors. The acquisition is another step in the Company’s strategy to build out a full-service warehousing and logistics offering within the material handling segment.

ScottTech

On March 1, 2021, the Company acquired the assets of ScottTech, a material handling, warehouse control software, and turn-key warehouse system integration services provider, for a total purchase price of $2.4 million. The acquisition has natural synergies with the Company’s prior year acquisition of PeakLogix and further bolsters our capabilities with customers in the warehousing and logistics, distribution, and e-commerce end-markets.

Vantage

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

Howell Tractor

On October 30, 2020, the Company acquired the assets of Howell Tractor, a construction equipment and crane dealer in the greater Chicagoland area, for cash consideration of $23.0 million. Additionally, the Company issued 507,143 shares of its common stock in connection with the purchase agreement, valued at $4.0 million, yielding a total purchase price of approximately $27.0 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the total enterprise value at close was $23.7 million. This acquisition expands our presence in the Northern Illinois and Northwest Indiana markets adding a best-in-class product to our portfolio and additional service offerings.

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

Flagler

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

Financial Statement Components

Our revenues and related costs are primarily derived from sale or rental of equipment and related activities, and consist of:

New Equipment Sales. We sell new heavy construction and material handling equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers, including Hyster, Yale, Volvo, and JCB. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products related to our material handling equipment offerings and, with the acquisition of PeakLogix and ScottTech, we provide warehouse design capabilities, automated equipment installation, system integration solutions and warehouse controls software.

Used Equipment Sales. We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party financing lease arrangement that we purchase from the financing company, or used equipment that is sourced for our customers in the open market by our used equipment specialists. Used equipment sales made in our territories, like new equipment sales, generate parts and services business for the Company, as well.

Parts Sales. We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEM’s with which we have exclusive dealership agreements to sell new equipment.

Service Support. We provide maintenance and repair services for customer-owned equipment, and we maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately half of our employees are skilled service technicians. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $451.7 million. The original acquisition cost of our rental fleet excludes the $9.7 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

General and Administrative Expenses. These costs are comprised of three main components: personnel costs, operational costs, and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying, maintaining and leasing our service vehicle fleet, insurance, information technology, office and shop supplies, general corporate costs, depreciation of non-sales and rental related assets, and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes, and building insurance.

Other Income (Expense). This section of the income statement is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, and our second lien secured notes. Also included in this section of the financials are non-recurring costs, in particular expenses associated with the extinguishment of debt.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

Consolidated Results

	Year Ended December 31,		Increase (Decrease)		Percent of Revenue
	2021	2020	2021 versus 2020		2021 versus 2020
Revenues:
New and used equipment sales	$568.8	$410.3	$158.5	38.6%	46.9%	47.0%
Parts sales	178.5	129.6	48.9	37.7%	14.7%	14.8%
Service revenue	165.5	128.5	37.0	28.8%	13.7%	14.7%
Rental revenue	155.5	118.8	36.7	30.9%	12.8%	13.6%
Rental equipment sales	144.5	86.4	58.1	67.2%	11.9%	9.9%
Net revenue	$1,212.8	$873.6	$339.2	38.8%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	$478.0	$356.4	$121.6	34.1%	39.5%	40.8%
Parts sales	123.4	89.1	34.3	38.5%	10.2%	10.2%
Service revenue	68.2	49.5	18.7	37.8%	5.6%	5.7%
Rental revenue	20.6	20.2	0.4	2.0%	1.7%	2.3%
Rental depreciation	85.3	68.4	16.9	24.7%	7.0%	7.8%
Rental equipment sales	122.9	75.5	47.4	62.8%	10.1%	8.6%
Cost of revenue	$898.4	$659.1	$239.3	36.3%	74.1%	75.4%

Gross profit	$314.4	$214.5	$99.9	46.6%	25.9%	24.6%

General and administrative expenses	$285.9	$216.0	$69.9	32.4%	23.6%	24.7%
Depreciation and amortization expense	10.5	6.6	3.9	59.1%	0.8%	0.8%
Total general and administrative expenses	$296.4	$222.6	$73.8	33.2%	24.4%	25.5%

Income (loss) from operations	$18.0	$(8.1)	$26.1	(322.2)%	1.5%	(0.9)%

Other (expense) income
Interest expense, floor plan payable – new equipment	$(1.7)	$(2.3)	$0.6	(26.1)%	(0.1)%	(0.3)%
Interest expense – other	(22.3)	(21.5)	(0.8)	3.7%	(1.9)%	(2.4)%
Other income	0.7	8.9	(8.2)	(92.1)%	0.1%	1.0%
Loss on extinguishment of debt	(11.9)	(7.6)	(4.3)	56.6%	(1.0)%	(0.9)%
Total other (expense) income	$(35.2)	$(22.5)	$(12.7)	56.4%	(2.9)%	(2.6)%

Loss before taxes	$(17.2)	$(30.6)	$13.4	(43.8)%	(1.4)%	(3.5)%

Income tax provision (benefit)	3.6	(6.6)	10.2	(154.5)%	0.3%	(0.8)%

Net loss	$(20.8)	$(24.0)	$3.2	(13.3)%	(1.7)%	(2.7)%

Preferred stock dividends	(2.6)	—	(2.6)	100%	(0.2)%	—
Net loss available to common shareholders	$(23.4)	$(24.0)	$0.6	(2.5)%	(1.9)%	(2.7)%

Revenues: Consolidated revenues increased by $339.2 million, or 38.8%, to $1,212.8 million for the year ended December 31, 2021 as compared to the previous year. Drivers of this period over period increase include the favorable full period impact from the acquisitions completed in 2020, organic growth coming from the favorable business climate existing in 2021, and the relative impact COVID-19 had on the 2020 comparative period. The acquisitions completed during 2021 had some impact on the period over period revenue increase, but because the majority of these acquisitions occurred in the fourth quarter of the calendar year, the overall impact on the annual results were relatively minor in comparison to the other drivers identified In observing the consolidated results on an organic basis, thereby including only the results of the entities that appear fully in both periods, new and used equipment sales increased 7.7% over prior year as market demand for equipment rebounded in 2021, but lead time delays within the supply chain limited our ability for even greater new equipment throughput, resulting in a large sales order backlog. Organic parts and service revenues increased by 10.1% and 11.0%, respectively, over last year, as the impact of COVID-19 had a negative impact on the aftermarket revenue streams in 2020. Similarly, rental revenue exhibited growth on an organic basis of 8.7% over last year as physical utilization trends improve and rental rates have increased amidst industry-wide delays in new equipment deliveries. Lastly, rental equipment sales increased organically by 13.4% as customer demand grew in the year for lightly used equipment while lead times for new equipment have been extended amid the global supply chain issues impacting many equipment manufacturers. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and maintain profitability in our high margin product support departments.

Gross profit (GP):

	Year Ended December 31,
	2021	2020	Change
Consolidated	GP%	GP%	GP%
New and used equipment sales	16.0%	13.1%	2.9%
Parts sales	30.9%	31.3%	(0.4)%
Service revenue	58.8%	61.5%	(2.7)%
Rental revenue	31.9%	25.4%	6.5%
Rental equipment sales	14.9%	12.6%	2.3%

Consolidated gross profit	25.9%	24.6%	1.3%

Consolidated gross profit increased by 1.3% from 24.6% in the year ended December 31, 2020 to 25.9% over the same period in 2021. New and used equipment sales as well as rental equipment sales margins improved in 2021 compared to last year as retail pricing levels increased and our material handling segment’s design and build business, which realizes higher gross margins than traditional lift truck sales, was a larger portion of equipment sales in 2021 versus 2020. We realized an increase in rental revenue gross margin in 2021 largely as a result improved physical utilization of the rental fleet and our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Parts sales gross margins were down modestly year-over-year primarily due to the mix of revenue being more heavily weighted to our construction segment where parts gross margins are lower when compared to our material handling segment, relatively speaking. Additionally, service gross margins reduced, in part due to a year-over-year labor cost allocation change in our material handling segment, described further in our segment-based discussion and analysis.

General and Administrative expenses: Consolidated general and administrative (“G&A”) expenses increased by 33.2% to $296.4 million for the year ended December 31, 2021 as compared to the same period last year. This increase was mainly driven by the full period impact from our 2020 acquisitions as well as an increases in certain sales-based expenses such as sales commissions and technician operating costs (i.e. vehicle leases, repairs, and fuel), benefits-related costs from a rise in employees seeking healthcare postponed from 2020 due to the COVID-19 pandemic, along with various incremental administrative and information technology costs that relate to onboarding and integrating acquired companies onto our operating platform which we believe will yield long-term operating efficiencies and benefits from a risk management perspective. Further, certain temporary cost-saving measures were in place during 2020, including but not limited to a reduction in executive-level compensation, travel and entertainment restrictions, discretionary spending freezes, and a suspension of matching contributions into the 401(k), which assisted in defraying the reductions in revenue amid the more acute phases of the COVID-19 pandemic, while such measures were not in place in 2021. Lastly, consolidated G&A includes expenses related to professional and outside services related to acquiring and then integrating our acquisition targets, and professional services related to capital raising activities, both of which are non-recurring expenses in nature.

Other (expense) income: Consolidated other expense increased by $12.7 million for the year ended December 31, 2021 compared to the same period last year. The unfavorable change was primarily attributable to $8.0 million in key man life insurance proceeds received in 2020 as a result of the passing away of our Construction Group President and higher debt extinguishment costs incurred in 2021. Additionally, the year over year change was also attributable to the $11.9 million loss on debt extinguishment realized for the year ended December 31, 2021 compared to the same period last year.

Provision (benefit) for income taxes: Income tax provision for the year ended December 31, 2021 was $3.6 million compared to $6.6 million benefit for the year ended December 31, 2020. This change is due to establishing a valuation allowance in 2021 against the deferred tax assets associated with losses for which we may not realize a related tax benefit. The benefit in 2020 was the result of the level of pre-tax loss for the period from February 14, 2020 to December 31, 2020.

Preferred Stock Dividend: Preferred stock dividends were $2.6 million for the year ended December 31, 2021. This relates to the Company’s dividend payout on its Series A Preferred Stock that it issued on December 22, 2020.

Material Handling Results

	Year Ended December 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$258.3	$195.1	$63.2	32.4%
Parts sales	65.4	55.5	9.9	17.8%
Service revenue	94.6	80.0	14.6	18.3%
Rental revenue	48.4	42.4	6.0	14.2%
Rental equipment sales	0.8	7.5	(6.7)	(89.3)%
Net revenue	$467.5	$380.5	$87.0	22.9%

Cost of revenues:
New and used equipment sales	205.2	163.7	41.5	25.4%
Parts sales	42.5	35.2	7.3	20.7%
Service revenue	37.5	29.8	7.7	25.8%
Rental revenue	6.2	7.2	(1.0)	(13.9)%
Rental depreciation	14.2	17.6	(3.4)	(19.3)%
Rental equipment sales	0.7	5.6	(4.9)	(87.5)%
Cost of revenue	$306.3	$259.1	$47.2	18.2%

Gross profit	$161.2	$121.4	$39.8	32.8%

General and administrative expenses	140.7	106.2	34.5	32.5%
Depreciation and amortization expense	5.1	3.5	1.6	45.7%
Total general and administrative expenses	$145.8	$109.7	$36.1	32.9%

Income from operations	$15.4	$11.7	$3.7	31.6%

Other (expense) income
Interest expense, floor plan payable – new equipment	(0.6)	(1.1)	0.5	(45.5)%
Interest expense – other	(7.6)	(4.1)	(3.5)	85.4%
Other income	3.0	0.6	2.4	400.0%
Total other (expense) income	$(5.2)	$(4.6)	$(0.6)	13.0%

Net income	$10.2	$7.1	$3.1	43.7%

	Percent of Revenue
Material Handling	Year Ended December 31,
	2021	2020
Revenues:
New and used equipment sales	55.2%	51.3%
Parts sales	14.0%	14.6%
Service revenue	20.2%	21.0%
Rental revenue	10.4%	11.1%
Rental equipment sales	0.2%	2.0%
Net revenue	100.0%	100.0%

Cost of revenues:
New and used equipment sales	44.0%	43.0%
Parts sales	9.1%	9.3%
Service revenue	8.0%	7.8%
Rental revenue	1.3%	1.9%
Rental depreciation	3.0%	4.6%
Rental equipment sales	0.1%	1.5%
Cost of revenue	65.5%	68.1%

Gross profit	34.5%	31.9%

Revenues: Material handling segment revenues increased by 22.9% to $467.5 million for the year ended December 31, 2021 as compared to the same period last year. Overall, revenue streams were up primarily from the economic recovery from the COVID-19 pandemic that negatively influenced material handling revenues in 2020, along with the impact of acquisitions made in both 2020 and 2021, more specifically the growth attributed to our design and build and system integration project revenues resulting from the acquisition of PeakLogix and ScottTech. On an organic basis, focusing only on the material handling entities that were fully operational over both comparable timeframes of the 2020 and 2021 calendar years, and despite supply chain delays, new and used equipment sales increased 3.1%. Aftermarket parts and service revenues increased 8.0% organically when comparing to the same period last year. Rental revenue increased 6.7% on an organic basis from the same period last year as a result of improved fleet utilization and an increased rental rate environment.

Gross profit (GP):

	Year Ended December 31,
	2021	2020	Change
	GP%	GP%	GP%
New and used equipment sales	20.6%	16.1%	4.5%
Parts sales	35.0%	36.6%	(1.6)%
Service revenue	60.4%	62.8%	(2.4)%
Rental revenue	57.9%	41.5%	16.4%
Rental equipment sales	12.5%	25.3%	(12.8)%

Segment gross profit	34.5%	31.9%	2.6%

Material Handling gross profit increased to 34.5% in the year ended December 31, 2021 from 31.9% compared to the same period in 2020. We realized improved new and used equipment gross margin in 2021 when compared to the same period in 2020 as retail pricing for equipment has strengthened amid increased demand for equipment and a dearth of new supply. Increased equipment margins are also attributable to Peaklogix and ScottTech’s influence on the segment, as their design and build and system integration projects realize higher relative margins than traditional lift truck sales. We also realized an increase in rental revenue gross margin in 2021 as cost of revenues decreased, mainly due to our updated depreciation method as described in our Note 2 to the Consolidated Financial Statements. Service revenue gross profit margins decreased by 2.4% while the parts sales gross profit margins decreased by 1.6% in 2021 compared to the same period in 2020. The service margin declines in the material handling segment can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor is properly allocated since this date. A decline in rental equipment sales gross margins was noted year over year, but as rental equipment sales in the material handling segment represent a minor component of the total sales volume, such volatility in margin is not unusual, nor is it a material enough contributory factor of the segment to warrant any concern.

General and administrative expenses: Material handling general and administrative (“G&A”) expenses increased by 32.9% to $145.8 million for the year ended December 31, 2021 as compared to the same period last year. This change was mainly driven by the full year impact in 2021 of the Peaklogix and Hilo acquisitions, which were June and July 2020 acquisitions, respectively, and the ScottTech and Baron acquisitions which closed during the first and third quarters of 2021, respectively. Also driving the incremental increase are increases in certain variable costs like sales-based expenses such as sales commissions and technician operating costs (i.e. vehicle leases, repairs, and fuel) as the business scales organically. Additionally, higher employee benefit related expenses attributable to the growing number of medical expenditures in 2021 when compared to 2020, and the impact of increased technology expenses are also leading to year over year increases. Lastly, many cost-saving measures were enacted in the second and third quarters of 2020 which assisted in defraying the reductions in revenue amid the most acutely impacted periods of the COVID-19 pandemic. These measures were not in place during 2021.

Other (expense) income: Material handling other expense increased by $0.6 million to $5.2 million for the year ended December 31, 2021 as compared to the same period last year primarily due to higher interest expense, which is largely associated with the draws made against the ABL credit facility to support the acquisition activities of the segment.

Construction Equipment Results

	Year Ended December 31,		Increase (Decrease)
	2021	2020	2021 versus 2020
Revenues:
New and used equipment sales	$310.5	$215.2	$95.3	44.3%
Parts sales	113.1	74.1	39.0	52.6%
Service revenue	70.9	48.5	22.4	46.2%
Rental revenue	107.1	76.4	30.7	40.2%
Rental equipment sales	143.7	78.9	64.8	82.1%
Net revenue	$745.3	$493.1	$252.2	51.1%

Cost of revenues:
New and used equipment sales	272.8	192.7	80.1	41.6%
Parts sales	80.9	53.9	27.0	50.1%
Service revenue	30.7	19.7	11.0	55.8%
Rental revenue	14.4	13.0	1.4	10.8%
Rental depreciation	71.1	50.8	20.3	40.0%
Rental equipment sales	122.2	69.9	52.3	74.8%
Cost of revenue	$592.1	$400.0	$192.1	48.0%

Gross profit	$153.2	$93.1	$60.1	64.6%

General and administrative expenses	134.6	95.9	38.7	40.4%
Depreciation and amortization expense	5.4	3.1	2.3	74.2%
Total general and administrative expenses	$140.0	$99.0	$41.0	41.4%

Income (loss) from operations	$13.2	$(5.9)	$19.1	(323.7)%

Other (expense) income
Interest expense, floor plan payable – new equipment	(1.1)	(1.2)	0.1	(8.3)%
Interest expense – other	(12.8)	(9.9)	(2.9)	29.3%
Other (expense) income	(2.2)	0.3	(2.5)	(833.3)%
Total other (expense) income	$(16.1)	$(10.8)	$(5.3)	49.1%

Net loss	$(2.9)	$(16.7)	$13.8	(82.6)%

	Percent of Revenue
Construction Equipment	Year Ended December 31,
	2021	2020
Revenues:
New and used equipment sales	41.6%	43.7%
Parts sales	15.2%	15.0%
Service revenue	9.5%	9.8%
Rental revenue	14.4%	15.5%
Rental equipment sales	19.3%	16.0%
Net revenue	100.0%	100.0%

Cost of revenues:
New and used equipment sales	36.6%	39.1%
Parts sales	10.9%	10.9%
Service revenue	4.1%	4.0%
Rental revenue	1.9%	2.6%
Rental depreciation and amortization	9.5%	10.3%
Rental equipment sales	16.4%	14.2%
Cost of revenue	79.4%	81.1%

Gross profit	20.6%	18.9%

Revenues: Construction equipment segment revenues increased by 51.1% to $745.3 million for the year ended December 31, 2021 as compared to the same period last year. This increase was mainly attributable to organic growth in the segment and the impact of the full period results from the Flager, Martin, Howell Tractor, and Vantage acquisitions that occurred throughout 2020. The Construction equipment segment, which was less operationally impacted by COVID-19 versus our material handling segment, was also quicker to recover from the impact of the COVID-19 pandemic and, from an equipment sales perspective, was relatively less impacted by the supply chain constraints in 2021. On an organic basis, new and used equipment sales increased 15.0%, and parts and service revenues are up 16.7% when comparing to the same period last year, as technician headcount increased on an organic basis. Rental revenue has increased on an organic basis of 10.6%, and rental equipment sales increased 27.0% from the same time a year ago on an organic basis. Our rental department experienced an increase in both utilization and rate improvement, along with an increase in the demand for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment. Sustaining our rental fleet size throughout the COVID-19 pandemic has proven beneficial to our 2021 results as we are well-positioned to secure rental and sales opportunities in a strong pricing environment. Of further note, and although not included in the organic figures mentioned above due to the acquisition occurring in February 2020, our Florida region has contributed significantly to the overall growth in the segment. If annualizing the regional results for 2020 and comparing them to the actual 2021 results, the Florida region of the construction segment has experienced year over year revenue growth of close to 50%, exceeding double digit growth in each of the key revenue categories.

Gross profit (GP):

	Year Ended December 31,
	2021	2020	Change
	GP%	GP%	GP%
New and used equipment sales	12.1%	10.5%	1.6%
Parts sales	28.5%	27.3%	1.2%
Service revenue	56.7%	59.4%	(2.7)%
Rental revenue	20.2%	16.5%	3.7%
Rental equipment sales	15.0%	11.4%	3.6%

Segment gross profit	20.6%	18.9%	1.7%

Construction equipment gross profit increased by 1.7% to 20.6% for the year ended December 31, 2021, from 18.9% compared to the same period in 2020. New and used equipment sales margins as well as parts margins improved compared to the same period in 2020 amidst a supply-constrained marketplace causing retail prices to rise. An increase in rental revenue and rental equipment sales gross margins were the main drivers in the overall improved margin. Rental margins increased primarily due to improved utilization and a rising rental rate environment in 2021 when compared to the COVID-19 impacted 2020. Service gross margins decreased modestly year-over-year, primarily as a result of the compressed margins on warranty work.

General and Administrative expenses: Construction equipment general and administrative (G&A) expenses increased by 41.4% to $140.0 million for the year ended December 31, 2021 as compared to the same period last year. The year over year increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Flagler, Martin, Howell Tractor, and Vantage throughout 2020. Also driving the incremental increase are increases in certain variable costs like sales-based expenses such as sales commissions and technician operating costs (i.e. vehicle leases, repairs, and fuel) as the business scales organically. Additionally, higher employee benefit related expenses attributable to the growing number of medical expenditures in 2021 when compared to 2020, and the impact of increased technology expenses are also leading to year over year increases.

Other (expense) income: Construction equipment other expense increased to $16.1 million for the year ended December 31, 2021 as compared to the same period last year. The year over year increase was mainly due to the interest expense respective to the 2020 acquisitions as assets were financed through our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Year ended December 31, 2021 compared with year ended December 31, 2020 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the year ended December 31, 2021, operating activities resulted in net cash used in operations of $30.7 million. Our reported net loss of $20.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, provision for losses on accounts receivable, and the share-based payments, provided net cash inflows of $77.3 million. Changes in working capital included a $154.1 million increase in inventories, $14.6 million in net payments on manufacturer floor plans, and a $51.4 million increase in accounts receivable and prepaid expenses and other assets. Cash flows from operating activities were favorably impacted by $144.5 million due to proceeds from sale of rental equipment, and a $29.0 million favorable change in accounts payable, accrued expenses, customer deposits, leases and other liabilities.

For the year ended December 31, 2020, operating activities resulted in net cash used in operations of $35.0 million. Our reported net loss of $24.0 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, former debt extinguishment, provision for losses on accounts receivable, and the share-based payments, provided net cash inflows of $43.8 million. Changes in working capital included a $136.5 million increase in inventories, $38.0 million in net payments on manufacturer floor plans, and a $6.8 million increase in accounts receivable and prepaid expenses and other assets. Cash flows from operating activities were favorably impacted by $86.4 million due to proceeds from sale of rental equipment, and a $16.1 million favorable change in accounts payable, accrued expenses, customer deposits, leases and other liabilities.

Cash Flow from Investing Activities. For the year ended December 31, 2021, our cash used in investing activities was $113.4 million. This was mainly due to $63.4 million use of cash as a result of the recent acquisitions and $50.0 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets.

For the year ended December 31, 2020, our cash used in investing activities was $227.9 million. This was mainly due to $180.0 million use of cash as a result of the 2020 acquisitions and $47.9 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets.

Cash Flow from Financing Activities. For the year ended December 31, 2021, cash provided by financing activities was $83.8 million. Net proceeds under our lines of credits and floor plans with an unaffiliated source (i.e. a non-vendor) were $59.4 million and $4.8 million, respectively. Net proceeds from issuance of notes amounted to $310.2 million. This was partially offset by payments related to the extinguishment of former debt which totaled $153.1 million, expenditures of debt issuance costs of $1.7 million, $3.8 million of payments on long term debt and finance lease obligations, and promissory note and dividend payments totaling $3.60 million.

For the year ended December 31, 2020, cash provided by financing activities was $264.1 million. The favorable impact was mainly due to $175.7 million proceeds from the completion of the reverse recapitalization. Net proceeds under our lines of credits and floor plans with an unaffiliated source (i.e. a non-vendor) were $166.1 million and $6.8 million, respectively. Net proceeds under long-term debt amounted to $149.4 million. Additionally, we had cash inflows as a result of proceeds from issuance of common stock and preferred stock of $32.2 million and disgorgement of short swing profits of $1.6 million. This was partially offset by payments related to the extinguishment of former debt, a line of credit and redemption of former shareholders’ notes payable all of which totaled $221.6 million, an extinguishment of a warrant liability of $29.6 million, expenditures of debt issuance costs of $2.7 million, repurchases of common stock of $5.9 million, a $7.9 million payment on long term debt and finance lease obligations.

Sources of Liquidity

The Company reported $2.3 million in cash as of December 31, 2021.

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

In connection with the offering of the Notes and the Amended and Restated Credit Agreement, the Company amended and restated its floor plan facility with its first lien lender by entering into the Sixth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. The Floor Plan Credit Agreement is an asset-based revolving loan facility related to the floor plan equipment that provides for borrowings of up to the lesser of $50 million, as a result of the December 20, 2021 First Amendment to the Amended and Restated Floor Plan Credit Agreement, or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025.

Line of Credit and Floor Plan First Lien Lender

The Company has a revolving line of credit with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The revolving line of credit has a maximum borrowing capacity of $350 million and interest cost is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of December 31, 2021, the Company had an outstanding revolving line of credit balance of $100.7 million, excluding unamortized debt issuance costs.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $50 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of December 31, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs.

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

Maximum borrowings under the floor plans and the revolving line of credit are limited to $750 million. The total amount outstanding as of December 31, 2021 and December 31, 2020 was $255.6 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.4 million and $1.5 million, respectively

Senior Secured Second Lien Notes

 As of December 31, 2021, outstanding borrowings under the Senior Secured Second Lien Notes were $310.0 million, which included $5.0 million deferred financing costs and original issue discounts. As of December 31, 2021, the effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended December 31, 2021 was approximately $207.6 million, including $165.3 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $144.5 million for the period ended December 31, 2021 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the lines of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the lines of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of December 31, 2021, we had $385.2 million of available borrowings under the revolving line of credit and floor plans.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2021, there was $3.4 million in outstanding letters of credits issued in the normal course of business.

Critical Accounting Policies

In the preparation of consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. Our management, on an ongoing basis, reviews these estimates and assumptions. While we believe the estimates and judgments we use in preparing our consolidated financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and, therefore, actual results may materially differ from these estimates. We consider the following items in the consolidated financial statements to require significant estimation or judgment. See Note 2 to our consolidated financial statements for the year ended December 31, 2021 for a summary of our significant accounting policies.

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

We enter into various equipment sale transactions with certain customers, whereby customers purchase equipment from us and then lease the equipment to a third party. In some cases, we provide a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. We are precluded from recognizing a sale of equipment if we guarantee to repurchase the sold equipment back or guarantee the resale value of the equipment. Rather, these transactions are accounted for in accordance with ASC 840, Leases (“ASC 840”) in 2020 and ASC 842, Leases (“ASC 842”) in 2021.

Deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee.

We also enter into various rental agreements whereby owned equipment is rented to customers. Revenue from the majority of rental agreements is recognized over the term of the agreement in accordance with ASC 840 in 2020 and ASC 842 in 2021. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Consolidated Balance Sheets. Rental equipment is also purchased by customers outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

Periodic and ad-hoc maintenance service revenue is recognized upon completion of the service and the agreement of terms with the customer. Revenue from guaranteed maintenance contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract, typically three to five years.

We also enter into contracts with customers where we provide automated equipment installation and system integration services, or project-based revenues. These project-based revenues are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Useful Lives of Rental Equipment and Property and Equipment

We depreciate rental equipment and property and equipment over their estimated useful lives. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues. The principal methods of depreciation used are straight-line basis over the estimated useful lives or percentage of rental revenue based on the unit of activity method. We periodically review the assumptions used in calculating rates of depreciation. We may be required to change these estimates based on changes in our industry or changes in other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. The amount of depreciation expense we record is highly dependent upon the estimated useful lives assigned to each category of equipment and the utilization of equipment where the unit of activity method is applied.

 Generally, we assign the following useful lives to the below categories of Property and Equipment:

Estimated Useful Life
Transportation equipment (autos and trucks)	2 – 5 years
Machinery and equipment including rental fleet	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Evaluation of Useful Lives of Intangible Assets

During the 4th quarter of 2021, the Company reassessed the useful lives of our intangible assets acquired from recent acquisitions. Given our recent rebranding efforts, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization in the 4th quarter of 2021 and beyond.

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

Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. While the Company does not believe a qualitative assessment would have triggered the required quantitative assessment, quantitative assessments were performed at September 30, 2021 and September 30, 2020, nonetheless. As such, we estimated the fair values of our reporting units based on financial information of companies that we deemed were comparable to our business. We made judgments regarding the comparability of publicly traded companies engaged in similar businesses and based our judgments on factors such as size, growth rates, profitability, business model and risk.

Our annual goodwill impairment testing conducted as of September 30, 2021 and September 30, 2020 indicated that all of our reporting units had estimated fair values which exceeded their respective carrying amounts.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience, current conditions and reasonable assumptions with specific customers that we believe affect collectability. Our estimate could require change based on changing circumstances, including changes in the economy or in the credit conditions of individual customers. Accordingly, we may be required to increase or decrease our allowances. Write-offs of such receivables require management approval based on specified dollar thresholds.

Off Balance Sheet Transactions

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2021, and December 31, 2020 respectively, there was $3.4 million and $1.4 million in outstanding letters of credit issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between various third-party leasing companies. The estimated exposure related to these guarantees was $1.7 million and $2.4 million at December 31, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Management has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which were included in the December 31, 2021 consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified three material weaknesses in internal control over financial reporting as of December 31, 2021:

1)

The first related to ineffective information technology general controls (ITGCs) in the areas of user access and segregation of duties over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of IT control processes lacking sufficient documentation such that the successful operation of ITGCs was overly dependent upon knowledge and experience of certain individuals within the Company.

2)

The second related to ineffective controls in aggregate over parts inventory, including cycle counts, receiving controls, and monitoring of adjustments to inventory. We believe that these control deficiencies were a result of inadequate policies and procedures and lack of training leading to the inconsistent control performance across our geographies.

3)

The third related to ineffective controls in aggregate over the order-to-cash process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts.  We believe that these control deficiencies were a result of inadequate policies and procedures and lack of training leading to the inconsistent control performance across our geographies.

Based on the assessment and identification of the material weaknesses described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our chief executive officer and principal financial officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K. In addition, we have begun to develop a remediation plan for these material weaknesses, which is described below.

The effectiveness of our internal control over financial reporting has been audited by UHY LLP, an independent registered public accounting firm. As stated in its report included herein, UHY LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

1)

For the material weakness over user access and segregation of duties; (i) working with our enterprise resource planning (“ERP”) vendor to implement a specific system module to assist with the documentation and monitoring of user access and segregation of duties; (ii) dedicating personnel, including management, to focus on successful and timely implementation of the aforementioned ERP module; (iii) enhancing and expanding policies and procedures over the performance of user access reviews and the monitoring of segregation of duties; (iv) developing a training program and educating control owners concerning the principles and requirements of each control related to user access and segregation of duties within IT systems impacting financial reporting.

2)

For the material weakness over parts inventory; (i) enhancing and expanding policies and procedures over the performance of controls around parts inventory, including cycle counts, receiving, and the monitoring of inventory adjustments; (ii) developing a training program and educating personnel concerning the principles and requirements of each control impacting parts inventory; (iii) dedicating personnel, including management, to focus on successful and timely development and implementation of the aforementioned policies, procedures, and training.

3)

For the material weakness over order-to-cash; (i) enhancing and expanding policies and procedures over the performance of controls around the sales process, across all lines of business; (ii) developing a training program and educating personnel concerning the principles and requirements of each control impacting the sales cycle; (iii) dedicating personnel, including management, to focus on successful and timely development and implementation of the aforementioned policies, procedures, and training.

We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While there can be no assurance that our efforts will be successful, we expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2022.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses identified during the quarter, there was no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.7

Indenture, dated April 1, 2021, among the Company, the Guarantors listed therein and Wilmington Trust, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 5, 2021).

4.8

Form of 5.625% Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 5, 2021). Form of 5.625% Senior Secured Second Lien Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 5, 2021).

4.9

Registration Rights Agreement, dated April 8, 2019, by and among the Company, B. Riley Principal Sponsor Co., LLC and the Company’s independent directors (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

4.10

Registration Rights Agreement, dated February 14, 2020, by and among the Company and Ryan Greenawalt, Robert Chiles, Anthony Colucci, Craig Brubaker, Alan Hammersley, Richard Papalia, Paul Ivankovics and Jeremy Cionca (incorporated by reference to Exhibit 10.2 of the Form 8-A (File No. 001- 38864) filed by the Company on February 14, 2020).

10.1

Sixth Amended and Restated ABL First Lien Credit Agreement, dated April 1, 2021, among Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York and PEAKLOGIX, LLC the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.2

Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated February 3, 2020, among Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York and PEAKLOGIX, LLC the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.3

Intercreditor Agreement, dated April 1, 2021, between JPMORGAN CHASE BANK, N.A., as Administrative Agent for the ABL First Lien Secured Parties, WILMINGTON TRUST, NATIONAL ASSOCIATION, as collateral agent for the Second Lien Secured Parties, and acknowledged by Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York, LLC and PEAKLOGIX, LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

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

10.9

Registration Side Letter — Howell Share Consideration (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 001-38864) filed by the Company on October 26, 2020).

10.10

Underwriting Agreement, dated December 17, 2020, by and among Alta Equipment Group Inc. and B. Riley FBR, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

10.11*	Form of Restricted Stock Unit Agreement (Employee).

10.12*	Form of Restricted Stock Unit Agreement (Non-Employee Director)

21.1*	Subsidiaries of the Company.

23.1*	Consent of UHY LLP.

24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: March 31, 2022	By:	/s/ Ryan Greenawalt
Ryan Greenawalt
Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Greenawalt and Tony Colucci, jointly and severally, their attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan Greenawalt	Chief Executive Officer and Director	March 31, 2022
Ryan Greenawalt	(Principal Executive Officer)

/s/ Anthony J. Colucci	Chief Financial Officer	March 31, 2022
Anthony J. Colucci	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zachary Savas	Director	March 31, 2022
Zachary Savas

/s/ Daniel Shribman	Director	March 31, 2022
Daniel Shribman

/s/ Andrew Studdert	Director	March 31, 2022
Andrew Studdert

/s/ Katherine White	Director	March 31, 2022
Katherine White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alta Equipment Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alta Equipment Group Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2022, expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As disclosed in Note 12 of the consolidated financial statements, the Company leases its operating branch facilities and fleet of service vehicles.

Auditing management’s accounting and presentation for leases was especially complex and challenging as the Company’s right-of-use assets and lease liabilities totaled $104 million and $106 million, respectively, at the date of adoption of ASC 842, Leases.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for determining the classification, valuation and completeness of the right-of-use assets and lease liabilities. Such controls include management’s review of the completeness of the population of leases, including lease modifications, verification of the accuracy of the computation of the right-of-use asset and lease liability, including the determination of the incremental borrowing rate.

We tested the completeness of the lease population through evidence obtained from Company personnel and an assessment of leases on a location-by-location basis based upon our understanding of the Company’s branches and master lease agreements.  For a sample of leases, we performed audit procedures that included, testing the accuracy of data used in the calculation of the right-of-use asset and lease liability, by agreeing the underlying inputs, such as lease term and payment terms to source documents.  We evaluated key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation.

We have served as the Company’s auditor since 2019.

/s/ UHY LLP

Sterling Heights, Michigan

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Alta Equipment Group Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Alta Equipment Group Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control---Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(1)

The Company had ineffective information technology general controls (ITGCs) in aggregate over systems that support the Company’s financial reporting processes in the areas of user access and segregation of duties conflicts.  These items were pervasive due to a system limitation and included access to master files and initiating, authorizing, and recording transactions.

(2)

The Company had ineffective controls in aggregate over inventory related to cycle counting of parts inventory, including review and approval of adjustments to inventory, and ensuring timely receipt and validation of parts inventory received.

(3)

The Company had ineffective controls in aggregate over the order-to-cash process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 31, 2022, on those consolidated financial statements.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated March 31, 2022, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

To the Board of Directors and
Stockholders of Alta Equipment Group Inc. and Subsidiaries

Page Two

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities that were acquired by the Company during 2021 (the “2021 Acquisitions”), which are included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended. The 2021 Acquisitions’ net revenue represented approximately two percent of consolidated net revenue for the year ended December 31, 2021.  As of December 31, 2021, the 2021 Acquisitions’ total assets represented approximately nine percent of consolidated total assets. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2021 Acquisitions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ UHY LLP

Sterling Heights, Michigan

March 31, 2022

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$2.3	$1.2
Accounts receivable, net of allowances of $10.7 and $7.1 as of December 31, 2021 and December 31, 2020, respectively	182.7	137.8
Inventories, net	239.2	229.0
Prepaid expenses and other current assets	24.4	13.6
Total current assets	448.6	381.6

PROPERTY AND EQUIPMENT, NET	344.5	311.9
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	102.6	—
OTHER ASSETS
Goodwill	41.9	24.3
Intangible assets, net	43.4	26.3
Other assets	1.6	2.1
Total other assets	86.9	52.7
TOTAL ASSETS	$982.6	$746.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$98.4	$157.7
Floor plan payable – new equipment	114.2	127.6
Floor plan payable – used and rental equipment	40.6	29.8
Current portion of long-term debt	2.6	8.7
Accounts payable	73.5	58.9
Customer deposits	16.7	9.3
Accrued expenses	39.3	30.1
Current operating lease liabilities	16.2	—
Other current liabilities	19.1	12.2
Total current liabilities	420.6	434.3

LONG-TERM LIABILITIES
Long-term debt, net of current portion	310.0	135.0
Finance lease obligations, net of current portion	9.0	0.6
Deferred revenue, net of current portion	4.2	4.9
Guaranteed purchase obligations, net of current portion	5.2	7.6
Long-term operating lease liabilities	88.4	—
Other liabilities	3.6	6.9
Deferred tax liability	6.9	—
TOTAL LIABILITIES	$847.9	$589.3
CONTINGENCIES - NOTE 14
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at December 31, 2021 and December 31, 2020	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 32,363,376 issued and outstanding at December 31, 2021, 30,018,502 issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	217.4	216.2
Treasury stock	(5.9)	(5.9)
Accumulated deficit	(76.8)	(53.4)
TOTAL STOCKHOLDERS’ EQUITY	134.7	156.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$982.6	$746.2

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share amounts)	2021	2020
Revenues:
New and used equipment sales	$568.8	$410.3
Parts sales	178.5	129.6
Service revenue	165.5	128.5
Rental revenue	155.5	118.8
Rental equipment sales	144.5	86.4
Net revenue	$1,212.8	$873.6
Cost of revenues:
New and used equipment sales	478.0	356.4
Parts sales	123.4	89.1
Service revenue	68.2	49.5
Rental revenue	20.6	20.2
Rental depreciation	85.3	68.4
Rental equipment sales	122.9	75.5
Cost of revenue	$898.4	$659.1
Gross profit	$314.4	$214.5
General and administrative expenses	285.9	216.0
Depreciation and amortization expense	10.5	6.6
Total general and administrative expenses	296.4	222.6
Income (loss) from operations	$18.0	$(8.1)
Other (expense) income
Interest expense, floor plan payable – new equipment	(1.7)	(2.3)
Interest expense – other	(22.3)	(21.5)
Other income	0.7	8.9
Loss on extinguishment of debt	(11.9)	(7.6)
Total other (expense) income	$(35.2)	$(22.5)
Loss before taxes	$(17.2)	$(30.6)
Income tax provision (benefit)	3.6	(6.6)
Net loss	$(20.8)	$(24.0)
Preferred stock dividends	(2.6)	—
Net loss available to common shareholders	$(23.4)	$(24.0)
Basic loss per share	$(0.74)	$(0.90)
Diluted loss per share	$(0.74)	$(0.90)
Basic weighted average common shares outstanding	31,706,329	26,612,982
Diluted weighted average common shares outstanding	31,706,329	26,612,982

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2021 and 2020
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	—	$—	7,300,000	$—	$—	$(23.2)	$—	$(23.2)
Net loss	—	—	—	—	—	(24.0)	—	(24.0)
Preferred stock - Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock	1,200,000	—	—	—	28.2	—	—	28.2
Common stock issued	—	—	507,143	—	4.0	—	—	4.0
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(6.2)	—	(6.2)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	3.1
Disgorgement of short swing profits	—	—	—	—	1.6	—	—	1.6
Share based compensation	—	—	390,000	—	3.6	—	—	3.6
Repurchases of common stock	—	—	(390,000)	—	—	—	(5.9)	(5.9)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(20.8)	—	(20.8)
Dividends on preferred stock	—	—	—	—	—	(2.6)	—	(2.6)
Share based compensation	—	—	—	—	1.2	—	—	1.2
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$134.7

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(amounts in millions)	2021	2020
OPERATING ACTIVITIES
Net loss	$(20.8)	$(24.0)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	95.8	75.0
Amortization of debt discount and debt issuance costs	2.0	1.8
Imputed interest	0.2	0.1
Gain on sale of assets	(0.1)	—
Gain on sale of rental equipment	(21.6)	(10.9)
Inventory obsolescence	0.9	1.0
Provision for bad debt	4.2	4.3
Loss on debt extinguishment	11.9	7.6
Share based compensation	1.2	6.7
Repayment of paid-in-kind interest	—	(11.2)
Changes in deferred taxes	3.6	(6.6)
Changes in:
Accounts receivable	(40.7)	(1.5)
Inventories	(154.1)	(136.5)
Proceeds from sale of rental equipment	144.5	86.4
Prepaid expenses and other assets	(10.7)	(5.3)
Proceeds from floor plans with manufacturers	381.4	338.1
Payments under floor plans with manufacturers	(396.0)	(376.1)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	30.2	15.8
Leases, deferred revenue and other liabilities	(1.2)	0.3
Net cash provided by (used in) operating activities	$30.7	$(35.0)
INVESTING ACTIVITIES
Proceeds from the sale of assets	2.3	1.4
Expenditures for rental equipment	(42.3)	(41.5)
Expenditures for property and equipment	(8.1)	(4.4)
Expenditures for guaranteed purchase obligations	(1.9)	(3.4)
Expenditures for acquisitions, net of cash acquired	(63.4)	(180.0)
Net cash used in investing activities	$(113.4)	$(227.9)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(1.7)	(2.7)
Extinguishment of floor plans and line of credit	—	(132.9)
Extinguishment of long-term debt	(153.1)	(82.0)
Redemption of former shareholder notes payable	—	(6.7)
Extinguishment of warrant liability	—	(29.6)
Proceeds from lines of credit	323.0	428.7
Payments under lines of credit	(382.4)	(262.6)
Proceeds from floor plans with unaffiliated source	105.3	87.7
Payments under floor plans with unaffiliated source	(110.1)	(80.9)
Proceeds from issuance of long-term debt, net	—	149.4
Proceeds from issuance of notes	310.2	—
Preferred dividends paid	(2.6)	—
Payment of promissory note	(1.0)	—
Payments on long-term debt	(1.9)	(6.8)
Payments on finance lease obligations	(1.9)	(1.1)
Equity proceeds from reverse recapitalization, net	—	175.7
Proceeds from issuance of common stock, net	—	4.0
Proceeds from issuance of preferred stock, net	—	28.2
Proceeds from disgorgement of short swing profits	—	1.6
Repurchases of common stock	—	(5.9)
Net cash provided by financing activities	$83.8	$264.1

NET CHANGE IN CASH	1.1	1.2

Cash, Beginning of year	1.2	—
Cash, End of period	$2.3	$1.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20.2	$29.3

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the retail sale, service, and rental of material handling and construction equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia and Florida as well as the New England region (including Boston) of the United States.

Alta Equipment Holdings, Inc. is the holding company for Alta Enterprises, LLC. Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; PeakLogix, LLC; Alta Material Handling New York State, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC; Alta Construction Equipment Ohio, LLC; Alta Construction Equipment New England, LLC; Alta Mine Services, LLC; and Alta Construction Equipment New York, LLC.

Alta Construction Equipment, LLC is the holding company for Alta Kubota Michigan, LLC which is the holding company of Ginop Sales, Inc.

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

Concentration of Supplier Risk

The Company purchases a significant portion of their new equipment and parts inventory and rental fleet from two vendors. The Company purchased approximately 35% and 40% of total purchases from these vendors for the years ended December 31, 2021 and 2020, respectively. Although no change in suppliers is anticipated, the occurrence of such a change could cause a possible loss of sales and adversely affect operating results.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable/Allowance of Doubtful Accounts

The Company records their accounts receivable at invoiced amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates their accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current customer credit conditions. At December 31, 2021 and 2020, the Company has recorded an allowance for doubtful accounts in the amount of $10.7 million and $7.1 million, respectively. Although generally no collateral is required, when feasible, mechanics’ liens are filed, and personal guarantees are signed to protect the Company’s interests.

A receivable is considered past due if payments have not been received by the Company based on established customer payment terms. At that time, the Company will review all past due accounts and determine what action to take. Certain accounts are turned over to collection agencies, while the Company places liens and pursues a variety of other collection strategies on others. Accounts will be written off when deemed uncollectible by management. Finance charges associated with late payments of $0.1 million and $0.4 million were recognized as income for the years ended December 31, 2021 and 2020, respectively. Generally, the Company does not accrue interest on past due receivables.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification for equipment and a weighted-average method for parts. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Included in new and used inventory is equipment that is currently on short-term lease to customers, has been classified as inventory and is available for sale. The Company mainly transfers equipment from inventory into rental fleet based on the management’s determination of the highest and best use of the equipment. This inventory is carried at the cost of the equipment less any accumulated depreciation. At December 31, 2021 and 2020, the Company recorded a reserve for slow moving and obsolete parts, tires, and used equipment inventory in the amount of $3.5 million and $2.9 million, respectively.

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

The Company assigns useful lives to property and equipment categories as follows:

Estimated Useful Life
Transportation equipment (autos and trucks)	2 – 5 years
Machinery and equipment including rental fleet	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

The estimated useful lives are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Intangible Assets

Intangible assets with a finite life consist of customer relationships, non-compete agreements, tradenames and favorable market rent and are carried at cost less accumulated amortization. During the 4th quarter of 2021, the Company reassessed the useful lives of our intangible assets acquired from recent acquisitions. Given our recent rebranding efforts, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization in the 4th quarter of 2021 and beyond. The estimated useful lives of the definite lived intangible assets are as follows:

Estimated Useful Life
Customer relationships	10 years
Non-compete agreements	3 – 5 years
Tradenames	2 – 5 years

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

Depreciation and amortization expense related to non-revenue generating property and equipment and revenue-generating rental fleet is recognized in “general administrative expenses” and “cost of revenues”, respectively, in the Consolidated Statements of Operations.

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

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company did not identify any impairment of long-lived assets for the years ended December 31, 2021 and 2020.

Goodwill

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborating the results with a market approach-based guideline-company methodology which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., EBITDA) of companies engaged in the same or similar line of business and compares those metrics to those of the Company. We believe the combination of these valuation approaches, yields the most appropriate evidence of fair value. A decrease in our EBITDA could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If a quantitative impairment test is performed, the fair value of the reporting unit is estimated using the valuation approach previously described.

While the Company does not believe a qualitative assessment would have triggered the required quantitative assessment, a quantitative assessment was performed nonetheless. Our annual goodwill impairment testing conducted as of September 30, 2021, indicated that our reporting units had estimated fair values which exceeded their respective carrying amounts. Our goodwill impairment testing as of September 30, 2020, indicated that our reporting units had estimated fair values which exceeded their respective carrying amounts. Based on the results of the tests, there was no goodwill impairment.

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

Deferred financing costs and debt discounts with an original cost of $9.3 million and $9.8 million at December 31, 2021 and 2020, respectively, and accumulated amortization of $1.9 million and $1.8 million at December 31, 2021 and 2020, respectively, have been deferred. Amortization of deferred costs was $2.0 million and $1.8 million at December 31, 2021 and 2020, respectively, and is included in interest expense in the accompanying Consolidated Statements of Operations.

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

The Company enters into various equipment sales transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment if it guarantees to repurchase the sold equipment back or guarantees the resale value of the equipment. Rather, these transactions are accounted for in accordance with ASC 842, Leases (“ASC 842”) for 2021 and ASC 840, Leases (“ASC 840”) for 2020.

Deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At December 31, 2021 and 2020, the total deferred revenue relating to these various equipment sale transactions amounted to $2.9 million and $3.8 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $7.2 million and $9.0 million as of December 31, 2021 and 2020.

The Company also enters into various rental agreements whereby owned equipment is leased to customers. Revenue from the majority of rental agreements is recognized over the term of the agreement in accordance with ASC 840 for 2020 and ASC 842 for 2021. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

The Company recognizes deferred revenue with respect to automated equipment installation and system integration services, service maintenance contracts and equipment rental agreements. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to automated equipment installation and system integration services, service maintenance contracts and equipment rental agreements as of December 31, 2021 and 2020 was $16.5 million and $9.6 million, respectively.

Revenue from periodic maintenance service sales is recognized upon completion of the service. Revenue from guaranteed maintenance contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract, typically three to five years.

The Company also enters into sales contracts with customers where it provides automated equipment installation and system integration services and installation and set-up of warehouse management systems and related hardware and software support services. Revenues from these sales contracts are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenue from recurring support services is recognized ratably over the contract period.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized, and payment is due is not significant. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year, or if payment is expected to be received less than a year after the good or service has been provided. Sales and other taxes collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, are excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenue.

Costs to obtain contracts, such as sales commissions, are expensed as incurred given that the terms of the contracts are generally less than one year.

Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2021 and 2020 were $5.5 million and $3.5 million, respectively.

Offering Costs and Transaction Expenses

The Company incurred costs directly attributable to its initial public offering, such as underwriter, registration and filing fees along with direct incremental legal, accounting, and professional fees relating to the reverse recapitalization. The Company evaluated all the fees and approximately $2.6 million of expenses were recorded as an offset against proceeds of the reverse recapitalization.

On November 3, 2020, the Company had declared effective a registration statement on Form S-1 covering the resale of 507,143 shares of the Company’s common stock issued as partial consideration for the acquisition of Howell Tractor. The Company incurred direct and incremental legal, accounting, and professional fees related to the registration of these shares of approximately $0.2 million.

On December 22, 2020, the Company closed its underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 10% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Company incurred direct and incremental costs related to its issuance of depositary shares such as legal, accounting, and professional fees. The Company evaluated all the fees and approximately $1.8 million of expenses were recorded as an offset against proceeds from the depositary shares.

Recurring and other incremental corporate costs including accounting and legal fees that were not directly attributable to these offerings were expensed as incurred.

Income Taxes

The Company is a newly formed corporation in 2020 for income tax purposes. Alta Enterprises, LLC was historically and remains a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income (loss). There is no federal income tax expense (benefit) reflected in the Company’s financial statements for any period prior to the reverse recapitalization on February 14, 2020. As the activity resides in Alta Enterprises, LLC, the income tax impact to the Company represents the current income tax calculated at the consolidated return level, (“Alta Equipment Group Inc. and Subsidiaries”), and the deferred impact of the interest in the lower tier partnership.

As it relates to being a consolidated return filer, and considering the operating entity is a 100% owned partnership, the Company uses the guidance in FASB ASC 740 - Income Taxes, asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. Deferred income tax assets are subject to valuation allowance considerations to recognize only amounts that are more likely than not to be ultimately realized.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed (including contingent purchase consideration), and intangible assets acquired based on their estimated fair values on the acquisition date. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired, and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and are subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, the Company will record any subsequent adjustments to the assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

Segment Reporting

The Company has determined in accordance with ASC 280, Segment Reporting (“ASC 280”), that it has two reportable segments: 1) Material Handling and 2) Construction Equipment. These segments are based upon how the Company allocates resources and assesses performance. See Note 22 regarding segment information.

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

We measure the employee stock-based awards at grant-date fair value using provisions of ASC 718 – Stock Compensation and record compensation expense over the vesting period of the award. The Company made an accounting election based upon the adoption of Accounting Standard Update (“ASU”) 2016-09 and will recognize forfeitures when they occur. The Company treated equity awards granted to non-employee directors similarly to the equity awards to employees based upon the adoption of ASU 2018-07.

New Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2021

Leases

The new ASC 842, Leases, is effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, and the interim reporting periods beginning January 1, 2022. The Company adopted ASC 842 and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application and ASC 842 applies to all leases existing at, or entered into after, January 1, 2021. Comparative information has not been restated for 2020 and continues to be reported under the accounting standards in effect for that period. Comparative information in subsequent quarterly filings in 2022 will recast 2021 results to reflect the adoption of ASC 842.

Lessor Accounting

Our equipment rental business involves rental contracts with customers whereby we are the lessor in the transaction and therefore, we believe that such transactions are subject to ASC 842. We account for such rental contracts as operating leases pursuant to ASC 842, as well as pursuant to the previous lease accounting guidance (ASC 840) in effect for the periods prior to the effective date of ASC 842. There was no material impact on the Company’s consolidated income statement from the adoption of ASC 842 as of January 1, 2021 as a lessor.

Lessee Accounting

The most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities for all leases (except for short-term leases). The Company made a policy election for all asset classes to exclude the balance sheet recognition of leases with a lease term, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. The new standard resulted in a material increase in right-of-use assets and lease liabilities on the Company’s consolidated balance sheet beginning in 2021. There was no material impact on the Company’s consolidated income statement and consolidated statement of cash flows from the adoption of ASC 842 as of January 1, 2021 as a lessee.

The difference between the lease assets and lease liabilities was recorded as an adjustment to the opening balance of retained earnings. The cumulative effects of the changes made to the Company’s consolidated balance sheet as of January 1, 2021 were as follows:

	Balance as of December 31, 2020	Adjustments due to adoption of ASC 842	Balance as of January 1, 2021

Prepaid expenses and other current assets	$13.6	$(0.5)	$13.1
Operating lease right-of-use assets	—	103.4	103.4
Property and equipment, net	311.9	(0.2)	311.7
Intangible assets, net	26.3	(1.6)	24.7
Other current liabilities	(13.1)	0.2	(12.9)
Current operating lease liabilities	—	(15.2)	(15.2)
Other liabilities	(9.3)	3.3	(6.0)
Long-term operating lease liabilities	—	(89.4)	(89.4)

Finance lease liabilities were included in Other current liabilities and Other liabilities in the Consolidated Balance Sheet as of December 31, 2020 and are now included in Current portion of long-term debt and Long-term debt, net of current portion as of December 31, 2021. The Company elected the package of practical expedients on existing leases as of the effective date which permits the Company to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. The Company did not elect the hindsight practical expedient. Additionally, the Company elected the practical expedient to not reassess whether any expired or existing land easements contain leases.

Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848)

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). This guidance is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of LIBOR) if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The amendments of this ASU became effective for the Company during 2021 and apply on a prospective basis. Our exposure related to the cessation of LIBOR is limited to the interest expense we incur on our Credit Facilities. The impact of the transition from LIBOR to alternative reference interest rates (e.g., Secured Overnight Financing Rate “SOFR”) was not material on our consolidated financial position and results of operations.

Pronouncements Not Yet Adopted

Financial Instruments — Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument.

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

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) ASC 606 (which addresses revenue from contracts with customers) and 2) ASC 840 in 2020 and ASC 842 in 2021 (which addresses lease revenue).

Under ASC 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. For agreements with multiple performance obligations, which are infrequent, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, the Company generally allocates sales prices to each distinct performance obligation based on the observable selling price.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statement of Operations for the year ended December 31, 2021 and 2020 by revenue type, and by the applicable accounting standard.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$568.8	$568.8	$—	$410.3	$410.3
Parts sales	—	178.5	178.5	—	129.6	129.6
Service revenue	—	165.5	165.5	—	128.5	128.5
Rental revenue	155.5	—	155.5	118.8	—	118.8
Rental equipment sales	—	144.5	144.5	—	86.4	86.4
Net revenue	$155.5	$1,057.3	$1,212.8	$118.8	$754.8	$873.6

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Leases revenues (ASC 840 in 2020 and ASC 842 in 2021)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under ASC 840 and ASC 842.

Rental revenue: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period.

The adoption of ASC 842 in 2021 did not have a material impact on how lease revenues are recorded by the Company.

Revenues from contracts with customers (ASC 606)

Accounting for the different types of revenues pursuant to ASC 606 are discussed below. Substantially all of the Company’s revenues under ASC 606 are recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to revenue being recognized, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by Alta or sold to another customer. The Company does not offer material rights of return. The Company recognized approximately $55.9 million and $14.9 million in revenues for the years ended December 31, 2021 and 2020, respectively, from automated equipment installation and system integration services as performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

Parts sales: Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions. For parts sold in connection with the performance of a service, revenue is recognized simultaneously with the associated service revenue. For parts that are shipped to a customer, the Company elected to use a practical expedient of ASC 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment. The Company does not offer material rights of return.

Service revenue: The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $18.8 million and $16.4 million for the years ended December 31, 2021 and 2020, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet, these sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. In some cases, certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment that are in the midst of a rental agreement are recognized at the time the rental purchase agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred as title has been transferred.

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

Receivables and contract assets and liabilities

The Company has contract assets associated with contracts with customers. Contract assets as of December 31, 2021 and 2020 were $6.0 million and $0.1 million, respectively. Deferred revenue associated with service contracts represents the unearned portion of revenue related to guaranteed maintenance contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The deferred revenue also includes the unearned portion of revenue from automated equipment installation and system integration services where revenue is recognized as performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations for leases depending on lease classification. In total, deferred revenue as of December 31, 2021 and 2020 was $19.4 million and $13.4 million, respectively. The Company recognized revenue of $8.5 million from the prior year ending deferred revenue balance during the current year.

Consideration and Payment terms

The Company’s revenues do not include material amounts of variable consideration under ASC 606. Payment terms may vary by the type of customer, location, and the type of products or services offered. The time between invoicing and when payment is due is not significant, and contracts do not generally include a significant financing component. Contracts with customers do not generally result in significant obligations associated with returns, refunds, or warranties.

Contract estimates and judgments

The Company’s revenues accounted for under ASC 606 generally do not require significant estimates or judgments as the transaction price is generally fixed and clearly stated in the customer contracts. Contracts generally do not include multiple performance obligations, and accordingly do not require estimates of the standalone selling price for each performance obligation. Substantially all of the Company’s revenues are recognized at a point in time and the timing of the satisfaction of the applicable performance obligations is readily determinable. The Company’s revenues under ASC 606 are generally recognized at the time of delivery to, or pick-up by, the customer.

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements for both years ended December 31, 2021 and December 31, 2020 was $4.8 million. At December 31, 2021, the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $24.0 million and $26.3 million, respectively. See Note 12 for a schedule of future minimum lease payments under operating leases with both related parties and unrelated third parties.

NOTE 5 — INVENTORIES

	December 31,	December 31,
	2021	2020
New equipment	$146.0	$153.5
Used equipment	34.3	31.4
Work in process	6.7	5.4
Parts	55.7	41.6
Gross Inventory	$242.7	$231.9
Inventory reserves	(3.5)	(2.9)
	$239.2	$229.0

Direct labor of $1.6 million and $1.7 million incurred for open service orders were capitalized and included in work in process at December 31, 2021 and 2020, respectively. The remaining work in process balances as of December 31, 2021 and 2020, primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $5.8 million and $3.0 million for the year ended December 31, 2021 and 2020, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	December 31,	December 31,
	2021	2020
Land	$2.1	$0.1
Rental fleet	461.4	418.5
Equipment and leasehold improvements:
Machinery and equipment	7.2	1.5
Autos and trucks	6.6	7.0
Leasehold improvements	10.6	8.7
Finance lease right-of-use assets	15.1	4.0
Office equipment	3.5	3.1
Computer equipment	11.1	9.4
Total Cost	$517.6	$452.3

Less: accumulated depreciation and amortization
Rental fleet	(149.8)	(124.6)
Equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(23.3)	(15.8)
Total accumulated depreciation and amortization	(173.1)	(140.4)
	$344.5	$311.9

Total depreciation and amortization on property and equipment was $86.7 million and $69.7 million for the years ended December 31, 2021 and 2020, respectively. The Company had assets related to finance leases with gross carrying values totaling $15.1 million and $4.0 million, and accumulated amortization balances totaling $3.8 million and $2.5 million, as of December 31, 2021 and 2020, respectively. Of the $461.4 million and $418.5 million of gross cost of rental fleet, $9.7 million and $13.0 million were represented by guaranteed purchase obligation assets as of December 31, 2021 and 2020, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the years ended December 31, 2020 and 2021, respectively (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, December 31, 2019	$4.8	$3.8	$8.6
Additions	5.4	10.3	15.7
Balance, December 31, 2020	$10.2	$14.1	$24.3
Additions	1.4	17.6	19.0
Adjustments to purchase price allocations	—	(1.4)	(1.4)
Balance, December 31, 2021	$11.6	$30.3	$41.9

See Note 20, Business Combinations for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of December 31, 2021 and 2020 were as follows (amounts in millions):

	December 31, 2021
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.0	$44.8	$(5.9)	$38.9
Tradenames	4.3	4.5	(0.9)	3.6
Non-compete agreements	3.3	0.7	(0.2)	0.5
Internal use software	3.2	0.5	(0.1)	0.4
Total	8.5	$50.5	$(7.1)	$43.4

	December 31, 2020
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.2	$25.9	$(3.1)	$22.8
Tradenames	5.2	1.6	(0.4)	1.2
Non-compete agreements	4.3	0.8	(0.1)	0.7
Favorable market rent	9.5	1.7	(0.1)	1.6
Total	8.9	$30.0	$(3.7)	$26.3

Amortization of intangible assets, excluding favorable market rent which is amortized to lease expense, was $3.3 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

During the 4th quarter of 2021, the Company reassessed the useful lives of our intangible assets acquired from recent acquisitions. Given our recent rebranding efforts, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization in the 4th quarter of 2021 and beyond.

The Company reviewed its finite-lived intangible assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2021 and 2020.

As of December 31, 2021, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows (amounts in millions):

Years ending December 31,	Amount
2022	$5.7
2023	5.4
2024	5.3
2025	5.0
2026	4.9
Thereafter	17.1
Total	$43.4

NOTE 9 — LINES OF CREDIT AND FLOOR PLANS

On January 11, 2021, the Company amended its Fifth Amended and Restated ABL First Lien Credit Agreement by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The amendment generally allowed for dividend payments to be made on the Preferred Stock without having to meet a leverage threshold, it excluded the preferred dividend payments from affecting the second lien prepayment requirement, and it increased OEM Floor Plan Facility (as hereinafter defined) limits from $225 million to $250 million; however, credit line borrowings would begin to be limited in the instance amounts borrowed on OEM Floor Plan Facilities exceed $225 million.

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. The Amended and Restated ABL Credit Agreement, among other things, (i) increased the asset based revolving line of credit (the “ABL Facility”) borrowing capacity from $300 million to $350 million, (ii) modified certain financial covenants, and (iii) removed the certain limitations on credit line borrowings if OEM Floor Plan Facility) borrowings exceeded $225 million. The ABL Facility was amended on December 20, 2021 to increase the OEM Floor Plan Facility limits to $350 million, as a result of Business Combinations.

Line of Credit and Floor Plan — First Lien Lender

 The Company has an ABL Facility with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350 million and interest cost is the SOFR plus an applicable margin or the CB Floating Rate, depending on the borrowing. As of December 31, 2021, the Company had an outstanding ABL Facility balance of $100.7 million, excluding unamortized debt issuance costs. The effective interest rate was 2.3% at December 31, 2021. As of December 31, 2020, the Company had an outstanding ABL Facility balance of $159.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.0% at December 31, 2020.

The Company has a First Lien Floor Plan Facility with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $50 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of December 31, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2021 was 2.8%. As of December 31, 2020, the Company had an outstanding balance on their First Lien Floor Plan Facility of $35.3 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2020 was 2.9%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the applicable First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid at the time of sale.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, are collectively referred to herein as the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $2 million to $102 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs the payable under the applicable OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid at the time of sale.

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain operating company guarantees. The interest is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of December 31, 2021 ranged from 3.1% to 6.0%. As of December 31, 2021, and December 31, 2020, the Company had an outstanding balance on the OEM Floor Plan Facilities of $124.3 million and $122.2 million, respectively.

The total aggregate amount of financing under the OEM Floor Plan Facilities and the First Lien Floor Plan Facility cannot exceed $400.0 million at any time. The total aggregate outstanding balance under the OEM Floor Plan Facilities and the First Lien Floor Plan Facility as of December 31, 2021, and December 31, 2020, was $154.9 million and $157.5 million, respectively, excluding unamortized debt issuance costs. For the years ended December 31, 2021, and December 31, 2020, the Company recognized interest expense associated with new equipment financed under its OEM Floor Plan Facilities and First Lien Floor Plan Facility of $1.7 million and $2.3 million, respectively.

Maximum aggregate borrowings under the First Lien Floor Plan Facility, OEM Floor Plan Facilities, and ABL Facility are limited to $750.0 million unless certain other conditions are met. The total amount outstanding as of December 31, 2021, and December 31, 2020, was $255.6 million and $316.6 million, exclusive of debt issuance and deferred financings costs of $2.4 million and $1.5 million, respectively.

NOTE 10 — LONG-TERM DEBT

On April 1, 2021, the Company completed a private offering of our Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives.

Senior Secured Second Lien Notes

On April 1, 2021, the Company sold $315.0 million of our 5.625% Notes which are due in 2026. The Notes are guaranteed (the “Guarantees” and, together with the Notes, are herein referred to as the “Securities”) by the guarantors that are party thereto (the “Guarantors”) on a second lien, senior secured basis. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the initial purchasers.

The Notes are guaranteed by each of our existing and future domestic subsidiaries that becomes a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements, as amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the First Lien Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our subsidiaries now owned or acquired in the future by us or the Guarantors.

 The Notes bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. The October 15, 2021 interest payment was made on or about October 15, 2021.

As of December 31, 2021, outstanding borrowings under the Notes were $310.0 million, which included $5.0 million deferred financing costs and original issue discount. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Term Loan

 On February 14, 2020, the Company entered into a Note Purchase Agreement which comprised of a second lien term loan (the “Term Loan”) in an aggregate principal amount of $155.0 million with a second priority lien lender through syndication, with an initial maturity date of August 2025. The term loan was payable, at the lender’s option, in quarterly installments of $1.9 million plus interest at SOFR plus 8%. On April 1, 2021, in connection with the issuance of the new Notes, the Company repaid all of its outstanding obligations under the Term Loan, $147.3 million, completely discharging the Company of any further obligations to the lender.

Extinguishment of Debt

In the second quarter of 2021, and in connection with the repayment of the Term Loan, the Company recorded a loss on the extinguishment of debt in the amount of $11.9 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations. This was in accordance with ASC No. 470-50, “Debt – Modifications and Extinguishments” (ASC 470), as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

In the second quarter of 2020, the Company recorded a loss on the extinguishment of debt in the amount of $7.6 million in the line item “Loss on extinguishment of debt” in its Consolidated Statements of Operations. This was in accordance with ASC 470, as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following (amounts in millions):

	December 31,	December 31,
	2021	2020
High yield notes	$315.0	$—
Term loan	—	149.2
Unamortized debt issuance costs	(1.0)	(1.8)
Debt discount	(4.0)	(4.6)
Finance leases	11.6	1.5
Total debt and finance leases	$321.6	$144.3
Less: current maturities	(2.6)	(8.7)
Long-term debt and finance leases, net	$319.0	$135.6

As of December 31, 2021, the Company was in compliance with the financial covenants set forth in its debt agreements.

Long term debt principal maturities, excluding finance leases which are disclosed in Note 12, Leases, are as follows (amounts in millions):

Years ending December 31,	Amount
2022	$—
2023	—
2024	—
2025	—
2026	315.0
Thereafter	—
$315.0

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition which was due one year from the date of the acquisition and recorded in “Other current liabilities” as of December 31, 2020. During the second quarter of 2021, the Promissory Note of $1.1 million, inclusive of accrued interest, was paid in full.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix on June 12, 2020. Pursuant to the asset purchase agreement, Sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of December 31, 2021, the Company recorded a $1.8 million liability which included $1.7 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest. As of December 31, 2020, the liability was $1.7 million. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the December 31, 2021 Consolidated Balance Sheets. See Note 17, Fair Value Instruments, and Note 20, Business Combinations, for further information.

NOTE 11 — EQUITY

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

We will pay cumulative cash dividends on the Series A Preferred Stock, when and as declared by our Board of Directors, at the rate of 10% of the $25,000 ($25.00 per depositary share) per year (equivalent to $2,500 or $2.50 per depositary share).

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. On April 9, 2021, the Company declared a cash dividend $0.89 per depositary share, which was paid on April 30, 2021 to holders of record as of the close of business on April 15, 2021. This dividend payment covered the period from and including December 22, 2020 through, but not including April 30, 2021. On July 2, 2021, the Company declared a cash dividend $0.625 per depository share, which was paid on August 2, 2021 to holders of record as of the close of business on July 15, 2021. The dividend payment covered the period from and including April 30, 2021 through, but not including July 31, 2021. On October 4, 2021, the Company declared a cash dividend $0.625 per depository share, which was paid on November 1, 2021 to holders of record as of the close of business on October 15, 2021. The dividend payment covered the period from and including July 31, 2021 through, but not including October 31, 2021.

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

As of December 31, 2020, there were warrants outstanding to acquire 8,668,746 shares of the Company’s Common Stock. These warrants were issued in connection with the equity infusion related to reverse recapitalization. The warrants entitled the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments. The warrants were to expire five years after February 14, 2020, the date the reverse recapitalization was completed or earlier upon redemption or liquidation.

Prior to the reverse recapitalization, the Company granted warrants to purchase 33,333.33 shares of common units in connection with the stock purchase and redemption that occurred on December 27, 2017 (“the 2017 Warrants”). The 2017 Warrants had an exercise price of $0.01 and included a conditional put option, allowing the holder to require the Company to purchase the outstanding warrants, via a settlement upon the following events: (1) upon 75% repayment of senior indebtedness, (2) change in control from a sale transaction, and (3) the maturity of the related debt, which required the Company to settle the warrants in cash. The warrants were to expire December 27, 2027. The 2017 Warrants also included a limited call right, where in the event of a sale transaction, the Company had the right to redeem, in cash, all of the warrants simultaneously at a per common share price equal to the per unit set in the sale transaction.

In connection with the reverse recapitalization closing on February 14, 2020, the Company redeemed all the 2017 Warrants outstanding and as of December 31, 2020, there were no warrant liabilities on the Consolidated Balance Sheets associated with the 2017 Warrants.

NOTE 12 — LEASES

The Company adopted ASC 842, Leases, and all related amendments effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective method. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2021. Finance leases are included in property and equipment, net, current portion of long-term debt, and finance lease obligations, net of current portion on the Company’s consolidated balance sheets.

Lease right-of-use assets are recognized at commencement date based upon the present value of the remaining future minimum lease payments over the lease term. The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based upon information available at the commencement date to determine the present value of future lease payments. The Company applies the portfolio approach for the incremental borrowing rate on its leases based upon similar lease term and payments. The lease right-of-use asset also includes lease payments made in advance of lease commencement and excludes lease incentives. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For real estate leases, these components are accounted for as a single lease component. For all equipment leases excluding vehicles, the lease and non-lease components are accounted for as a single lease component. For vehicle leases, these components are accounted for separately.

Variable lease expenses include payments based upon changes in a rate or index, such as consumer price indexes, as well as usage of the leased asset. Short-term lease expenses include leases with terms, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised, including leases with a duration of one month or less. Low-value lease expense includes leases with terms, at lease commencement, of greater than 12 months, but do not meet our capitalization threshold, which is consistent with our property and equipment capitalization threshold. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants; however, there are certain lease agreements that include guaranteed purchase obligations for lift trucks. See guaranteed purchase obligations in Note 13, Leases – Lessor.

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment which encompass both related party and third-party leases. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through February 2035 and contain provisions to renew the leases for additional terms of five to fifteen years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in Rental revenue on our consolidated statement of operations and is included in sublease revenue referenced in Note 13, Operating Leases - Lessor. Sublease income below includes subleases that are not included in Rental revenue due to being outside our normal business operations. The costs of the head lease for these subleases are included in operating lease expense below.

At December 31, 2021 and 2020, assets recorded under finance leases (previously capital), net of accumulated depreciation were $11.3 million and $1.5 million, respectively. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows:

Year ending December 31, 2021
Operating lease expense	$23.3
Short-term lease expense	4.3
Low-value lease expense	0.6
Variable lease expense	1.5
Finance lease expense:
Amortization of right-of-use assets	2.0
Interest on lease liabilities	0.4
Sublease income	(0.1)
Total lease expense	$32.0

Total lease expense under the third-party operating leases for the year ended December 31, 2020 were $19.3 million operating and $1.0 million finance (previously capital). Included in operating lease expense for 2020 is deferred rent expense of $0.9 million.

Other information related to leases is presented in the table below:

Supplemental Cash Flows Information	Year ending December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22.3
Operating cash flows for finance leases	0.4
Financing cash flows for finance leases	1.9
Non-cash right-of-use assets obtained in exchange for lease obligations
Operating leases	15.5
Finance leases	12.6

Weighted Average Remaining Lease Term (in years)
Operating leases	6.9
Finance leases	4.7

Weighted Average Discount Rate
Operating leases	6.3
Finance leases	5.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of December 31, 2021 were as follows (amounts in millions):

Years ending December 31,	Operating Leases	Finance Leases
2022	$22.0	$3.1
2023	21.1	2.7
2024	19.9	2.5
2025	16.9	2.4
2026	13.8	1.7
Thereafter	37.4	0.7
Total future minimum lease payments	$131.1	$13.1
Less: imputed interest	(26.5)	(1.5)
Total	$104.6	$11.6

Amounts recognized in the condensed consolidated balance sheet as of December 31, 2021
Current portion of long-term debt	$—	$2.6
Current operating lease liabilities	16.2	—
Finance lease obligations, net of current portion	—	9.0
Long-term operating lease liabilities	88.4	—
	$104.6	$11.6

As of December 31, 2021, the Company did not have leases that were executed but had not yet commenced.

See Note 14, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 13 — LEASES — LESSOR

The Company leases and subleases certain lift trucks to customers under long-term operating lease agreements which expire at various dates through 2028. Approximate minimum rentals receivable, none of which are recorded in our consolidated Balance Sheets, under such leases for each of the next five years are as follows (amounts in millions):

Years ending December 31,	Amount
2022	$2.4
2023	1.6
2024	1.3
2025	0.2
2026	0.2
Thereafter	0.1
$5.8

Sublease income recorded in rental revenue in our consolidated Statement of Operations for the years ended December 31, 2021 and December 31, 2020 was $7.5 million and $7.9 million, respectively.

Future guaranteed purchase obligations under operating and sales-type leases to be paid by the Company for each of the next five years and thereafter are as follows (amounts in millions):

Years ending December 31,	Amount
2022	$2.7
2023	2.4
2024	2.0
2025	0.7
2026	0.1
Thereafter	—
Total	$7.9

For more information on our rental revenue as a lessor, please refer to Note 3, Revenue Recognition.

NOTE 14 — CONTINGENCIES

Guarantees

As of December 31, 2021, and December 31, 2020, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. The terms of the guarantees range from two to six years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.7 million and $2.4 million at December 31, 2021 and December 31, 2020, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, respectively.

Legal Proceedings

During the years ended December 31, 2021 and December 31, 2020, various claims and lawsuits, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters are not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2021, and December 31, 2020 there was $3.4 million and $1.4 million, respectively, in outstanding letters of credits issued in the normal course of business.

NOTE 15 — INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statement in the period of enactment. The deferred tax liabilities and assets for the Company represent the difference between the financial statement and tax basis of the partnership interest in Alta Enterprises, LLC. The Company is using the single line-item approach for financial statement presentation of deferred tax assets and liabilities.

The income tax provision (benefit) for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Federal taxes-current	$—	$—
Federal taxes-deferred	2.8	(5.0)
State taxes-current	—	—
State taxes-deferred	0.8	(1.6)
	$3.6	$(6.6)

For the years ended December 31, 2021 and 2020, the reconciliation between the income tax expense (benefit) computed by applying the statutory U.S. federal and state related income tax rate to the pre-tax loss before income taxes and total income tax expense (benefit) recognized in the financial statements was as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at statutory U.S. federal rate	$(3.6)	$(4.3)
Income tax benefit at statutory U.S. states rate, net	(0.6)	(1.2)
Permanent differences:
Officer's life insurance	—	(1.7)
Valuation allowance	7.6	—
Other	0.2	0.6
Total income tax expense (benefit)	$3.6	$(6.6)

The Company recorded an income tax expense of $3.6 million and a benefit of $6.6 million for the years ended December 31, 2021 and 2020, respectively. This was primarily driven by the level of pre-tax loss of $17.2 million in 2021 as compared to $20.7 million for the period from February 14, 2020 to December 31, 2020. As a result of the Company’s 2021 analysis of the realizability of its deferred tax asset, and after considering tax planning initiatives and other inputs, the Company determined that it was more likely than not that deferred tax asset would not be realized and has thus maintained a full valuation allowance against the deferred tax asset. In addition, the scheduling of deferred items highlighted the need to book a deferred tax liability in order to properly reflect the limitation of the use of net operating losses at 80% in any given year. The income tax benefit in 2020 covers the period starting with the reverse recapitalization on February 14, 2020 through the year ended December 31, 2020. The income tax results from the period January 1, 2020 through the day prior to the reverse recapitalization have been recognized by the predecessor. As a result of the reverse recapitalization, there was a step-up in the tax value of the Company.

The Company reviews the realizability of its deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with any other positive or negative evidence. All of the factors that the Company considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involves significant judgment.

The effective income tax rate for the years December 31, 2021 and December 31, 2020 were (20.9)% and 31.9%, respectively. The effective income tax rate in 2021 was primarily due to the impact of the establishment of the valuation allowance and the resulting realization of a deferred tax liability. The effective income tax rate in 2020 was primarily due to the impact of expenses and resulting tax losses associated with the reverse capitalization.

The components of deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$10.8	$4.7
Deferred revenue	0.7	0.6
Accounts receivable and inventories	4.3	3.8
Goodwill & intangibles	1.0	6.0
Accrued liabilities	3.4	2.8
Deferred payroll taxes and other	3.0	2.0
Gross deferred tax assets	23.2	19.9
Deferred Tax Liabilities
Property and equipment	(21.3)	(18.2)
Prepaid expenses	(1.2)	(1.2)
Gross deferred tax liabilities	(22.5)	(19.4)

Valuation allowance	(7.6)	—

Deferred tax (liabilities) assets, net	$(6.9)	$0.5

As of December 31, 2021, and December 31, 2020, the Company has federal net operating tax loss carryforwards of approximately $10.8 million and $4.7 million, respectively, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

 On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for the years ended December 31, 2021 and December 31, 2020, although it impacted the timing of cash payments for taxes. Under the CARES Act, as of December 31, 2021, we have deferred employer payroll taxes of $5.0 million as compared to $5.6 million as of December 31, 2020.

NOTE 16 — SHARE BASED COMPENSATION

The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees to key employees and directors of the Company. The Company generally awards grants on an annual basis. There are 3,468,000 shares of common stock authorized for awards granted under the current plan. During the second quarter 2021, the Compensation Committee of our Board of Directors approved the grant of 114,292 shares of Restricted Stock Units (“RSUs”) to certain directors, officers and employees of the Company under the 2020 Omnibus Incentive Plan. During 2020, 690,000 shares RSUs were approved and granted to certain directors, officers, and employees of the Company. The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award.

The Company recognized total share based compensation expense of $1.2 million and $3.6 million for the years ended December 31, 2021 and 2020 respectively.

On August 18, 2020, Robert T. Chiles, President of our Construction Group, passed away. Mr. Chiles was the holder of RSUs for 390,000 shares of common stock of the Company, and at his passing these RSUs became fully vested and converted into 390,000 shares of our common stock. As a result of the immediate vesting of these RSUs, the Company incurred a $3.0 million expense.

As of December 31, 2021, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

As of December 31, 2020, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $1.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following table shows the number of restricted stock awards that were granted and vested during 2020 and 2021:

Restricted Stock Units	Number of units	Weighted average grant date fair value
Granted at inception of 2020 Omnibus Plan	690,000	$7.60
Vested	(390,000)	$7.60
Forfeited	-	-
Unvested as of December 31, 2020	300,000	$7.60
Granted	114,292	13.31
Vested-issued	(65,000)	7.60
Vested-unissued	(40,000)	7.60
Forfeited	—	—
Unvested as of December 31, 2021	309,292	$9.71

NOTE 17 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximate fair value as of December 31, 2021 and December 31, 2020.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-out liability that the Company may be required to pay in conjunction with acquisitions upon the achievement of certain performance milestones. The earn-outs for the acquisitions are measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Consolidated Statements of Operations.

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

The Company concluded the future minimum cash payments of $2.0 million will be treated as a non-contingent liability and recorded a $1.7 million liability related to the present value of these minimum cash payments at the acquisition date in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. See Note 10, Long-Term Debt and Note 20, Business Combinations for further information.

In addition to the non-contingent liability, there is a potential earn out payment of $1.7 million to be paid to Sellers over a five-year period. The Company recorded a $1.0 million earn out liability as the acquisition date fair value in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. As of December 31, 2021, the earn-out was remeasured resulting in an $0.4 million increase in fair value. The remeasurement impact was included in the Consolidated Statement of Operations.

The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the Consolidated Statement of Operations. Going forward, volatility in the amount of PeakLogix’s actual results and forecasted scenarios could impact the fair value of this contingent consideration. See Note 20, Business Combinations for further information.

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides an earn-out payment of $1.0 million based on meeting certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on the present value of probability weighted expected future results. The Company recorded a $0.8 million earn out liability as the acquisition date fair value in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet. As of December 31, 2021, the earn-out was remeasured resulting in a decrease of $0.4 million in fair value. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the Consolidated Statement of Operations. Going forward, volatility in the amount of Hilo’s actual results and forecasted scenarios could impact the fair value of this contingent consideration. See Note 20, Business Combinations for further information.

Ginop Sales, Inc (“Ginop”)

The purchase agreement for the Ginop acquisition provides an opportunity for earn-out payments up to $1.5 million based on meeting certain financial targets which can be earned through December 31, 2023. We estimated the fair value of the incremental earn-out payment based on a probability weighted range of outcomes analysis and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. This analysis considered the earn-out payment thresholds, the minimum and maximum range of earn-out payments per the agreement and the expected future results of Ginop. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the Consolidated Statement of Operations. The Company recorded a $0.9 million earn out liability as the acquisition date fair value in “Other Liabilities” on the Consolidated Balance Sheet. Going forward, volatility in the amount of Ginop’s actual results and forecasted scenarios could impact the fair value of this contingent consideration. See Note 20, Business Combinations for further information.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of December 31, 2021 and 2020 (amounts in millions):

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$2.8

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$—	$—	$1.8

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2021 and 2020, which were recognized in a separate line item on the Consolidated Statements of Operations (amounts in millions):

Contingent Consideration
Balance, January 1, 2020	$—
Acquisition of PeakLogix	1.0
Acquisition of Hilo	0.8
Change in fair value	—
Balance, December 31, 2020	1.8
Acquisition of Ginop	0.9
Changes in fair value	0.1
Balance, December 31, 2021	$2.8

The following table represents the Company’s Level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments as of December 31, 2021 and 2020, respectively, and the significant unobservable inputs (amounts in millions):

Instrument	Fair Value 12/31/2021	Fair Value 12/31/2020	Principal Valuation Technique	Significant Unobservable Inputs
Contingent consideration	$2.8	$1.8	Probability weighted range of outcomes	See above

NOTE 18 — SELF INSURED

For the years ended December 31, 2021 and 2020, the Company has various health plans that covers eligible employees, including a self-insured group health plan, which contains certain stop-loss provisions. The Company has accrued health insurance in the amount of $1.1 million and $1.1 million for both known claims and an estimated amount of claims incurred but not reported at December 31, 2021 and 2020, respectively. Health benefit plan expenses, including benefits paid and insurance premiums, totaled approximately $21.3 million and $15.9 million for the years ended December 31, 2021 and 2020 respectively.

NOTE 19 — EMPLOYEE BENEFIT PLANS

Employee 401(k) Profit Sharing Plan

Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) and profit-sharing plan. Eligible employees may contribute a percentage of their salary up to the Internal Revenue Service (“IRS”) limit. The Company may contribute a discretionary percentage of the amount deferred by the employee. The Company may also contribute a discretionary profit-sharing amount, as determined annually by the Board of Directors and management, to the plan each year. Total contributions, made by the Company, to the plan amounted to approximately $3.9 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. The Company has funded or accrued all calculated contributions as of the Consolidated Balance Sheet date.

Equity Linked Incentive Plan

Prior to 2020, the Company had implemented a Long-Term Equity Linked Incentive Plan (“the Plan”) for key employees. The purpose of the Plan was to retain and attract key employees with an opportunity to receive additional compensation in connection with a change in control of the company (“qualifying event”). The plan permitted the award of up to 15,686.28 incentive units and 7,843.14 appreciation rights.

For the year ended December 31, 2020, the Company incurred $3.1 million of share-based compensation expense as a result of vesting and extinguishment of the equity linked incentive plan as a result of the qualifying event on February 14, 2020.

NOTE 20 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2021 (amounts in millions):

	ScottTech	Baron	Gibson	Midwest Mine	Ambrose	Ginop	Total
Cash	$0.5	$—	$—	$0.4	$0.2	$0.7	$1.8
Accounts receivable	0.9	—	2.4	3.3	1.5	0.4	8.5
Inventory	0.3	0.3	3.6	1.4	7.9	14.7	28.2
Prepaid and other assets	0.1	0.3	0.5	—	—	—	0.9
Rental fleet, net	—	—	8.8	0.9	3.4	—	13.1
Property and equipment, net	0.4	0.2	1.0	1.3	0.4	—	3.3
Intangible assets	0.9	—	—	1.3	2.5	15.2	19.9
Goodwill	0.6	0.8	0.3	1.1	2.2	14.0	19.0
Total Assets	$3.7	$1.6	$16.6	$9.7	$18.1	$45.0	$94.7

Floor plan payable	—	—	(4.4)	—	(3.3)	(9.4)	(17.1)
Accounts payable	(0.3)	—	(0.6)	(1.5)	(1.6)	(1.1)	(5.1)
Accrued expenses	(0.1)	—	(0.3)	(0.2)	(0.1)	(0.2)	(0.9)
Other current liabilities	(0.9)	(0.3)	—	(1.1)	—	(0.4)	(2.7)
Other liabilities	—	—	(0.7)	—	—	—	(0.7)
Deferred tax liability	—	—	—	—	—	(3.7)	(3.7)
Total liabilities	$(1.3)	$(0.3)	$(6.0)	$(2.8)	$(5.0)	$(14.8)	$(30.2)

Net Assets Acquired	$2.4	$1.3	$10.6	$6.9	$13.1	$30.2	$64.5

Assets acquired net of cash	$1.9	$1.3	$10.6	$6.5	$12.9	$29.5	$62.7

Ginop

On December 31, 2021, the Company acquired the stock of Ginop, a privately held construction and agricultural equipment distributor, for a total purchase price of $30.2 million, which includes $0.9 million of the potential $1.5 million additional earn-out payments tied to post closing performance of the Ginop business. The Company acquired $0.7 million of cash and $0.3 million of estimated excess working capital in the transaction, yielding an enterprise value of approximately $29.2 million. The acquisition strengthens our construction product and service offerings in Northern Michigan and expands our relationship with Kubota.

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

The following table summarizes the components of the purchase price at December 31, 2021

Cash consideration paid *	$29.3
Earn-out liability	0.9
Total purchase price	$30.2

*Includes $0.7 million cash acquired as part of the Business Combination

Ambrose

On December 31, 2021, the Company acquired the assets of Ambrose, a privately held construction equipment distributor, for a total purchase price of $13.1 million, including a $2.8 million purchase price adjustment due to working capital. The Company acquired $0.2 million of cash and $0.6 million of estimated working capital deficit in the transaction, yielding an enterprise value of approximately $13.5 million.  Ambrose is the Northeast’s premier asphalt equipment dealer for more than 33 years, with locations in New Hampshire and Massachusetts.

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

Midwest Mine

On December 1, 2021, the Company acquired the assets of Midwest Mine for a total purchase price of $6.9 million. Midwest Mine fabricates, and installs full aggregate processing plants for quarries, mines and recycling operations throughout the United States and is well-established in the Ohio and Michigan markets.

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

Gibson

On October 1, 2021, the Company acquired the assets of Gibson, a privately held premium equipment distributor, for a total purchase price of $10.6 million. The acquisition included $1.2 million of floorplan-eligible new equipment inventory and the Company assumed $4.4 million of equipment financing at closing, yielding an enterprise value at close of approximately $13.8 million. Gibson expands our geographic footprint and presence into Ohio and broadens our construction equipment product portfolio, OEM relationships, and service offerings.

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

Baron

On September 1, 2021, the Company acquired Baron, a privately held dock & door business, for a total purchase price of $1.3 million. Baron specializes in commercial overhead loading dock doors and equipment, hydraulic lifts, and vertical reciprocating conveyors. The acquisition is another step in the Company’s strategy to build out a full-service warehousing and logistics offering within the material handling segment.

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

ScottTech

On March 1, 2021, the Company acquired the assets of ScottTech, a material handling, warehouse control software, and turn-key warehouse system integration services provider, for a total purchase price of $2.4 million. The acquisition has natural synergies with the Company’s prior year acquisition of PeakLogix and further bolsters our capabilities with customers in the warehousing and logistics, distribution, and e-commerce end-markets.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $15.2 million.

PeakLogix

On June 12, 2020, the Company acquired all the assets of PeakLogix for a total purchase cash consideration of $5.7 million, which was paid out of available funds. Additional consideration included a $1.0 million unsecured one-year promissory note at 6% and an earn-out payment of a minimum $2.0 million up to a $3.7 million to be paid out to former owners based on meeting certain financial targets throughout a 5-year earn-out period, collectively resulting in an estimated enterprise value of $6.4 million net of cash acquired. See Note 10, Long-Term Debt and Note 15, Fair Value Instruments for further information.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory, property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

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

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $19.0 million.

The following table summarizes the components of the purchase price at July 1, 2020:

Cash consideration paid *	$18.5
Earn-out liability	0.8
Total purchase price	$19.3

* Includes $2.1 million cash acquired as part of the Business Combination

Martin

On September 1, 2020, the Company acquired all the assets of Martin for a total purchase price of $16.1 million, which was paid out of available funds.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $10.6 million.

Howell Tractor

On October 30, 2020, the Company acquired all the assets of Howell Tractor for a total cash consideration of $22.4 million. The Company also issued 507,143 shares of its common stock, valued at $4.0 million, in connection with the purchase agreement, yielding a total purchase price of $26.4 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $23.1 million.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Subsequent to the 2020 year-end audit, before one year from the acquisition date, the Company recorded a purchase price allocation and working capital adjustment of $0.6 million which yielded a total purchase price of $27.0 million.

Vantage

On December 31, 2020, the Company acquired all the assets of Vantage for a total purchase price of $24.2 million. Based on the purchase price and the amount of floorplan eligible new equipment inventory acquired in the transaction, the Company estimates total enterprise value at close to be $22.5 million.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired, and liabilities assumed have been recorded at the acquisition date at their respective fair values in our consolidated financial statements. The fair value of accounts receivable was determined based on the acquisition date net book value and an evaluation of amounts deemed recoverable through subsequent collection. The fair value of inventory and property and equipment were estimated to approximate their respective acquisition date net book values. Costs and expenses related to the acquisition were expensed as incurred in operating expenses.

Subsequent to the 2020 year-end audit, before one year from the acquisition date, the Company recorded a purchase accounting adjustment to its Vantage acquisition that increased net assets acquired by $0.1 million which yielded a total purchase price of $24.3 million.

Pro forma financial information - 2020

The Company completed the Flagler acquisition on February 14, 2020. Therefore, operating results of Flagler are included in the Company’s Consolidated Statement of Operations after February 14, 2020. Pursuant to ASC 805 and given Flagler’s size, pro forma disclosures should be reported whenever the year or interim period of the acquisition is presented. The pro forma information below gives effect to the Flagler acquisition as if the acquisition occurred on January 1, 2020.

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
(c)

If the Company ceases to have a continuing obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of its obligation to contribute.

The Company’s participation in multiemployer plans for the annual period ended December 31, 2021 and 2020 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•

The “Pension Protection Act Zone Status” available is for plan years that ended in 2021 and 2020. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. This indicates the funded status of the plan with the status indicated by the colors of green, yellow, and red with green being the most funded and red being the least funded.

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

•	The last column lists the expiration dates of the collective bargaining agreements with the Company.

There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2021, and 2020.

Multiple Employer Pension Plans (amounts in thousands):

Pension Fund	EIN	Pension Protection Act Zone Status & Plan Year- End		FIP/RP Status	Contributions of Alta Equipment Group Inc. and Subsidiaries		Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2021	2020		2021	2020
Operating Engineers I.U.O.E. Local 37 Pension Trust	52-6128064	—	—	None	$—	$—	No	3/31/2020
Midwest Operating Engineers Local Union No. 150 Pension Trust Fund	36-6140097	Yellow 3/31/2021	Green 3/31/2020	Implemented	2,218	1,472	No	5/31/2024
Operating Engineers Local Union No. 324 Pension Fund	38-1900637	Red 4/30/2021	Red 4/30/2020	Implemented	925	783	No	9/30/2024
Central Pension Fund of the International Union of Operation Engineers Local Union No. 649 and 841	36-6052390	Green 1/31/2021	Green 1/31/2020	None	99	70	No	3/31/2024
Upstate New York Engineers Pension Fund Local Union 17C Engineers Local Union No. 639	15-0614642	Red 3/31/2021	Red 3/31/2020	Implemented	4	52	No	11/30/2025
Central Pension Fund of Operating Engineers Local Union 17C	36-6052390	Green 1/31/2021	Green 1/31/2020	None	147	19	No	various through 11/30/2025
Central Pension Fund of the International Union of Operating Engineers Local 158 District 832	36-6052390	Green 1/31/2021	Green 1/31/2020	None	188	72	No	various through 6/19/2025
Central Pension Fund of the International Union of Operating Engineers - Local 158 District 545	36-6052390	Green 1/31/2021	Green 1/31/2020	None	134	—	No	5/14/2025
Central Pension Fund of the International Union of Operating Engineers - Local 158 District 106	36-6052390	Green 1/31/2021	Green 1/31/2020	None	117	—	No	various through 1/9/2026
Operating Engineers Local 825 Fund	22-6033380	Green 6/30/2021	Green 6/30/2020	None	20	—	No	6/30/2022
Iron Workers District Council of New England and the Int'l Assoc of Bridge, Structural, Ornamental and Reinforcing Iron Workers, AFL-CIO - Ironworkers' Local 15 & 424 Pension Fund	06-6077019	Green 6/30/2021	—	Implemented	29	—	Yes	5/31/2022
National Pension Fund of the International Association of Machinists & Aerospace Workers - Local 701	36-6042061	Green 12/31/2021	Green 6/30/2020	None	—	—	No	5/1/2025
					$3,881	$2,468

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Virginia, Indiana and New York (including New York City), and New England (including Boston). As of December 31, 2021, the Material Handling segment includes the ScottTech, Baron, Liftech, PeakLogix, and Hilo acquisitions.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, and Florida. As of December 31, 2021, the Construction Equipment segment includes the Gibson, Midwest Mine, Ambrose, Ginop, Flagler, Martin, Howell Tractor, and Vantage acquisitions.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. For the year ended December 31, 2021, Corporate incurred $11.9 million in debt extinguishment fees as compared to $7.6 million in the prior year. Corporate primarily incurs expenses associated with the compensation of our directors and our corporate senior leadership team, corporate expenses related to being a public company, preferred stock dividends, consulting and legal fees related to acquisition costs, costs related to capital raising activities, interest expense, and in the prior year ended December 31, 2020 incurred costs associated with the reverse capitalization transaction, fees on the issuance of the common and preferred stock which were partially offset with income tax benefit and $8.0 million in income from a life insurance policy on our Construction Group President.

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2021 (amounts in millions):

	Year Ended December 31, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$258.3	$310.5	$—	$568.8
Parts sales	65.4	113.1	—	178.5
Service revenue	94.6	70.9	—	165.5
Rental revenue	48.4	107.1	—	155.5
Rental equipment sales	0.8	143.7	—	144.5
Total revenue	$467.5	$745.3	$—	$1,212.8
Interest expense	8.2	13.9	1.9	24.0
Depreciation and amortization	19.3	76.5	—	95.8
Net income (loss)	$10.2	$(2.9)	$(30.7)	$(23.4)

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2020 (amounts in millions):

	Year Ended December 31, 2020
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$195.1	$215.2	$—	$410.3
Parts sales	55.5	74.1	—	129.6
Service revenue	80.0	48.5	—	128.5
Rental revenue	42.4	76.4	—	118.8
Rental equipment sales	7.5	78.9	—	86.4
Total revenue	$380.5	$493.1	$—	$873.6

Interest expense	5.2	11.1	7.5	23.8
Depreciation and amortization	21.1	53.9	—	75.0
Net income (loss)	$7.1	$(16.7)	$(14.4)	$(24.0)

The following table presents the Company’s identified assets by reportable segment for the period ending December 31, 2021 and 2020 (amounts in millions):

	December 31, 2021	December 31, 2020
Segment assets:
Material handling	$325.1	$221.5
Construction equipment	655.8	523.4
Corporate	1.7	1.3
Total assets	$982.6	$746.2

NOTE 23 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. We include all common shares granted under our share-based compensation plan which remain unvested (“restricted stock units”), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS for the year ended December 31, 2021, and 2020 were calculated as follows (amounts in millions, except per share amounts):

	Year Ended December 31,
	2021	2020
Basic net (loss) income per share:
Net (loss) income	$(23.4)	$(24.0)
Basic weighted average common shares outstanding	31,706,329	26,612,982
Basic net (loss) income per share of common stock:	$(0.74)	$(0.90)
Diluted net (loss) income per share:
Net (loss) income	$(23.4)	$(24.0)
Basic weighted average common shares outstanding	31,706,329	26,612,982
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	—	—
Diluted weighted average common shares outstanding	31,706,329	26,612,982
Diluted net (loss) income per share of common stock:	$(0.74)	$(0.90)

Securities excluded from the calculation of diluted loss per share were approximately 174,000 and 90,000 for the years ended December 31, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTE 24 — SUBSEQUENT EVENTS

We do not have any subsequent events to disclose.