Form 10-Q
period 2022-03-31
ALTA EQUIPMENT GROUP INC.
filed 2022-05-10
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

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

As of May 6, 2022, there were 32,454,025 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

Auditor Id: 1195	Auditor Name: UHY	Auditor Location: New York, New York, United States

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1.6	$2.3
Accounts receivable, net of allowances of $11.9 and $10.7 as of March 31, 2022 and December 31, 2021, respectively	189.3	182.7
Inventories, net	291.0	239.2
Prepaid expenses and other current assets	22.8	24.4
Total current assets	$504.7	$448.6

PROPERTY AND EQUIPMENT, NET	337.0	344.5
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	101.9	102.6
OTHER ASSETS
Goodwill	$43.5	$41.9
Intangible assets, net	42.0	43.4
Other assets	1.5	1.6
Total other assets	$87.0	$86.9
TOTAL ASSETS	$1,030.6	$982.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$113.9	$98.4
Floor plan payable – new equipment	147.5	114.2
Floor plan payable – used and rental equipment	39.5	40.6
Current portion of long-term debt	2.7	2.6
Accounts payable	63.6	73.5
Customer deposits	18.6	16.7
Accrued expenses	46.5	39.3
Current operating lease liabilities	16.4	16.2
Other current liabilities	22.0	19.1
Total current liabilities	$470.7	$420.6

LONG-TERM LIABILITIES
Long-term debt, net of current portion	310.2	310.0
Finance lease obligations, net of current portion	9.7	9.0
Deferred revenue, net of current portion	3.8	4.2
Guaranteed purchase obligations, net of current portion	4.7	5.2
Long-term operating lease liabilities, net of current portion	88.3	88.4
Deferred tax liability	6.9	6.9
Other liabilities	3.3	3.6
TOTAL LIABILITIES	$897.6	$847.9
CONTINGENCIES - NOTE 12
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 32,363,376 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	217.7	217.4
Treasury stock	(5.9)	(5.9)
Accumulated deficit	(78.8)	(76.8)
TOTAL STOCKHOLDERS’ EQUITY	$133.0	$134.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,030.6	$982.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2022	2021
Revenues:
New and used equipment sales	$151.6	$123.8
Parts sales	53.4	41.4
Service revenue	48.2	38.7
Rental revenue	37.7	33.1
Rental equipment sales	40.8	31.8
Net revenues	$331.7	$268.8
Cost of revenues:
New and used equipment sales	$123.9	$106.5
Parts sales	36.7	28.7
Service revenue	20.1	14.5
Rental revenue	5.4	5.5
Rental depreciation	20.3	19.4
Rental equipment sales	33.9	26.9
Cost of revenues	$240.3	$201.5
Gross profit	$91.4	$67.3
General and administrative expenses	$82.9	$64.8
Depreciation and amortization expense	3.9	2.0
Total general and administrative expenses	$86.8	$66.8
Income from operations	$4.6	$0.5
Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.3)	$(0.5)
Interest expense – other	(5.8)	(5.3)
Other income	0.3	0.1
Total other expense	$(5.8)	$(5.7)
Loss before taxes	$(1.2)	$(5.2)
Income tax provision	—	0.5
Net loss	$(1.2)	$(5.7)
Preferred stock dividends	(0.8)	—
Net loss available to common shareholders	$(2.0)	$(5.7)
Basic loss per share	$(0.06)	$(0.19)
Diluted loss per share	$(0.06)	$(0.19)
Basic weighted average common shares outstanding	32,363,376	30,018,502
Diluted weighted average common shares outstanding	32,363,376	30,018,502

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$134.7
Net loss	—	—	—	—	—	(1.2)	—	(1.2)
Dividends on preferred stock	—	—	—	—	—	(0.8)	—	(0.8)
Share based compensation	—	—	—	—	0.3	—	—	0.3
Balance at March 31, 2022	1,200,000	$—	32,363,376	$—	$217.7	$(78.8)	$(5.9)	$133.0

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Share based compensation	—	—	—	—	0.3	—	—	0.3
Balance at March 31, 2021	1,200,000	$—	30,018,502	$—	$216.5	$(59.1)	$(5.9)	$151.5

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net loss	$(1.2)	$(5.7)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	24.2	21.4
Amortization of debt discount and debt issuance costs	0.3	0.5
Imputed interest	0.1	0.1
Gain on sale of rental equipment	(6.8)	(4.9)
Inventory obsolescence	1.1	0.2
Provision for bad debt	1.2	0.6
Share based compensation	0.3	0.3
Changes in deferred taxes	—	0.5
Changes in:
Accounts receivable	(7.8)	(5.9)
Inventories	(82.6)	(33.4)
Proceeds from sale of rental equipment	40.8	31.8
Prepaid expenses and other assets	1.7	0.5
Proceeds from floor plans with manufacturers	127.1	84.8
Payments under floor plans with manufacturers	(105.4)	(86.9)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	0.2	(3.8)
Leases, deferred revenue, and other liabilities	0.1	0.5
Net cash (used in) provided by operating activities	$(6.7)	$0.6
INVESTING ACTIVITIES
Proceeds from the sale of assets	$0.1	$0.7
Expenditures for rental equipment	(15.1)	(6.2)
Expenditures for property and equipment	(1.8)	(1.5)
Expenditures for guaranteed purchase obligations	(0.6)	(0.9)
Expenditures for acquisitions, net of cash acquired	(1.2)	(1.9)
Net cash used in investing activities	$(18.6)	$(9.8)
FINANCING ACTIVITIES
Proceeds from lines of credit	$86.3	$73.5
Payments under lines of credit	(70.9)	(61.7)
Proceeds from floor plans with unaffiliated source	30.2	24.2
Payments under floor plans with unaffiliated source	(19.5)	(25.3)
Preferred dividends paid	(0.8)	—
Payments on long-term debt	—	(1.9)
Payments on finance lease obligations	(0.7)	(0.2)
Net cash provided by financing activities	$24.6	$8.6

NET CHANGE IN CASH	(0.7)	(0.6)

Cash, Beginning of year	2.3	1.2
Cash, End of period	$1.6	$0.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1.3	$5.3

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

Alta Equipment Holdings, Inc. is the holding company for Alta Enterprises, LLC. Alta Enterprises, LLC is the holding company for Alta Industrial Equipment Michigan; LLC; Alta Industrial Equipment Company, LLC; Alta Industrial Equipment New York, LLC; PeakLogix, LLC; Alta Material Handling New York State, LLC; Alta Construction Equipment, LLC; Alta Construction Equipment Illinois, LLC; Alta Heavy Equipment Services, LLC; NITCO, LLC; Alta Construction Equipment Florida, LLC; Alta Construction Equipment Ohio, LLC; Alta Construction Equipment New England, LLC; Alta Mine Services, LLC; Alta Construction Equipment New York, LLC; and Alta Electric Vehicles, LLC.

Alta Construction Equipment, LLC is the holding company for Alta Kubota Michigan, LLC which is the holding company of Ginop Sales, Inc.

Alta Electric Vehicles, LLC is the holding company for Alta Electric Vehicles North East, LLC and Alta Electric Vehicles South West, LLC.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these interim consolidated financial statements may not be the same for the entire year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K.

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

If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After evaluating and weighing all relevant events and circumstances, the Company did not identify any indications necessary to perform an interim impairment test for the long-lived assets as of and for the period ended March 31, 2022.

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

After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended March 31, 2022.

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

We enter into various equipment sale transactions with certain customers, whereby customers purchase equipment from us and then lease the equipment to a third party. In some cases, we provide a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. We are precluded from recognizing a sale of equipment if we guarantee to repurchase the sold equipment back or guarantee the resale value of the equipment. Rather, these transactions are accounted for in accordance with ASC 842, Leases (“ASC 842”).

The deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee. At March 31, 2022 and December 31, 2021, the total deferred revenue relating to these various equipment sale transactions amounted to $2.6 million and $2.9 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $6.9 million and $7.2 million as of March 31, 2022 and December 31, 2021, respectively.

The Company also enters into various rental agreements whereby owned equipment is leased to customers. Revenue from the majority of rental agreements is recognized over the term of the agreement in accordance with ASC 842. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

The Company also enters into contracts with customers where it provides design and build solutions, automated equipment installation and system integration and software services, referred to herein as project-based revenues. These project-based revenues are recognized over time as the performance obligation is satisfied, determined using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenue from recurring support services is recognized ratably over the contract period.

The Company recognizes deferred revenue with respect to project-based revenues, service sales, and rental agreements. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment they have previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company also recognizes deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenues, service sales agreements and rental agreements as of March 31, 2022 and December 31, 2021 was $18.8 million and $16.5 million, respectively.

Periodic and ad-hoc maintenance service revenue is recognized upon completion of the service and the agreement of terms with the customer. Revenue from guaranteed maintenance contracts is recognized over the contract period in proportion to the costs expected to be incurred in performing services under the contract, typically three to five years.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized, and payment is due is not significant. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year, or if payment is expected to be received less than a year after the good or service has been provided. Sales and other taxes collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenues.

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

We use the guidance in FASB ASC Topic 740-270, Income Taxes Interim Reporting, where tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

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

Share Based Compensation

The Board of Directors approved the Company’s 2020 Omnibus Incentive Plan, which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance stock units ("PSUs"), unrestricted stock, other share based awards and cash awards to directors, employees and consultants to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.

We measure the employee stock-based awards at grant-date fair value using provisions of ASC 718 – Stock Compensation and record compensation expense over the vesting period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over two years after the one-year performance period. The Company made an accounting election to recognize forfeitures when they occur. The Company treats equity awards granted to non-employee directors similarly to the equity awards to employees.

New Accounting Pronouncements

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

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) ASC 606 (which addresses revenue from contracts with customers) and 2) ASC 842 (which addresses lease revenue).

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021, respectively, by revenue type, and by the applicable accounting standard.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	ASC 842	ASC 606	Total	ASC 842	ASC 606	Total
Revenues:
New and used equipment sales	$—	$151.6	$151.6	$—	$123.8	$123.8
Parts sales	—	53.4	53.4	—	41.4	41.4
Service revenue	—	48.2	48.2	—	38.7	38.7
Rental revenue	37.7	—	37.7	33.1	—	33.1
Rental equipment sales	—	40.8	40.8	—	31.8	31.8
Net revenue	$37.7	$294.0	$331.7	$33.1	$235.7	$268.8

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Leases revenues (ASC 842)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under ASC 842.

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

New and used equipment sales: With the exception of bill-and-hold arrangements, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to revenue being recognized, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. The Company does not offer material rights of return. The Company recognized approximately $16.7 million and $7.9 million in project-based revenues for the three months ended March 31, 2022 and March 31, 2021, respectively, from design and build projects, automated equipment installation and system integration services as the performance obligations were satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs.

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

Service revenue: The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $5.3 million and $4.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider. The Company recognizes warranty revenues at the time such services are completed.

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

Receivables and contract assets and liabilities

The Company has contract assets and contract liabilities associated with project-based contracts with customers. Contract assets are costs incurred in excess of billings for project-based revenue. Contract assets as of March 31, 2022 and December 31, 2021 were $5.0 million and $6.0 million, respectively. The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue where revenue is recognized as performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. In addition, deferred revenue includes the unearned portion of revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of March 31, 2022 and December 31, 2021 was $21.4 million and $19.4 million, respectively. For the three months ended March 31, 2022, the Company recognized revenue of $2.3 million from the prior year ending deferred revenue balance. For the three months ended March 31, 2021, the Company recognized revenue of $3.4 million from the December 31, 2020 deferred revenue balance.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements, all of which are classified as operating, was $1.2 million for both the three months ended March 31, 2022 and March 31, 2021. At March 31, 2022, the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $23.2 million and $25.5 million, respectively. At December 31, 2021 the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $24.0 million and $26.3 million, respectively. See Note 11, Leases, for a schedule of future minimum lease payments under operating leases with both related parties and unrelated third parties.

Ryan Greenawalt, Tony Colucci, and Craig Brubaker collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Ryan Greenawalt is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. For 2021, the Company did not make any purchases from OneH2. During the first quarter of 2022, the Company purchased approximately $25,000 of hydrogen fuel from OneH2 and has a vendor deposit of approximately $0.2 million as of March 31, 2022.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2022	2021
New equipment	$186.7	$146.0
Used equipment	41.3	34.3
Work in process	8.6	6.7
Parts	58.9	55.7
Gross inventory	$295.5	$242.7
Inventory reserves	(4.5)	(3.5)
Inventories, net	$291.0	$239.2

Direct labor of $2.1 million and $1.6 million incurred for open service orders were capitalized and included in work in process at March 31, 2022 and December 31, 2021, respectively. The remaining work in process balances as of March 31, 2022 and December 31, 2021 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $1.4 million and $2.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	March 31,	December 31,
	2022	2021
Land	$2.1	$2.1
Rental fleet	457.9	461.4
Equipment and leasehold improvements:
Machinery and equipment	7.6	7.2
Autos and trucks	6.8	6.6
Leasehold improvements	11.4	10.6
Finance lease right-of-use assets	16.4	15.1
Office equipment	3.6	3.5
Computer equipment	11.3	11.1
Total cost	$517.1	$517.6

Less: accumulated depreciation and amortization
Rental fleet	$(154.9)	$(149.8)
Equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(25.2)	(23.3)
Total accumulated depreciation and amortization	$(180.1)	$(173.1)
Property and equipment, net	$337.0	$344.5

Total depreciation and amortization on property and equipment was $21.4 million and $18.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company had assets related to finance leases with gross carrying values totaling $16.4 million and $15.1 million, and accumulated amortization balances totaling $4.3 million and $3.8 million, as of March 31, 2022 and December 31, 2021, respectively. Of the $457.9 million and $461.4 million of gross cost of rental fleet, $10.7 million and $9.7 million were represented by guaranteed purchase obligation assets as of March 31, 2022 and December 31, 2021, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment as of March 31, 2022 and December 31, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, December 31, 2020	$10.2	$14.1	$24.3
Additions	1.4	17.6	19.0
Adjustments to purchase price allocations	—	(1.4)	(1.4)
Balance, December 31, 2021	$11.6	$30.3	$41.9
Adjustments to purchase price allocations	—	1.6	1.6
Balance, March 31, 2022	$11.6	$31.9	$43.5

See Note 17, Business Combinations, for further information.

NOTE 8 — INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of March 31, 2022 and December 31, 2021 were as follows (amounts in millions):

	March 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8.8	$44.8	$(6.9)	$37.9
Tradenames	4.2	4.5	(1.2)	3.3
Non-compete agreements	3.1	0.7	(0.3)	0.4
Internal use software	2.9	0.5	(0.1)	0.4
Total	8.3	$50.5	$(8.5)	$42.0

	December 31, 2021
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.0	$44.8	$(5.9)	$38.9
Tradenames	4.3	4.5	(0.9)	3.6
Non-compete agreements	3.3	0.7	(0.2)	0.5
Internal use software	3.2	0.5	(0.1)	0.4
Total	8.5	$50.5	$(7.1)	$43.4

Amortization of intangible assets was $1.4 million and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

During the fourth quarter of 2021, the Company reassessed the useful lives of our intangible assets acquired from recent acquisitions. Given our rebranding efforts, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization prospectively beginning in the fourth quarter of 2021.

NOTE 9 — LINES OF CREDIT AND FLOOR PLANS

Line of Credit and Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350.0 million and interest cost is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of March 31, 2022, the Company had an outstanding ABL Facility balance of $116.1 million, excluding unamortized debt issuance costs. The effective interest rate was 2.4% at March 31, 2022. As of December 31, 2021, the Company had an outstanding ABL Facility balance of $100.7 million, excluding unamortized debt issuance costs. The effective interest rate was 2.3% at December 31, 2021.

On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by an among Alta Equipment Group, Inc. and the other credit parties names therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $50.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2022, the Company had an outstanding balance on their First Lien Floor Plan Facility of $41.2 million, excluding unamortized debt issuance costs. The effective interest rate at March 31, 2022 was 2.9%. As of December 31, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2021 was 2.8%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $102.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of March 31, 2022 ranged from 3.1% to 5.2%. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $145.9 million and $124.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $400.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of March 31, 2022 and December 31, 2021, was $187.1 million and $154.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $0.3 million and $0.5 million, respectively.

Maximum borrowings under the floor plans and ABL Facility are limited to $750.0 million unless certain other conditions are met. The total amount outstanding as of March 31, 2022 and December 31, 2021, was $303.2 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.3 million and $2.4 million, respectively.

NOTE 10 — LONG-TERM DEBT

Senior Secured Second Lien Notes

On April 1, 2021, the Company completed a private offering of Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives.

The Company sold $315.0 million of 5.625% Notes which are due in 2026. The Notes are guaranteed (the “Guarantees” and, together with the Notes, the “Securities”) by the guarantors that are party thereto (the “Guarantors”) on a second lien, senior secured basis. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the initial purchasers.

The Notes are guaranteed by each of our existing and future domestic subsidiaries that become a borrower or guarantor under our or the Guarantors’ indebtedness, including the Credit Agreements, as amended and restated concurrently with the closing of the Notes offering. The Notes and the Guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the Guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the Guarantors.

The Notes bear interest at the rate of 5.625% per annum and will mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. The April 15, 2022 interest payment was made on or about April 15, 2022.

As of March 31, 2022, outstanding borrowings under the Notes were $310.2 million, which included $4.8 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement for a second lien term loan (the “Term Loan”) in an aggregate principal amount of $155.0 million with a second priority lien lender through syndication, with an initial maturity date of August 2025. The term loan was payable, at the lender’s option, in quarterly installments of $1.9 million plus interest cost at SOFR plus 8%. On April 1, 2021, in connection with the issuance of the new Notes, the Company repaid all of its outstanding obligations under the Term Loan, $147.3 million, completely discharging the Company of any further obligations to the lender.

Extinguishment of Debt

In the second quarter of 2021, and in connection with the repayment of the Term Loan, the Company recorded a loss on the extinguishment of debt in the amount of $11.9 million in the line item Loss on extinguishment of debt in its Consolidated Statements of Operations. This was in accordance with ASC Topic No. 470-50, Debt – Modifications and Extinguishments, as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following (amounts in millions):

	March 31,	December 31,
	2022	2021
High yield notes	$315.0	$315.0
Unamortized debt issuance costs	(1.0)	(1.0)
Debt discount	(3.8)	(4.0)
Finance leases	12.4	11.6
Total debt and finance leases	$322.6	$321.6
Less: current maturities	(2.7)	(2.6)
Long-term debt and finance leases, net	$319.9	$319.0

As of March 31, 2022, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of Peaklogix, Inc ("PeakLogix") on June 12, 2020. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of March 31, 2022, the Company recorded a $1.9 million liability which included $1.7 million related to present value of these minimum cash payments using a market participant discount rate and $0.2 million of imputed interest. As of December 31, 2021, the liability was $1.8 million. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. See Note 16, Fair Value Instruments, and Note 17, Business Combinations, for further information.

Promissory Note

On June 12, 2020, the Company entered into an unsecured promissory note for $1.0 million at an interest rate of 6.0% on the unpaid principal sum in connection with the PeakLogix acquisition which was due one year from the date of the acquisition and recorded in “Other current liabilities”. During the second quarter of 2021, the Promissory Note of $1.1 million, inclusive of accrued interest, was paid in full.

NOTE 11 — LEASES

The Company adopted ASC 842 and all related amendments effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective method. Comparative 2021 results have been recast to reflect the adoption of ASC 842. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets, net", "Current operating lease liabilities" and "Long-term operating lease liabilities, net of current portion" on the Company’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. Finance leases are included in

"Property and equipment, net", "Current portion of long-term debt", and "Finance lease obligations, net of current portion" on the Company’s Consolidated Balance Sheets.

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

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment which encompass both related party and third-party leases. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through March 2037 and contain provisions to renew the leases for additional terms of five to twenty years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in Rental revenue on our Consolidated Statements of Operations. The costs of the head lease for these subleases are included in operating lease expense below.

At March 31, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $12.1 million and $11.3 million, respectively. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$6.0	$5.8
Short-term lease expense	1.0	1.7
Low-value lease expense	—	0.2
Variable lease expense	1.2	—
Finance lease expense:
Amortization of right-of-use assets	0.8	0.2
Interest on lease liabilities	0.2	0.1
Total lease expense	$9.2	$8.0

Other information related to leases is presented in the table below (amounts in millions unless otherwise noted):

Supplemental Cash Flows Information	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.8	$5.6
Operating cash flows for finance leases	0.2	0.1
Financing cash flows for finance leases	0.7	0.2
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.8	5.1
Finance leases	1.5	4.5

Weighted Average Remaining Lease Term (in years):

Operating leases	7.3	7.1
Finance leases	4.7	4.6

Weighted Average Discount Rate (in %):
Operating leases	6.6	6.2
Finance leases	5.6	5.5

Minimum future lease payments under non-cancellable operating and finance leases described above as of March 31, 2022 were as follows (amounts in millions):

Years	Operating Leases	Finance Leases
Remainder of 2022	$16.9	$2.5
2023	21.2	3.0
2024	19.9	2.9
2025	16.9	2.7
2026	14.3	2.0
Thereafter	45.2	0.9
Total future minimum lease payments	$134.4	$14.0
Less: imputed interest	(29.7)	(1.6)
Total	$104.7	$12.4

Amounts recognized in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	March 31, 2022	December 31, 2021
Current portion of long-term debt	$2.7	$2.6
Current operating lease liabilities	16.4	16.2
Finance lease obligations, net of current portion	9.7	9.0
Long-term operating lease liabilities, net of current portion	88.3	88.4
	$117.1	$116.2

As of March 31, 2022, the Company had additional leases, substantially all real estate and vehicles, that primarily replace expiring leases on certain assets and have not yet commenced with undiscounted lease payments of $4.3 million. These leases are expected to commence in 2022 with lease terms up to 10 years.

See Note 12, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 12 — CONTINGENCIES

Guarantees

As of March 31, 2022 and December 31, 2021, the Company was party to certain contracts in which it guarantees the performance of agreements between third-party lessees and various third-party financial institutions. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

Legal Proceedings

During the three months ended March 31, 2022 and March 31, 2021, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of March 31, 2022 and December 31, 2021 there was $3.4 million in outstanding letters of credits issued in the normal course of business.

NOTE 13 — INCOME TAXES

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

The income tax provision for the three months ended March 31, 2022 and March 31, 2021, respectively, consisted of the following (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Federal taxes-current	$—	$—
Federal taxes-deferred	—	0.4
State taxes-current	—	—
State taxes-deferred	—	0.1
	$—	$0.5

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The Company recorded an income tax expense of $0.0 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As a result of Alta’s first quarter 2022 analysis of the realizability of its deferred tax asset, and after considering tax planning initiatives and other inputs, Alta determined that it was more likely than not that deferred tax asset would not be realized and has thus maintained a full valuation allowance against the deferred tax asset.

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

The effective tax rate for the three months ended March 31, 2022 and March 31, 2021was 0.0% and (8.8)%, respectively. The effective income tax rate in 2021 was primarily due to the impact of the establishment of the valuation allowance.

As of December 31, 2021, the Company has federal net operating tax loss carryforwards of approximately $42.7 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. Under the CARES Act, as of both March 31, 2022 and December 31, 2021, we have deferred employer payroll taxes of $5.0 million.

NOTE 14 — EQUITY

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

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, which began on or about April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. On April 9, 2021, the Company declared a cash dividend $0.89 per depositary share, which was paid on April 30, 2021 to holders of record as of the close of business on April 15, 2021. This dividend payment covered the period from and including December 22, 2020 through, but not including April 30, 2021. On July 2, 2021, the Company declared a cash dividend $.625 per depository share, which was paid on August 2, 2021 to holders of record as of the close of business on July 15, 2021. The dividend payment covered the period from and including April 30, 2021 through, but not including July 31, 2021. On October 4, 2021, the Company declared a cash dividend $0.625 per depository share, which was paid on November 1, 2021 to holders of record as of the close of business on October 15, 2021. The dividend payment covered the period from and including July 31, 2021 through, but not including October 31, 2021. On January 4, 2022, the Company declared a cash dividend $0.625 per depository share, which was paid on January 31, 2022 to holders of record as of the close of business on January 15, 2022. The dividend payment covered the period from and including October 31, 2021 through, but not including January 31, 2022.

Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

NOTE 15 — SHARE BASED COMPENSATION

During the quarter ended March 31, 2022, the Compensation Committee of our Board of Directors approved the grant of 91,270 shares of RSUs and 292,901 shares of PSUs to certain directors, officers and employees of the Company under the 2020 Omnibus Incentive Plan. The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the RSUs and PSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over two years after the one-year performance period.

The Company recognized total compensation expense of $0.3 million for both the three months ended March 31, 2022 and March 31, 2021, substantially all related to RSUs.

As of March 31, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock and performance stock awards was $6.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes our RSUs and PSUs that were granted and vested during the three months ended March 31, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2021	309,292	$9.71	—	$—
Granted	91,270	12.14	292,901	12.14
Vested - issued	—	—	—	—
Vested - unissued	(118,649)	10.16	—	—
Unvested units as of March 31, 2022	281,913	$10.31	292,901	$12.14

NOTE 16 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximates the fair value as of March 31, 2022 and December 31, 2021.

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

The Company concluded the future minimum cash payments of $2.0 million will be treated as a non-contingent liability and recorded a $1.7 million liability related to the present value of these minimum cash payments at the acquisition date in “Other liabilities” on the Consolidated Balance Sheets. As of March 31, 2022, the non-contingent liability recorded is $1.9 million in “Other current liabilities” and “Other liabilities”. See Note 10, Long-Term Debt, and Note 17, Business Combinations, for further information.

In addition to the non-contingent liability, there is a potential earn-out payment of $1.7 million to be paid to sellers over a five-year period. The Company recorded a $1.0 million earn-out liability as the acquisition date fair value in “Other liabilities” on the Consolidated Balance Sheets. The earn-out was remeasured at December 31, 2021 resulting in a $0.4 million increase in fair value. The remeasurement impact was included in the Consolidated Statements of Operations. As of March 31, 2022, the contingent liability recorded is $1.5 million in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets.

Hilo Equipment & Services (“Hilo”)

The purchase agreement for the Hilo acquisition provides an earn-out payment of $1.0 million based on meeting a certain financial target which can be earned through July 1, 2023. We estimated the fair value of the earn-out liability based on the present value of probability weighted expected future results and recorded a $0.8 million earn-out liability as the acquisition date fair value in “Other liabilities” on the Consolidated Balance Sheets. At December 31, 2021, the earn-out was remeasured resulting in a decrease of $0.4 million in fair value. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the Consolidated Statements of Operations. Going forward, volatility in the amount of Hilo’s actual results and forecasted scenarios could impact the fair value of this contingent consideration. As of March 31, 2022, the contingent liability recorded is $0.5 million in “Other liabilities” on the Consolidated Balance Sheets. See Note 17, Business Combinations, for further information.

Ginop Sales, Inc ("Ginop")

The purchase agreement for the Ginop acquisition provides an opportunity for earn-out payments up to $1.5 million based on meeting certain financial targets which can be earned through December 31, 2023. We estimated the fair value of the incremental earn-out payment based on a probability weighted range of outcomes analysis and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. This analysis considered the earn-out payment thresholds, the minimum and maximum range of earn-out payments per the agreement and the expected future results of Ginop. The earn-out will be remeasured at each balance sheet date using this approach and any resulting increase or decrease will be reflected in the Consolidated Statements of Operations. The Company recorded a $0.9 million earn-out liability as the acquisition date fair value in “Other liabilities” on the Consolidated Balance Sheets. Going forward, volatility in the amount of Ginop’s actual results and forecasted scenarios could impact the fair value of this contingent consideration. As of March 31, 2022, the contingent liability recorded is $0.9 million in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. See Note 17, Business Combinations, for further information.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of March 31, 2022 and December 31, 2021, which was presented in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets (amounts in millions):

	March 31, 2022
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$2.9

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$2.8

The following is a summary of changes to Level 3 instruments as of March 31, 2022 and December 31, 2021 (amounts in millions):

Contingent Consideration
Balance, January 1, 2021	$1.8
Acquisition of Ginop	0.9
Change in fair value	0.1
Balance, December 31, 2021	$2.8
Changes in fair value	0.1
Balance, March 31, 2022	$2.9

NOTE 17 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the acquisitions in 2021 (amounts in millions):

	ScottTech	Baron	Gibson	Midwest Mine	Ambrose	Ginop	Total
Cash	$0.5	$—	$—	$0.4	$0.2	$0.7	$1.8
Accounts receivable	0.9	—	2.4	3.3	1.5	0.4	8.5
Inventory	0.3	0.3	3.6	1.4	9.0	14.7	29.3
Prepaid and other assets	0.1	0.3	0.5	—	—	—	0.9
Rental fleet, net	—	—	8.8	0.9	3.4	—	13.1
Property and equipment, net	0.4	0.2	1.0	1.3	0.7	—	3.6
Intangible assets	0.9	—	—	1.3	2.5	15.2	19.9
Goodwill	0.6	0.8	0.3	1.1	3.8	14.0	20.6
Total Assets	$3.7	$1.6	$16.6	$9.7	$21.1	$45.0	$97.7

Floor plan payable	—	—	(4.4)	—	(3.3)	(9.4)	(17.1)
Accounts payable	(0.3)	—	(0.6)	(1.5)	(1.6)	(1.1)	(5.1)
Accrued expenses	(0.1)	—	(0.3)	(0.2)	(1.9)	(0.2)	(2.7)
Other current liabilities	(0.9)	(0.3)	—	(1.1)	—	(0.4)	(2.7)
Deferred tax liability	—	—	—	—	—	(3.7)	(3.7)
Other liabilities	—	—	(0.7)	—	—	—	(0.7)
Total liabilities	$(1.3)	$(0.3)	$(6.0)	$(2.8)	$(6.8)	$(14.8)	$(32.0)

Net Assets Acquired	$2.4	$1.3	$10.6	$6.9	$14.3	$30.2	$65.7

Assets acquired net of cash	$1.9	$1.3	$10.6	$6.5	$14.1	$29.5	$63.9

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

The following table summarizes the components of the purchase price at December 31, 2021 (amounts in millions):

Cash consideration paid *	$29.3
Earn-out liability	0.9
Total purchase price	$30.2

*Includes $0.7 million cash acquired as part of the Business Combination

Ambrose Equipment, LLC ("Ambrose")

On December 31, 2021, the Company acquired the assets of Ambrose, a privately held construction equipment distributor, for a total purchase price of $14.3 million, including a $1.2 million adjustment to the purchase price which occurred subsequent to the 2021 year-end audit. The Company acquired $0.2 million of cash and $0.6 million of estimated working capital deficit in the transaction, yielding an enterprise value of approximately $14.7 million. Ambrose has been the Northeast’s premier asphalt equipment dealer for more than 33 years, with locations in New Hampshire and Massachusetts.

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

Midwest Mine Services, LLC ("Midwest Mine")

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

Gibson Machinery, LLC ("Gibson")

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

Baron Industries ("Baron")

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

ScottTech, LLC ("ScottTech")

On March 1, 2021, the Company acquired all the assets of ScottTech, a material handling, warehouse control software, and turn-key warehouse system integration services provider, for a total purchase price of $2.4 million, paid out of available funds.

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

NOTE 18 — SEGMENTS

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia as well as the New England region (including Boston) of the United States. As of March 31, 2022, the Material Handling segment included the ScottTech and Baron acquisitions and their related results for the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, Florida and the New England region (including Boston) of the United States. As of March 31, 2022 the Construction Equipment segment includes the Gibson, Midwest Mine, Ambrose, and Ginop acquisitions and their related results for the quarter.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. Corporate incurs expenses associated with compensation (including share based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and the Company’s income tax provision.

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2022 (amounts in millions):

	Three Months Ended March 31, 2022
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$66.9	$84.7	$—	$151.6
Parts sales	19.2	34.2	—	53.4
Service revenue	26.7	21.5	—	48.2
Rental revenue	12.8	24.9	—	37.7
Rental equipment sales	—	40.8	—	40.8
Total revenue	$125.6	$206.1	$—	$331.7
Interest expense	2.3	3.5	0.3	6.1
Depreciation and amortization	5.3	18.9	—	24.2
Net income (loss)	$4.0	$(2.1)	$(3.9)	$(2.0)

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2021 (amounts in millions):

	Three Months Ended March 31, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$57.4	$66.4	$—	$123.8
Parts sales	15.2	26.2	—	41.4
Service revenue	22.6	16.1	—	38.7
Rental revenue	11.1	22.0	—	33.1
Rental equipment sales	0.5	31.3	—	31.8
Total revenue	$106.8	$162.0	$—	$268.8
Interest expense	2.2	3.1	0.5	5.8
Depreciation and amortization	4.6	16.8	—	21.4
Net income (loss)	$1.3	$(3.3)	$(3.7)	$(5.7)

The following table presents the Company’s identified assets by reportable segment for the period ending March 31, 2022 and December 31, 2021 (amounts in millions):

	March 31, 2022	December 31, 2021
Segment assets:
Material handling	$339.9	$325.1
Construction equipment	689.3	655.8
Corporate	1.4	1.7
Total assets	$1,030.6	$982.6

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common shares granted under our share-based compensation plan which remain unvested (RSUs and PSUs), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 were calculated as follows (amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net loss per share
Net loss	$(2.0)	$(5.7)
Basic weighted average common shares outstanding	32,363,376	30,018,502
Basic net loss per share of common stock	$(0.06)	$(0.19)
Diluted loss per share
Net loss	$(2.0)	$(5.7)
Basic weighted average common shares outstanding	32,363,376	30,018,502
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	—	—
Diluted weighted average common shares outstanding	32,363,376	30,018,502
Diluted net loss per share of common stock	$(0.06)	$(0.19)

Securities excluded from the calculation of diluted loss per share were approximately 223,000 and 91,000 for the three months ended March 31, 2022 and March 31, 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTE 20 — SUBSEQUENT EVENTS

On April 12, 2022, Alta Equipment Group Inc. announced the appointment of Craig Brubaker as Chief Operating Officer, a new position at the company, effective immediately. Previously, Mr. Brubaker held positions as Systems Manager, Rental Manager, General Service Manager, Regional Operations Manager, and Vice President of Operations. As Chief Operating Officer Mr. Brubaker will report to Alta’s Chief Executive Officer, Ryan Greenawalt, and oversee day-to-day operations of both Material Handling and Construction Equipment segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

COVID-19

The economic volatility and disruptions caused by the COVID-19 pandemic caused an adverse effect on our business and our financial results in fiscal year 2021. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely. Although currently COVID-19 is not impacting our business activity levels and we believe the worst of the pandemic’s effect on our business to be behind us, the potential future emergence of additional variant strains of COVID-19 remains and how those variant strains would impact the macroeconomic environment and our business is uncertain.

While our operations in 2021 and in the first quarter of 2022, in general, performed beyond pre-COVID levels, we will continue to monitor key performance metrics such as labor hour demand and rental utilization and, in-turn, rationalize our skilled labor and rental fleet levels to match expected demand in 2022 and through the end of the COVID-19 pandemic.

We believe that the acquisitions and investments made in the calendar year 2021 expanded our service capabilities, geographic reach, end market diversification and product offerings; each of which will ultimately strengthen our resiliency to economic shocks and will help to preserve liquidity over the long term.

While we have sufficient liquidity to fund our operations currently, our Board of Directors and management team continue to monitor and evaluate the ongoing impacts of the COVID-19 pandemic and “recovery-related” supply-chain constraints on our business and operations, and to the extent business conditions regress from current levels we may take actions to reduce costs and/or seek additional financing to bolster our liquidity position.

Exchange of Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

April 1, 2021 Note Issuance and Debt Refinance

On April 1, 2021, we completed a private offering of $315 million of our 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”) and Amended and Restated our First Lien Credit Agreements (collectively, the “2021 Refinance”). The 2021 Refinance allowed the Company to, among other things, repay and refinance of a significant portion of the Company’s debt, reduce its borrowing costs and interest rate risk, and enhance liquidity for future growth initiatives.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities laws, and are based on our current expectations and assumptions. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not intended to guarantee future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

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
•
federal, state, and local budget uncertainty, especially as it relates to infrastructure projects; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in our annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in the U.S. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, cranes, paving and asphalt equipment, earthmoving equipment and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)
new equipment sales;
(ii)
used equipment sales;
(iii)
parts sales;
(iv)
repair and maintenance services; and
(v)
equipment rentals.

We have operated as an equipment dealership for over 37 years and have developed a branch network that includes over 60 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia and Florida. We offer our customers a one-stop-shop for their equipment needs by providing sales, parts, service, and rental functions under one roof. More recently, with the acquisitions of PeakLogix in June 2020 and ScottTech in March 2021, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trend in e-commerce and logistics.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. In August 2021 the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets. More recently, the Company has added Arizona to its dealer agreement with Nikola.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states. The Material Handling segment is made up of the legal entities Alta Industrial Equipment Michigan, LLC, Alta Industrial Equipment Company, LLC, Alta Material Handling New York State, LLC, PeakLogix, LLC, Alta Industrial Equipment New York, LLC, Alta Electric Vehicles, LLC, Alta Electric Vehicles North East, LLC, and Alta Electric Vehicles South West, LLC.

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

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being holding companies, the Corporate entities also hold compensation (including share based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and the Company’s income tax provision.

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

Ambrose

On December 31, 2021, the Company acquired the assets of Ambrose, a privately held construction equipment distributor, for a total purchase price of $14.3 million, including a $1.2 million adjustment to the purchase price which occurred subsequent to the 2021 year-end audit. The Company acquired $0.2 million of cash and $0.6 million of estimated working capital deficit in the transaction, yielding an enterprise value of approximately $14.7 million. Ambrose has been the Northeast’s premier asphalt equipment dealer for more than 33 years, with locations in New Hampshire and

Massachusetts.

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

Baron

On September 1, 2021, the Company acquired Baron, a privately held dock & door company, for a total purchase price of $1.3 million. Baron specializes in commercial overhead loading dock doors and equipment, hydraulic lifts, and vertical reciprocating conveyors. The acquisition is another step in the Company’s strategy to build out a full-service warehousing and logistics offering within the Material Handling segment.

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

Used Equipment Sales. We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party lease arrangement where we purchase the equipment from the finance company, or used equipment that is sourced for our customers in the open market by our used equipment specialists. In the case of our Material Handling segment, rental fleet that has been designated for disposal is transferred to our used inventory which is then sold to an end customer. Used equipment sales made in our territories, like new equipment sales, generate parts and services business for the Company, as well.

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

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $447.2 million as of March 31, 2022. The original acquisition cost of our rental fleet excludes the $10.7 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

General and Administrative Expenses. These costs are comprised of three main components: personnel costs, operational costs, and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, information technology, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets, and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes, and building insurance.

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

Results of Operations (amounts in millions unless otherwise noted)

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Consolidated Results

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$151.6	$123.8	$27.8	22.5%
Parts sales	53.4	41.4	12.0	29.0%
Service revenue	48.2	38.7	9.5	24.5%
Rental revenue	37.7	33.1	4.6	13.9%
Rental equipment sales	40.8	31.8	9.0	28.3%
Net revenues	$331.7	$268.8	$62.9	23.4%

Cost of revenues:
New and used equipment sales	$123.9	$106.5	$17.4	16.3%
Parts sales	36.7	28.7	8.0	27.9%
Service revenue	20.1	14.5	5.6	38.6%
Rental revenue	5.4	5.5	(0.1)	(1.8)%
Rental depreciation	20.3	19.4	0.9	4.6%
Rental equipment sales	33.9	26.9	7.0	26.0%
Cost of revenues	$240.3	$201.5	$38.8	19.3%

Gross profit	$91.4	$67.3	$24.1	35.8%

General and administrative expenses	$82.9	$64.8	$18.1	27.9%
Depreciation and amortization expense	3.9	2.0	1.9	95.0%
Total general and administrative expenses	$86.8	$66.8	$20.0	29.9%

Income from operations	$4.6	$0.5	$4.1	820.0%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.3)	$(0.5)	$0.2	(40.0)%
Interest expense – other	(5.8)	(5.3)	(0.5)	9.4%
Other income	0.3	0.1	0.2	200.0%
Total other expense	$(5.8)	$(5.7)	$(0.1)	1.8%

Loss before taxes	$(1.2)	$(5.2)	$4.0	(76.9)%

Income tax provision	—	0.5	(0.5)	(100.0)%

Net loss	$(1.2)	$(5.7)	$4.5	(78.9)%

Preferred stock dividends	(0.8)	—	(0.8)	100%
Net loss available to common shareholders	$(2.0)	$(5.7)	$3.7	(64.9)%

	Percent of Revenue
Consolidated	Three Months Ended March 31,
	2022	2021
Revenues:
New and used equipment sales	45.7%	46.1%
Parts sales	16.1%	15.4%
Service revenue	14.5%	14.4%
Rental revenue	11.4%	12.3%
Rental equipment sales	12.3%	11.8%
Net revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	37.3%	39.6%
Parts sales	11.1%	10.7%
Service revenue	6.1%	5.4%
Rental revenue	1.6%	2.1%
Rental depreciation	6.1%	7.2%
Rental equipment sales	10.2%	10.0%
Cost of revenues	72.4%	75.0%

Gross profit	27.6%	25.0%

Revenues: Consolidated revenues increased by $62.9 million, or 23.4%, to $331.7 million for the three months ended March 31, 2022 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, and the favorable business climate existing in the quarter. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, thereby including only the results of the entities that appear fully in both periods, new and used equipment sales increased 9.1% over the same period last year as market demand for equipment remains high, but lead time delays within the supply chain have limited our ability for even greater new equipment throughput, resulting in large sales order backlogs. Organic parts sales and service revenue increased by 16.1% and 12.3%, respectively, over the same period last year. Similarly, rental revenue exhibited growth on an organic basis of 12.8% period over period as physical utilization trends improve and rental rates have increased amidst industry-wide delays in new equipment deliveries. Lastly, and in following with the pattern from last year, rental equipment sales increased organically by 18.5% as we continue to actively manage our fleet mix, and our rent-to-sell model enables us to meet customer demand for lightly used equipment while lead times for new equipment are extended amid the global supply chain issues of many manufacturers. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and maintain profitability in our high margin product support departments.

Gross profit (GP):

	Three Months Ended March 31,
	2022	2021	Change
Consolidated	GP%	GP%	GP%
New and used equipment sales	18.3%	14.0%	4.3%
Parts sales	31.3%	30.7%	0.6%
Service revenue	58.3%	62.5%	(4.2)%
Rental revenue	31.8%	24.8%	7.0%
Rental equipment sales	16.9%	15.4%	1.5%

Consolidated gross profit	27.6%	25.0%	2.6%

The consolidated gross profit for the three months ended March 31, 2022 was 27.6%, a 2.6% increase from the 25.0% for the same period in 2021. New and used equipment sales, as well as rental equipment sales, margins improved in the first quarter compared to the same time last year as retail pricing levels improved and our Material Handling segment’s design and build business, which realizes higher gross margins than traditional lift truck sales, was a larger portion of equipment sales for the quarter versus the same period last year. We realized an increase in rental revenue gross margin in the first quarter of 2022, largely as a result improved physical utilization of the rental fleet and a favorable rental rate environment. Additionally, parts sales gross margins improved modestly while service gross margins reduced, in part to tightened warranty and fleet reimbursement levels from OEMs, and partially due to a year-over-year labor cost allocation change in our Material Handling segment, described further in our segment-based discussion and analysis.

General and Administrative expenses: Consolidated general and administrative (G&A) expenses increased by $20.0 million to $86.8 million for the three months ended March 31, 2022 compared to the same period last year. This increase was mainly driven by the full period impact from our 2021 acquisitions as well as an increases in operating input costs, such as fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures. Further, employment costs such as wages and benefits increased due to the inflationary environment and a rise in self-insured healthcare costs.

Other (expense) income: Consolidated other expense for the three months ended March 31, 2022 was $5.8 million compared to $5.7 million for the same period in 2021.

Provision for income taxes: The Company recorded an income tax provision of $0.0 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Material Handling Results:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$66.9	$57.4	$9.5	16.6%
Parts sales	19.2	15.2	4.0	26.3%
Service revenue	26.7	22.6	4.1	18.1%
Rental revenue	12.8	11.1	1.7	15.3%
Rental equipment sales	—	0.5	(0.5)	(100.0)%
Net revenues	$125.6	$106.8	$18.8	17.6%

Cost of revenues:
New and used equipment sales	$52.5	$47.0	$5.5	11.7%
Parts sales	11.9	9.9	2.0	20.2%
Service revenue	10.7	8.1	2.6	32.1%
Rental revenue	1.4	1.7	(0.3)	(17.6)%
Rental depreciation	3.8	3.6	0.2	5.6%
Rental equipment sales	—	0.4	(0.4)	(100.0)%
Cost of revenues	$80.3	$70.7	$9.6	13.6%

Gross profit	$45.3	$36.1	$9.2	25.5%

General and administrative expenses	$38.6	$32.4	$6.2	19.1%
Depreciation and amortization expense	1.5	1.0	0.5	50.0%
Total general and administrative expenses	$40.1	$33.4	$6.7	20.1%

Income from operations	$5.2	$2.7	$2.5	92.6%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.1)	$(0.2)	$0.1	(50.0)%
Interest expense – other	(2.2)	(2.0)	(0.2)	10.0%
Other income	1.1	0.8	0.3	37.5%
Total other expense	$(1.2)	$(1.4)	$0.2	(14.3)%

Net income	$4.0	$1.3	$2.7	207.7%

	Percent of Revenue
Material Handling	Three Months Ended March 31,
	2022	2021
Revenues:
New and used equipment sales	53.2%	53.7%
Parts sales	15.3%	14.2%
Service revenue	21.3%	21.2%
Rental revenue	10.2%	10.4%
Rental equipment sales	—	0.5%
Net revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	41.8%	44.0%
Parts sales	9.5%	9.3%
Service revenue	8.5%	7.6%
Rental revenue	1.1%	1.6%
Rental depreciation	3.0%	3.4%
Rental equipment sales	—	0.4%
Cost of revenues	63.9%	66.2%

Gross profit	36.1%	33.8%

Revenues: Material Handling segment revenues increased by $18.8 million to $125.6 million for the three months ended March 31, 2022 as compared to the same period last year. Overall, organic revenue streams were up 16.2%, with nearly half the growth coming from PeakLogix’s design and build project revenues, inclusive of revenues of ScottTech, which was acquired in the first quarter of 2021. Including the aforementioned results of PeakLogix, and despite supply chain delays, new and used equipment sales increased 15.5% on an organic basis. Aftermarket parts and service revenues increased 18.8% organically when comparing to the same period last year. Rental revenue increased 15.3% on an organic basis from the same period last year as a result of improved fleet utilization and an increased rental rate environment.

Gross profit (GP):

	Three Months Ended March 31,
	2022	2021	Change
	GP%	GP%	GP%
New and used equipment sales	21.5%	18.1%	3.4%
Parts sales	38.0%	34.9%	3.1%
Service revenue	59.9%	64.2%	(4.3)%
Rental revenue	59.4%	52.3%	7.1%
Rental equipment sales	NA	20.0%	NA

Segment gross profit	36.1%	33.8%	2.3%

Material Handling gross profit for the three months ended March 31, 2022 increased 2.3% to 36.1% compared to the same period in 2021. We realized improved new and used equipment gross margin in the first quarter of 2022 when compared to the same period in 2021 as retail pricing for equipment has strengthened amid increased demand for equipment and a dearth of new supply. Increased equipment margins for the three months ended March 31, 2022 are also attributable to PeakLogix and ScottTech’s influence, as their design and build projects realize higher margins than traditional lift truck sales. We also realized an increase in rental revenue gross margin in the first quarter of 2022 as cost of revenues decreased and rental rates for material handling equipment continued to strengthen amid increased demand for equipment and a dearth of new supply. Service revenue gross profit margins decreased by 4.3% while the parts sales gross profit margins increased by 3.1% in the first quarter of 2022 compared to the same period in 2021. The service margin declines in the Material Handling segment can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor is properly allocated for this quarter and will continue to be going forward.

General and administrative expenses: Material Handling general and administrative (G&A) expenses increased by $6.7 million to $40.1 million for the three months ended March 31, 2022 as compared to the same period last year. This increase was mainly driven by the full period impact from the 2021 acquisition of ScottTech, as well as an increase in operating input costs, such as vehicle fuel, and an increase in personnel costs such as wages, incentives, and employer-sponsored benefits.

Other (expense) income: Material Handling other expense decreased by $0.2 to $1.2 million for the three months ended March 31, 2022 as compared to the same period last year.

Construction Equipment Results

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$84.7	$66.4	$18.3	27.6%
Parts sales	34.2	26.2	8.0	30.5%
Service revenue	21.5	16.1	5.4	33.5%
Rental revenue	24.9	22.0	2.9	13.2%
Rental equipment sales	40.8	31.3	9.5	30.4%
Net revenues	$206.1	$162.0	$44.1	27.2%

Cost of revenues:
New and used equipment sales	$71.4	$59.5	$11.9	20.0%
Parts sales	24.8	18.8	6.0	31.9%
Service revenue	9.4	6.4	3.0	46.9%
Rental revenue	4.0	3.8	0.2	5.3%
Rental depreciation	16.5	15.8	0.7	4.4%
Rental equipment sales	33.9	26.5	7.4	27.9%
Cost of revenues	$160.0	$130.8	$29.2	22.3%

Gross profit	$46.1	$31.2	$14.9	47.8%

General and administrative expenses	$41.5	$29.7	$11.8	39.7%
Depreciation and amortization expense	2.4	1.0	1.4	140.0%
Total general and administrative expenses	$43.9	$30.7	$13.2	43.0%

Income from operations	$2.2	$0.5	$1.7	340.0%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.2)	$(0.3)	$0.1	(33.3)%
Interest expense – other	(3.3)	(2.8)	(0.5)	17.9%
Other expense	(0.8)	(0.7)	(0.1)	14.3%
Total other expense	$(4.3)	$(3.8)	$(0.5)	13.2%

Net loss	$(2.1)	$(3.3)	$1.2	(36.4)%

	Percent of Revenue
Construction Equipment	Three Months Ended March 31,
	2022	2021
Revenues:
New and used equipment sales	41.1%	41.0%
Parts sales	16.6%	16.2%
Service revenue	10.4%	9.9%
Rental revenue	12.1%	13.6%
Rental equipment sales	19.8%	19.3%
Net revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	34.6%	36.7%
Parts sales	12.0%	11.6%
Service revenue	4.6%	3.9%
Rental revenue	1.9%	2.3%
Rental depreciation and amortization	8.0%	9.8%
Rental equipment sales	16.5%	16.4%
Cost of revenues	77.6%	80.7%

Gross profit	22.4%	19.3%

Revenues: Construction Equipment segment revenues increased by $44.1 million to $206.1 million for the three months ended March 31, 2022 as compared to the same period last year. This increase was mainly attributable to the full period results from the Ginop, Ambrose, Midwest Mine, and Gibson acquisitions that occurred throughout the second half of 2021. On an organic basis, new and used equipment sales increased 3.5%, and parts and service revenues increased 10.2% when compared to the same period last year primarily on the basis of a higher technician headcount. Rental revenue has increased 11.5% on an organic basis, and rental equipment sales increased 20.3% when compared to the same period a year ago on an organic basis. Our rental department experienced improvements in both physical utilization and rental rates from the same time a year ago, along with an increase in the demand for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment.

Gross profit (GP):

	Three Months Ended March 31,
	2022	2021	Change
	GP%	GP%	GP%
New and used equipment sales	15.7%	10.4%	5.3%
Parts sales	27.5%	28.2%	(0.7)%
Service revenue	56.3%	60.2%	(3.9)%
Rental revenue	17.7%	10.9%	6.8%
Rental equipment sales	16.9%	15.3%	1.6%

Segment gross profit	22.4%	19.3%	3.1%

Construction Equipment gross profit increased by 3.1% to 22.4% in the three months ended March 31, 2022 from 19.3% in the same period in 2021. New and used equipment sales margins as well as rental equipment sales margins improved compared to the same period in 2021 amidst a supply-constrained marketplace causing retail prices to rise. Parts sales margins were down 0.7% in the first quarter of 2022 compared to the same period in 2021 but remain in line with expectations. Service revenue margins were down 3.9% in the first quarter of 2022 compared to the same period in 2021, in part due to a lower relative service margin coming from recently acquired companies, but also reflective of the impact of lower OEM reimbursement margins on warranty work in the quarter. Rental revenue gross margins improved amid strengthening physical utilization and a positive rental rate environment.

General and Administrative expenses: Construction Equipment general and administrative (G&A) expenses increased by $13.2 million to $43.9 million for the three months ended March 31, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Ginop, Ambrose, Midwest Mine and Gibson throughout the second half of 2021. Beyond the influence of the acquisitions, we experienced increases in operating input costs, such as fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures alongside an increase in personnel costs such as wages, incentives, and employer-sponsored benefits.

Other Income (expense): Construction Equipment other expense increased by $0.5 million to $4.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly due to the interest expense respective to the 2021 acquisitions, as assets were financed through our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Three months ended March 31, 2022 compared with three months ended March 31, 2021 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2022, operating activities resulted in net cash used in operations of $6.7 million. Our reported net loss of $1.2 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share based compensation, provided net cash inflows of $19.2 million. Changes in working capital included $82.6 million of net new inventory purchased, and a $7.8 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $40.8 million due to proceeds from the sale of rental equipment, $21.7 million in net inflows related to manufacturer floor plans, $1.8 million favorable change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities, and a $0.2 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities.

For the three months ended March 31, 2021, operating activities resulted in net cash provided by operations of $0.6 million. Our reported net loss of $5.7 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share based compensation, provided net cash inflows of $13.0 million. Changes in working capital included a $33.4 million increase in inventories, a $5.9 million increase in accounts receivable, a $3.8 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities, and $2.1 million in net payments on manufacturer floor plans. Cash flows from operating activities were favorably impacted by a $31.8 million change in proceeds from the sale of rental equipment, and $1.0 million change in prepaid expense and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the three months ended March 31, 2022, our cash used in investing activities was $18.6 million. This was mainly due to $17.4 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets and $1.2 million use of cash for an adjustment to the recent Ambrose acquisition purchase price.

For the three months ended March 31, 2021, our cash used in investing activities was $9.8 million. This was mainly due to $7.9 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets and $1.9 million use of cash for the ScottTech acquisition.

Cash Flow from Financing Activities. For the three months ended March 31, 2022, cash provided by financing activities was $24.6 million. The favorable impact was mainly due to $15.4 million of net proceeds under our lines of credits and net proceeds of $10.7 million related to floor plans with an unaffiliated source (i.e. a non-vendor). This was partially offset by $0.7 million payments on finance lease obligations and $0.8 million related to preferred dividend payments.

For the three months ended March 31, 2021, cash provided by financing activities was $8.6 million. The favorable impact was mainly due to $11.8 million of net proceeds under our lines of credits. This was partially offset by $1.1 million payments related to floor plans with an unaffiliated source (i.e. a non-vendor) and $2.1 million payments on long-term debt and finance lease obligations.

Sources of Liquidity

The Company reported $1.6 million in cash for the three months ended March 31, 2022.

Senior Secured Second Lien Notes

On April 1, 2021, the Company completed a private offering of $315.0 million of its 5.625% Senior Secured Second Lien Notes due 2026 (the “Notes”). The Notes were offered and sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the guarantors on a second lien, senior secured basis. The Notes were issued pursuant to an indenture dated April 1, 2021 among the Company, the guarantors and

Wilmington Trust, National Association, as trustee and as collateral agent. The Notes mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. As of March 31, 2022, outstanding borrowings under the Notes were $310.2 million, which included $4.8 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Line of Credit and First Lien Floor Plan Facility

Effective April 1, 2021, the Company amended and restated its credit facility with its first lien lender by entering into the Sixth Amended and Restated ABL First Lien Credit Agreement (“Amended and Restated Credit Agreement” and the revolving line of credit facility thereunder, the “ABL Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The ABL Facility are supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350.0 million, subject to the borrowing base limitation in the Amended and Restated Credit Agreement, and interest cost is the SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes remain outstanding as of December 1, 2025. As of March 31, 2022, the Company had an outstanding ABL Facility balance of $116.1 million, excluding unamortized debt issuance costs.

Effective April 1, 2021, the Company amended and restated its floor plan facility with its first lien lender by entering into the Sixth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. The Floor Plan Credit Agreement is an asset-based revolving loan facility related to specific equipment that provides for borrowings of up to the lesser of $50 million, as a result of the December 20, 2021 First Amendment to the Amended and Restated Floor Plan Credit Agreement, or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2022, the Company had an outstanding balance on their First Lien Floor Plan Facility of $41.2 million, excluding unamortized debt issuance costs.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

OEM captive lender and suppliers’ floor plans payable are financing arrangements for new and used inventory and rental equipment. We have such arrangements with several OEM captive lenders and suppliers each with borrowing capacities ranging from $0.1 million to $102.0 million. Certain floor plans provide for a five to twelve-month interest only or deferred payment period. In addition, these floor plan agreements provide for interest or principal free terms at the supplier’s discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. The related OEM captive lender floor plans payable is then due and payable at the time the equipment being financed is sold. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $145.9 million and $124.3 million, respectively.

Maximum borrowings under the floor plans and the revolving line of credit are limited to $750 million. The total amount outstanding as of March 31, 2022 and December 31, 2021 was $303.2 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.3 million and $2.4 million, respectively.

As of March 31, 2022, we had $342.3 million of available borrowings under the revolving line of credit and floor plans.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by our service-related operations and the sales of new, used and rental fleet equipment along with rentals of such equipment, proceeds from the issuance of debt, and borrowings available under our lines of credit and floor plans. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under lines of credit and floor plans payable, fund acquisitions, meet debt service requirements and funding the Preferred Stock dividend. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our lines of credit in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended March 31, 2022 was approximately $44.6 million, including $29.5 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $40.8 million for the period ended March 31, 2022 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of March 31, 2022, there was $3.4 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between third-party lessees and various third-party leasing companies. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

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

Additionally, see Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt.

Our earnings may be affected by changes in interest rates since interest expense on the ABL Facility and Floor Plan Facilities are currently calculated based upon (a) the prime rate less an applicable margin of 0.75% and (b) the SOFR plus an applicable margin of 2.75%.

At March 31, 2022 and December 31, 2021, we had $116.1 million and $100.7 million, respectively, outstanding borrowings under the ABL Facility. At March 31, 2022 and December 31, 2021, we had $187.1 million and $154.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of March 31, 2022, based upon the amount of our variable rate debt outstanding, our annual pre-tax earnings would decrease by approximately $1.9 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Lines of Credit and Floor Plans, in our consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have significant exposure to changing interest rates as of March 31, 2022 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022.

Refer to Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K for more information on the material weaknesses identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2021. As of March 31, 2022, these material weaknesses have not been remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. We have begun to develop a remediation plan for these material weaknesses, which is described below.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

(1)
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

(2)
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

(3)
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ALTA EQUIPMENT GROUP INC.

Date: May 10, 2022	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)