Form 10-Q
period 2022-06-30
ALTA EQUIPMENT GROUP INC.
filed 2022-08-09
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 31,981,843 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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
•
our ability to successfully, or profitably, launch the commercial electric vehicle business;
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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$0.5	$2.3
Accounts receivable, net of allowances of $11.8 and $10.7 as of June 30, 2022 and December 31, 2021, respectively	211.2	182.7
Inventories, net	296.6	239.2
Prepaid expenses and other current assets	30.4	24.4
Total current assets	$538.7	$448.6

Property and equipment, net	346.7	344.5
Operating lease right-of-use assets, net	98.2	102.6
OTHER ASSETS
Goodwill	$44.1	$41.9
Other intangible assets, net	40.4	43.4
Other assets	3.0	1.6
Total other assets	$87.5	$86.9
TOTAL ASSETS	$1,071.1	$982.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit, net	$123.6	$98.4
Floor plan payable – new equipment	151.7	114.2
Floor plan payable – used and rental equipment	46.9	40.6
Current portion of long-term debt	3.1	2.6
Accounts payable	77.4	73.5
Customer deposits	21.3	16.7
Accrued expenses	41.3	39.3
Current operating lease liabilities	16.3	16.2
Other current liabilities	25.0	19.1
Total current liabilities	$506.6	$420.6

LONG-TERM LIABILITIES
Long-term debt, net of current portion	310.4	310.0
Finance lease obligations, net of current portion	11.9	9.0
Deferred revenue, net of current portion	3.6	4.2
Guaranteed purchase obligations, net of current portion	4.2	5.2
Long-term operating lease liabilities, net of current portion	84.9	88.4
Deferred tax liability	6.9	6.9
Other liabilities	3.4	3.6
TOTAL LIABILITIES	$931.9	$847.9
CONTINGENCIES - NOTE 12
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,981,843 and 32,363,376 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	218.5	217.4
Treasury stock at cost, 862,182 and 390,000 shares of common stock held at June 30, 2022 and December 31, 2021, respectively	(5.9)	(5.9)
Accumulated deficit	(73.4)	(76.8)
TOTAL STOCKHOLDERS’ EQUITY	$139.2	$134.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071.1	$982.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues:
New and used equipment sales	$217.3	$132.0	$368.9	$255.8
Parts sales	58.3	44.1	111.7	85.5
Service revenue	51.7	42.4	99.9	81.1
Rental revenue	43.6	38.2	81.3	71.3
Rental equipment sales	35.6	36.0	76.4	67.8
Total revenues	$406.5	$292.7	$738.2	$561.5
Cost of revenues:
New and used equipment sales	182.2	112.5	306.1	219.0
Parts sales	40.0	30.6	76.7	59.3
Service revenue	21.9	16.4	42.0	30.9
Rental revenue	5.4	5.2	10.8	10.7
Rental depreciation	23.3	21.3	43.6	40.7
Rental equipment sales	27.9	29.8	61.8	56.7
Cost of revenues	$300.7	$215.8	$541.0	$417.3
Gross profit	$105.8	$76.9	$197.2	$144.2
General and administrative expenses	88.8	71.1	171.7	135.9
Depreciation and amortization expense	4.0	2.6	7.9	4.6
Total general and administrative expenses	92.8	73.7	179.6	140.5
Income from operations	$13.0	$3.2	$17.6	$3.7
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.5)	(0.5)	(0.8)	(1.0)
Interest expense – other	(6.3)	(5.5)	(12.1)	(10.8)
Other income	0.4	—	0.7	0.1
Loss on extinguishment of debt	—	(11.9)	—	(11.9)
Total other expense	$(6.4)	$(17.9)	$(12.2)	$(23.6)
Income (loss) before taxes	$6.6	$(14.7)	$5.4	$(19.9)
Income tax provision	0.5	—	0.5	0.5
Net income (loss)	$6.1	$(14.7)	$4.9	$(20.4)
Preferred stock dividends	(0.7)	(1.1)	(1.5)	(1.1)
Net income (loss) available to common shareholders	$5.4	$(15.8)	$3.4	$(21.5)
Basic income (loss) per share	$0.17	$(0.49)	$0.11	$(0.69)
Diluted income (loss) per share	$0.17	$(0.49)	$0.11	$(0.69)
Basic weighted average common shares outstanding	31,933,032	32,403,151	32,147,015	31,204,239
Diluted weighted average common shares outstanding	32,151,512	32,553,526	32,367,810	31,344,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$134.7
Net loss	—	—	—	—	—	(1.2)	—	(1.2)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	(0.8)
Share-based compensation	—	—	—	—	0.3	—	—	0.3
Balance at March 31, 2022	1,200,000	$—	32,363,376	$—	$217.7	$(78.8)	$(5.9)	$133.0
Net income	—	—	—	—	—	6.1	—	6.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	(0.7)
Share-based compensation	—	—	90,649	—	0.8	—	—	0.8
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—
Balance at June 30, 2022	1,200,000	$—	31,981,843	$—	$218.5	$(73.4)	$(5.9)	$139.2

	Three and Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$156.9
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Share-based compensation	—	—	—	—	0.3	—	—	0.3
Balance at March 31, 2021	1,200,000	$—	30,018,502	$—	$216.5	$(59.1)	$(5.9)	$151.5
Net loss	—	—	—	—	—	(14.7)	—	(14.7)
Dividends on preferred stock, $0.890 per share	—	—	—	—	—	(1.1)	—	(1.1)
Share-based compensation	—	—	—	—	0.2	—	—	0.2
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—
Balance at June 30, 2021	1,200,000	$—	32,363,376	$—	$216.7	$(74.9)	$(5.9)	$135.9

(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$4.9	$(20.4)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	51.5	45.3
Amortization of debt discount and debt issuance costs	0.7	0.8
Imputed interest	0.1	0.2
Gain on sale of property and equipment	(0.1)	—
Gain on sale of rental equipment	(14.6)	(11.1)
Provision for inventory obsolescence	1.9	0.4
Provision for bad debt	2.4	2.3
Loss on debt extinguishment	—	11.9
Share-based compensation expense	1.1	0.5
Changes in deferred income taxes	—	0.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(30.7)	(18.6)
Inventories	(131.7)	(85.6)
Proceeds from sale of rental equipment	76.4	67.8
Prepaid expenses and other assets	(7.3)	(8.2)
Manufacturers floor plans payable	31.7	6.0
Accounts payable, accrued expenses, customer deposits, and other current liabilities	16.7	19.2
Leases, deferred revenue, and other liabilities	0.4	(0.8)
Net cash provided by operating activities	$3.4	$10.2
INVESTING ACTIVITIES
Expenditures for rental equipment	$(30.3)	$(22.8)
Expenditures for property and equipment	(4.2)	(3.3)
Proceeds from sale of property and equipment	0.3	1.1
Expenditures for guaranteed purchase obligations	(1.7)	(1.2)
Expenditures for acquisitions, net of cash acquired	(1.5)	(2.6)
Net cash used in investing activities	$(37.4)	$(28.8)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	$—	$(1.6)
Extinguishment of long-term debt	—	(153.1)
Proceeds from lines of credit and long-term borrowings	166.7	488.3
Principal payments on lines of credit, long-term debt and finance lease obligations	(143.4)	(306.9)
Proceeds from floor plan payable with unaffiliated source	64.6	52.3
Payments on floor plan payable with unaffiliated source	(52.5)	(57.7)
Preferred dividends paid	(1.5)	(1.1)
Payment of promissory note	—	(1.0)
Other financing activities	(1.7)	—
Net cash provided by financing activities	$32.2	$19.2

NET CHANGE IN CASH	(1.8)	0.6

Cash, Beginning of year	2.3	1.2
Cash, End of period	$0.5	$1.8
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$69.9	$86.3
Supplemental disclosures of cash flow information
Cash paid for interest	$11.9	$8.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling and construction equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia, Massachusetts (including Boston), Maine, New Hampshire, Connecticut, and Florida.

Unless the context otherwise requires, the use of the terms “the Company”, “we,” “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Reclassification and correction

Certain amounts in the prior year Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the presentation in the current year. For the six months ended June 30, 2021, the Company corrected the cash flow presentation of expenditures of $1.2 million for guaranteed purchase obligations to present this activity as a cash outflow for investing activities, which was previously presented within operating activities. The presentation for the six months ended June 30, 2021 has been revised to align with current period presentation. The Company has concluded the change is not material.

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the six months ended June 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these unaudited interim condensed consolidated financial statements may not be the same for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and six months ended June 30, 2022, there were no significant changes to those accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL model is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. As amended by ASU 2019-10, the ASU 2016-13 is effective for the annual reporting period beginning January 1, 2023. The Company believes ASU 2016-13 will only be applicable to the Company’s receivables from revenue transactions, or trade receivables, except those arising from rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. The Company is currently evaluating whether the new guidance, while limited to our non-operating lease trade receivables, will have an impact on the condensed consolidated financial statements or existing internal controls.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606, Revenues from Contracts with Customers ("Topic 606") and 2) Topic 842, Leases, ("Topic 842").

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Income (Loss) for the three months ended June 30, 2022 and 2021 by revenue type, and by the applicable accounting standard.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$217.3	$217.3	$—	$132.0	$132.0
Parts sales	—	58.3	58.3	—	44.1	44.1
Service revenue	—	51.7	51.7	—	42.4	42.4
Rental revenue	43.6	—	43.6	38.2	—	38.2
Rental equipment sales	—	35.6	35.6	—	36.0	36.0
Total revenues	$43.6	$362.9	$406.5	$38.2	$254.5	$292.7

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2022 and 2021 by revenue type, and by the applicable accounting standard.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$368.9	$368.9	$—	$255.8	$255.8
Parts sales	—	111.7	111.7	—	85.5	85.5
Service revenue	—	99.9	99.9	—	81.1	81.1
Rental revenue	81.3	—	81.3	71.3	—	71.3
Rental equipment sales	—	76.4	76.4	—	67.8	67.8
Total revenues	$81.3	$656.9	$738.2	$71.3	$490.2	$561.5

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Leases revenues (Topic 842)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under Topic 842.

The deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee. At June 30, 2022 and December 31, 2021, the total deferred revenue relating to these various equipment sale transactions amounted to $2.3 million and $2.9 million, respectively. The Company also recognized a liability for its guarantee to repurchase equipment at residual amounts of $6.6 million and $7.2 million as of June 30, 2022 and December 31, 2021, respectively.

Rental revenue: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable” on the Condensed Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Condensed Consolidated Statements of Income (Loss), respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 are discussed below. Substantially all of the Company’s revenues under Topic 606 are recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and software services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognized approximately $39.1 million and $21.4 million in project-based revenues for the six months ended June 30, 2022 and 2021, respectively, and approximately $22.4 million and $13.5 million in revenues for the three months ended June 30, 2022 and 2021, respectively.

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

Service revenue: The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $10.6 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively, and $5.3 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider. The Company recognizes warranty revenues at the time such services are completed.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of June 30, 2022 and December 31, 2021 were $5.5 million and $6.0 million, respectively.

Revenue from recurring support services is recognized ratably over the contract period. The Company also recognizes deferred revenue related to rental agreements. The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue. Total deferred revenue relating to project-based revenues, service sales agreements, and rental agreements as of June 30, 2022 and December 31, 2021 was $22.3 million and $16.5 million, respectively. In addition, deferred revenue includes the unearned portion of revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of June 30, 2022 and December 31, 2021 was $24.6 million and $19.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized revenue of $8.2 million and $10.5 million, respectively, from the prior year ending deferred revenue balance. For the three and six months ended June 30, 2021, the Company recognized revenue of $2.2 million and $5.6 million, respectively, from the December 31, 2020 deferred revenue balance.

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
NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from three real estate entities related through common ownership. Total rent expense under these lease agreements, all of which are classified as operating, was $2.4 million for both the six months ended June 30, 2022 and 2021, and $1.2 million for both the three months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $22.3 million and $24.7 million, respectively. At December 31, 2021 the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $24.0 million and $26.3 million, respectively. See Note 11, Leases, for a schedule of future minimum lease payments under operating leases with both related parties and unrelated third parties.

Ryan Greenawalt, Tony Colucci, and Craig Brubaker collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Ryan Greenawalt is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. The Company did not make any purchases from OneH2 in 2021. During the first six months of 2022, the Company purchased approximately $45,000 of hydrogen fuel from OneH2 and has a vendor deposit of approximately $0.2 million as of June 30, 2022.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2022	2021
New equipment	$184.7	$146.0
Used equipment	46.5	34.3
Work in process	8.2	6.7
Parts	62.6	55.7
Gross inventory	$302.0	$242.7
Inventory reserves	(5.4)	(3.5)
Inventories, net	$296.6	$239.2

Direct labor of $1.7 million and $1.6 million incurred for open service orders were capitalized and included in work in process at June 30, 2022 and December 31, 2021, respectively. The remaining work in process balances as of June 30, 2022 and December 31, 2021 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $1.7 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	June 30,	December 31,
	2022	2021
Land	$2.1	$2.1
Rental fleet	474.1	461.4
Equipment and leasehold improvements:
Machinery and equipment	8.4	7.2
Autos and trucks	6.9	6.6
Leasehold improvements	12.2	10.6
Finance lease right-of-use assets	18.7	15.1
Office equipment	3.7	3.5
Computer equipment	11.8	11.1
Total cost	$537.9	$517.6

Less: accumulated depreciation and amortization
Rental fleet	$(164.7)	$(149.8)
Equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(26.5)	(23.3)
Total accumulated depreciation and amortization	$(191.2)	$(173.1)
Property and equipment, net	$346.7	$344.5

Total depreciation and amortization on property and equipment was $24.0 million and $21.8 million for the three months ended June 30, 2022 and 2021, respectively, and $45.4 million and $40.3 million for the six months ended June 30, 2022 and 2021, respectively. The Company had assets related to finance leases with gross carrying values totaling $18.7 million and $15.1 million, and accumulated amortization balances totaling $4.1 million and $3.8 million, as of June 30, 2022 and December 31, 2021, respectively. Of the $474.1 million and $461.4 million of gross cost of rental fleet, $9.9 million and $9.7 million were represented by guaranteed purchase obligation assets as of June 30, 2022 and December 31, 2021, respectively.

The Company evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization, for impairment if events or changes in circumstances indicate that the carrying value of any asset group may not be recoverable. After evaluating and weighing all relevant events and circumstances, the Company did not identify indicators requiring the performance of an interim impairment test for the long-lived assets as of and for the period ended June 30, 2022.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the periods ended June 30, 2022 and December 31, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, Year Ended December 31, 2020	$10.2	$14.1	$24.3
Additions	1.4	17.6	19.0
Adjustments to purchase price allocations	—	(1.4)	(1.4)
Balance, December 31, 2021	$11.6	$30.3	$41.9
Additions	0.1	—	0.1
Adjustments to purchase price allocations	—	2.1	2.1
Balance, June 30, 2022	$11.7	$32.4	$44.1

The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. After evaluating and weighing all relevant events and circumstances, the Company concluded there was no triggering event that constitutes the need to perform a goodwill impairment test for the period ended June 30, 2022.

See Note 17, Business Combinations, for further information.

NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and accumulated amortization as of June 30, 2022 and December 31, 2021 were as follows (amounts in millions):

	June 30, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8.5	$44.8	$(8.1)	$36.7
Tradenames	4.0	4.5	(1.5)	3.0
Non-compete agreements	2.8	0.7	(0.3)	0.4
Internal use software	2.7	0.5	(0.2)	0.3
Total	8.1	$50.5	$(10.1)	$40.4

	December 31, 2021
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.0	$44.8	$(5.9)	$38.9
Tradenames	4.3	4.5	(0.9)	3.6
Non-compete agreements	3.3	0.7	(0.2)	0.5
Internal use software	3.2	0.5	(0.1)	0.4
Total	8.5	$50.5	$(7.1)	$43.4

Amortization of other intangible assets was $1.6 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

During the fourth quarter of 2021, the Company reassessed the useful lives of our other intangible assets acquired from recent acquisitions. Given our rebranding efforts, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization prospectively beginning in the fourth quarter of 2021.

NOTE 9 — LINES OF CREDIT AND FLOOR PLANS

Line of Credit and Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and

Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350.0 million and interest cost is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of June 30, 2022, the Company had an outstanding ABL Facility balance of $125.6 million, excluding unamortized debt issuance costs. The effective interest rate was 3.6% at June 30, 2022. As of December 31, 2021, the Company had an outstanding ABL Facility balance of $100.7 million, excluding unamortized debt issuance costs. The effective interest rate was 2.3% at December 31, 2021.

On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lender to primarily finance new inventory. This First Lien Floor Plan Facility has a maximum borrowing capacity of $50.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2022, the Company had an outstanding balance on their First Lien Floor Plan Facility of $42.7 million, excluding unamortized debt issuance costs. The effective interest rate at June 30, 2022 was 3.9%. As of December 31, 2021, the Company had an outstanding balance on their First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2021 was 2.8%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-subsidies, as of June 30, 2022 ranged from 3.8% to 5.9%. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $156.0 million and $124.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $350.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of June 30, 2022 and December 31, 2021, was $198.7 million and $154.9 million, respectively, excluding unamortized debt issuance costs. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $0.8 million and $1.0 million, respectively, and $0.5 million for both the three months ended June 30, 2022 and 2021.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $700.0 million unless certain other conditions are met. The total amount outstanding as of June 30, 2022 and December 31, 2021, was $324.3 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.1 million and $2.4 million, respectively.

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

As of June 30, 2022, outstanding borrowings under the Notes were $310.4 million, which included $4.6 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

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

Extinguishment of Debt

In the second quarter of 2021, and in connection with the repayment of the Term Loan, the Company recorded a loss on the extinguishment of debt in the amount of $11.9 million in the line item "Loss on extinguishment of debt" in its Condensed Consolidated Statements of Income (Loss). This was in accordance with Topic 470-50, Debt – Modifications and Extinguishments, as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following (amounts in millions):

	June 30,	December 31,
	2022	2021
High yield notes	$315.0	$315.0
Unamortized debt issuance costs	(1.0)	(1.0)
Debt discount	(3.6)	(4.0)
Finance leases	15.0	11.6
Total debt and finance leases	$325.4	$321.6
Less: current maturities	(3.1)	(2.6)
Long-term debt and finance leases, net	$322.3	$319.0

As of June 30, 2022, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of Peaklogix, Inc ("PeakLogix") on June 12, 2020. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of June 30, 2022, the Company recorded a $1.9 million liability which included $1.7 million related to present value of these minimum cash payments using a market participant discount rate and $0.2 million of imputed interest. As of December 31, 2021, the liability was $1.8 million. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets. See Note 16, Fair Value Instruments, and Note 17, Business Combinations, for further information.

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

NOTE 11 — LEASES

The Company adopted Topic 842 and all related amendments effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective method. Comparative 2021 results have been recast to reflect the adoption of Topic 842.

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment which encompass both related party and third-party leases. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through March 2037 and contain provisions to renew the leases for additional terms of five to twenty years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in "Rental revenue" on our Condensed Consolidated Statements of Income (Loss). Sublease income below includes subleases that are not included in "Rental revenue" due to being outside our normal business operations. The costs of the head lease for these subleases are included in operating lease expense below.

At June 30, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $14.6 million and $11.3 million, respectively. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$6.3	$5.9	$12.3	$11.7
Short-term lease expense	0.7	0.7	1.7	2.4
Low-value lease expense	0.1	0.2	0.1	0.4
Variable lease expense	1.5	0.1	2.7	0.1
Finance lease expense:
Amortization of right-of-use assets	0.9	0.5	1.7	0.7
Interest on lease liabilities	0.2	0.1	0.4	0.2
Sublease income	(0.1)	—	(0.1)	—
Total lease expense	$9.6	$7.5	$18.8	$15.5

Other information related to leases is presented in the table below (amounts in millions unless otherwise noted):

Supplemental Cash Flows Information	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11.8	$11.2
Operating cash flows for finance leases	0.4	0.2
Financing cash flows for finance leases	1.6	0.7
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	4.7	5.1
Finance leases	5.0	8.1

Weighted Average Remaining Lease Term (in years):

Operating leases	7.1	7.0
Finance leases	4.8	4.9

Weighted Average Discount Rate (in %):
Operating leases	6.6	6.5
Finance leases	6.0	5.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of June 30, 2022 were as follows (amounts in millions):

Years	Operating Leases	Finance Leases
Remainder of 2022	$11.3	$2.0
2023	21.7	3.7
2024	20.4	3.6
2025	17.2	3.4
2026	14.5	2.8
Thereafter	46.5	1.7
Total future minimum lease payments	$131.6	$17.2
Less: imputed interest	(30.4)	(2.2)
Total	$101.2	$15.0

Amounts recognized in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	June 30, 2022	December 31, 2021
Current portion of long-term debt	$3.1	$2.6
Current operating lease liabilities	16.3	16.2
Finance lease obligations, net of current portion	11.9	9.0
Long-term operating lease liabilities, net of current portion	84.9	88.4
	$116.2	$116.2

As of June 30, 2022, the Company had additional leases, substantially all real estate and vehicles, that primarily replace expiring leases on certain assets and have not yet commenced with undiscounted lease payments of $8.5 million. These leases are expected to commence in 2022 with lease terms up to 10 years.

See Note 12, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 12 — CONTINGENCIES

Guarantees

As of June 30, 2022 and December 31, 2021, the Company was party to certain contracts in which it guarantees the performance of agreements between third-party lessees and various third-party financial institutions. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.4 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

Legal Proceedings

During the six months ended June 30, 2022 and 2021, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2022 and December 31, 2021 there was $4.9 million and $3.4 million in outstanding letters of credits issued in the normal course of business, respectively.

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

The income tax provision for the three and six months ended June 30, 2022 and 2021 consisted of the following (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal taxes-current	$0.4	$—	$0.4	$—
Federal taxes-deferred	—	—	—	0.4
State taxes-current	0.1	—	0.1	—
State taxes-deferred	—	—	—	0.1
	$0.5	$—	$0.5	$0.5

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. At the end of each interim reporting period, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The Company recorded an income tax expense of $0.5 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. As a result of Alta’s second quarter 2022 analysis of the realizability of its deferred tax asset, and after considering tax planning initiatives and other inputs, Alta determined that it was more likely than not that deferred tax asset would not be realized and has thus maintained a full valuation allowance against the deferred tax asset.

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

The effective tax rate for the six months ended June 30, 2022 and 2021 was 9.3% and (2.2)%, respectively. The effective income tax rate in 2021 was primarily due to the impact of the establishment of the valuation allowance.

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

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. Under the CARES Act, as of both June 30, 2022 and December 31, 2021, we have deferred employer payroll taxes of $5.0 million.

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

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October, which began on April 30, 2021; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. We declared dividends on our outstanding preferred shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
April 9, 2021	April 15, 2021	April 30, 2021	$0.890
July 2, 2021	July 15, 2021	August 2, 2021	$0.625
October 4, 2021	October 15, 2021	November 1, 2021	$0.625
January 4, 2022	January 15, 2022	January 31, 2022	$0.625
April 5, 2022	April 15, 2022	May 2, 2022	$0.625

Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

NOTE 15 — SHARE-BASED COMPENSATION

During the six months ended June 30, 2022, the Compensation Committee of our Board of Directors approved the grant of 128,574 shares of Restricted Stock Units ("RSUs") and 339,227 shares of Performance Stock Units ("PSUs") to certain directors, officers and employees of the Company under the 2020 Omnibus Incentive Plan. The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the RSUs and PSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period.

The Company recognized total RSU compensation expense of $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.5 for the six months ended June 30, 2022 and 2021, respectively. The Company recognized total PSU compensation expense of $0.3 million for both the three and six months ended June 30, 2022. There were no PSUs granted prior to 2022, therefore there was no PSU expense in 2021.

As of June 30, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.8 million, which is expected to be recognized over a weighted average period of 1.8 years. As of June 30, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $3.8 million, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes our RSUs and PSUs that were granted and vested during the six months ended June 30, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2021	309,292	$9.71	—	$—
Granted	128,574	11.82	339,227	12.14
Vested - issued	(90,649)	9.24	—	—
Vested - unissued	(37,324)	13.16	—	—
Unvested units as of June 30, 2022	309,893	$10.31	339,227	$12.14

NOTE 16 — FAIR VALUE INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. Based upon current borrowing rates with similar maturities, which are Level 2 fair value inputs, the carrying value of lines of credit, long-term debt, and the guaranteed purchase obligations approximate the fair value as of June 30, 2022 and December 31, 2021.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-out liability that the Company may be required to pay in conjunction with the acquisitions upon the achievement of certain performance milestones. The earn-out for the acquisitions is measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Income (Loss).

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of June 30, 2022 and December 31, 2021, which was presented in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets (amounts in millions):

	June 30, 2022
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$2.9

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$2.8

The following is a summary of changes to Level 3 instruments as of June 30, 2022 and December 31, 2021 (amounts in millions):

Contingent Consideration
Balance, January 1, 2021	$1.8
Acquisition of Ginop	0.9
Change in fair value	0.1
Balance, December 31, 2021	$2.8
Changes in fair value	0.1
Balance, June 30, 2022	$2.9

NOTE 17 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired by segment from the 2021 acquisitions (amounts in millions):

	Material Handling	Construction	Total
Cash	$0.5	$1.2	$1.7
Accounts receivable, net of allowances	0.9	7.8	8.7
Inventories, net	0.6	28.2	28.8
Prepaid expenses and other current assets	0.4	0.6	1.0
Rental fleet, net	—	13.1	13.1
Property and equipment, net	0.6	3.0	3.6
Other intangible assets, net	0.9	19.0	19.9
Goodwill	1.5	19.6	21.1
Total Assets	$5.4	$92.5	$97.9

Floor plan payable	—	(17.1)	(17.1)
Accounts payable	(0.3)	(4.7)	(5.0)
Accrued expenses	(0.1)	(2.7)	(2.8)
Customer deposits	(0.3)	(1.5)	(1.8)
Other current liabilities	(0.9)	—	(0.9)
Deferred tax liability	—	(3.7)	(3.7)
Other liabilities	—	(0.7)	(0.7)
Total liabilities	$(1.6)	$(30.4)	$(32.0)

Net Assets Acquired	$3.8	$62.1	$65.9

Assets acquired net of cash	$3.3	$60.9	$64.2

During 2022, we have had purchase price accounting adjustments related to 2021 acquisitions which were not significant individually or in the aggregate. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired." We describe our 2021 acquisitions in more detail in Note 20 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia as well as the New England region (including Boston) of the United States. As of June 30, 2022, the Material Handling segment included the ScottTech and Baron acquisitions and their related results for the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, Florida and the New England region (including Boston) of the United States. As of June 30, 2022 the Construction Equipment segment includes the Gibson, Midwest Mine, Ambrose, and Ginop acquisitions and their related results for the quarter.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. Corporate incurs expenses associated with compensation (including share-based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and the Company’s income tax provision.

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2022 (amounts in millions):

	Three Months Ended June 30, 2022
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$72.1	$145.2	$—	$217.3
Parts sales	20.1	38.2	—	58.3
Service revenue	26.9	24.8	—	51.7
Rental revenue	14.2	29.4	—	43.6
Rental equipment sales	2.2	33.4	—	35.6
Total revenues	$135.5	$271.0	$—	$406.5
Interest expense	2.6	3.8	0.4	6.8
Depreciation and amortization	6.1	21.2	—	27.3
Income (loss) before taxes	4.9	6.3	(4.6)	6.6

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2022 (amounts in millions):

	Six Months Ended June 30, 2022
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$139.0	$229.9	$—	$368.9
Parts sales	39.3	72.4	—	111.7
Service revenue	53.6	46.3	—	99.9
Rental revenue	27.0	54.3	—	81.3
Rental equipment sales	2.2	74.2	—	76.4
Total revenues	$261.1	$477.1	$—	$738.2
Interest expense	4.9	7.3	0.7	12.9
Depreciation and amortization	11.4	40.1	—	51.5
Income (loss) before taxes	8.9	4.2	(7.7)	5.4

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2021 (amounts in millions):

	Three Months Ended June 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$60.1	$71.9	$—	$132.0
Parts sales	15.7	28.4	—	44.1
Service revenue	24.1	18.3	—	42.4
Rental revenue	11.4	26.8	—	38.2
Rental equipment sales	0.3	35.7	—	36.0
Total revenues	$111.6	$181.1	$—	$292.7
Interest expense	2.0	3.7	0.3	6.0
Depreciation and amortization	4.6	19.3	—	23.9
Income (loss) before taxes	1.9	(1.7)	(14.9)	(14.7)

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2021 (amounts in millions):

	Six Months Ended June 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$117.5	$138.3	$—	$255.8
Parts sales	30.9	54.6	—	85.5
Service revenue	46.7	34.4	—	81.1
Rental revenue	22.5	48.8	—	71.3
Rental equipment sales	0.8	67.0	—	67.8
Total revenues	$218.4	$343.1	$—	$561.5
Interest expense	4.2	6.8	0.8	11.8
Depreciation and amortization	9.2	36.1	—	45.3
Income (loss) before taxes	3.2	(5.0)	(18.1)	(19.9)

The following table presents the Company’s identified assets by reportable segment as of June 30, 2022 and December 31, 2021 (amounts in millions):

	June 30, 2022	December 31, 2021
Segment assets:
Material handling	$360.0	$325.1
Construction equipment	705.3	655.8
Corporate	5.8	1.7
Total assets	$1,071.1	$982.6

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, after giving effect to all potential dilutive equity awards outstanding during the period. We include all common shares granted under our share-based compensation plan which remain unvested (RSUs and PSUs), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 were calculated as follows (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per share
Net income (loss)	$5.4	$(15.8)	$3.4	$(21.5)
Basic weighted average common shares outstanding	31,933,032	32,403,151	32,147,015	31,204,239
Basic net income (loss) per share of common stock	$0.17	$(0.49)	$0.11	$(0.69)
Diluted income (loss) per share
Net income (loss)	$5.4	$(15.8)	$3.4	$(21.5)
Basic weighted average common shares outstanding	31,933,032	32,403,151	32,147,015	31,204,239
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	218,480	150,375	220,795	140,278
Diluted weighted average common shares outstanding	32,151,512	32,553,526	32,367,810	31,344,518
Diluted net income (loss) per share of common stock	$0.17	$(0.49)	$0.11	$(0.69)

NOTE 20 — SUBSEQUENT EVENTS

On July 6, 2022 the Company Board of Directors (the “Board”) approved the initiation of a regular quarterly cash dividend for each of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“common stock”). The common stock dividend is $0.057 per share, or approximately $0.23 per share on an annualized basis. The first common stock dividend will be payable on August 31st, 2022 to shareholders of record as of August 15th, 2022. The continuation of future cash dividends will be determined by the Board, at its sole discretion, after review of the Company’s financial performance and other factors, and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

In addition to its approval of the common stock dividend detailed above, on July 6, 2022 the Company's Board approved a share repurchase program authorizing Alta to repurchase shares of its common stock for an aggregate purchase price of not more than $12.5 million. The share repurchase program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, the Company intends to repurchase shares of its common stock from time-to-time in the open market or by negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on market conditions, cash reserves, cash flow and the balancing of uses of cash for operations, growth, and share repurchase. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. No limit was placed on the duration of the repurchase program. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

On July 29, 2022 the Company acquired the stock of Yale Industrial Trucks Inc. ("YIT"), a privately held Canadian equipment distributor with locations in Ontario and Quebec. YIT generated approximately $46.6 million in revenue and adjusted EBITDA of $9.4 million in the trailing twelve months through May 2022. The implied enterprise value of the acquisition is estimated to be approximately $33.5 million, subject to post-closing purchase price adjustments.

In connection with the acquisition of the stock of YIT, on July 6, 2022 the Company amended its Sixth Amended and Restated ABL First Lien Credit Agreement along with its Sixth Amended and Restated Floor Plan First Lien Credit Agreement, both dated April 1, 2021, by and between the Company and other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. The amendment, among other things, (i) exercised $80 million of the $150 million accordion function included in the Company’s asset-based revolving line of credit increasing borrowing capacity from $350 million to $430 million, which includes a $35 million Canadian-denominated sublimit facility; and (ii) increased the maximum borrowing capacity of its revolving floor plan facility by $10 million from $50 million to $60 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

Strategic Acquisitions - 2020 and 2021

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long-term will be accretive to our financial performance. Post the Company’s initial public offering, in 2020 and 2021 we successfully completed 11 strategic acquisitions which added over $300 million of revenue on an annualized basis. The acquisitions, both individually and in the aggregate, strengthened our business from a financial and operational perspective. We are adept at efficiently and effectively integrating acquisition targets on to our enterprise resource platform, which allows for management and operational synergies across business segments and our large branch network. To that end, in the second quarter, we successfully integrated the Vantage, Gibson, and Ambrose acquisitions onto our enterprise resource platform. See Note 17, Business Combinations, for information on our acquisitions in 2021.

E-Mobility

With our existing expertise in sales and service of electrified equipment in our existing business segments, in particular material handling, we have elected to pursue the strategic opportunity to leverage our knowledge to meet the growing demand for commercial electric vehicles and deliver world-class service to commercial electric vehicle customers within our existing territories. Accordingly, in August 2021, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets. More recently, we were named the authorized dealer for Nikola in Arizona as well. We view this opportunity as an accretive way to enter the class 8 truck market by leveraging our existing intellectual property, customer base and physical infrastructure.

COVID-19

While there were no material adverse impacts on the Company's results of operations for the three and six months ended June 30, 2022 and 2021 from COVID-19, the potential future emergence of additional variant strains of COVID-19 remains and how those variant strains would impact the macroeconomic environment and our business is uncertain. Currently, our business is experiencing “recovery-related” supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead-times from OEMs for new equipment has been pushed beyond historic norms. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to source used equipment will help mitigate the impact of the current supply-chain disruptions we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing could impact our financial results adversely.

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

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being holding companies, the Corporate entities also hold compensation (including share-based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and the Company’s income tax provision.

Financial Statement Overview

Our revenues are primarily derived from sale or rental of equipment and product support (e.g. parts and service) related activities, and consist of:

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

Equipment Rentals. We rent heavy construction, aerial, material handling, and compact equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $464.2 million as of June 30, 2022. The original acquisition cost of our rental fleet excludes the $9.9 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

Principal Costs and Expenses

Our cost of revenues are primarily related to the cost associated with the sale or rental of equipment and product support activities, which includes direct labor costs for our skilled technicians. Our operating expenses consist principally of general and administrative (“G&A”) expenses, which primarily includes personnel costs associated with our sales and administrative staff and expenses associated with the deployment of our service vehicle fleet and occupancy expenses. In addition, we have interest expense related to our floorplan payables, finance leases, line of credit and secured second lien notes. These principal costs and expenses are described further below:

New Equipment Sales. Cost of new equipment sold primarily consists of the equipment cost of the new equipment that is sold, net of any amount of credit given to the customer from trade-ins of used equipment.

Used Equipment Sales. Cost of used equipment sold consists of the net book value, or cost, of used equipment we purchase from third parties or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions.

Parts Sales. Cost of parts sales represents consists of the net book value, or cost, of parts used in the maintenance and repair of customer-owned equipment we service or parts sold directly to customers for their owned equipment (e.g. over-the-counter parts).

Services Revenue. Cost of services revenues represents, primarily, the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment.

Rental Revenue. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of repairing and maintaining our rental equipment and other miscellaneous costs of owning rental equipment. Other rental expenses consist primarily of equipment support activities that we provide our customers in connection with renting equipment, such as freight services, damage waiver policies, environmental fees and other recovery fees.

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. See Note 2 to the audited consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K, for information on our rental equipment depreciation methods.

Rental Equipment Sales. Cost of previously rented equipment sold consists of the net book value (i.e. net of accumulated depreciation) of rental equipment sold from our rental fleet.

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

Other Income (Expense). This section of the income statement is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, our second lien secured notes, and our finance lease arrangements. Also included in this section of the financials are non-recurring costs, in particular expenses associated with the extinguishment of debt in 2021.

Results of Operations (amounts in millions unless otherwise noted)

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Consolidated Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$217.3	$132.0	$85.3	64.6%	$368.9	$255.8	$113.1	44.2%
Parts sales	58.3	44.1	14.2	32.2%	111.7	85.5	26.2	30.6%
Service revenue	51.7	42.4	9.3	21.9%	99.9	81.1	18.8	23.2%
Rental revenue	43.6	38.2	5.4	14.1%	81.3	71.3	10.0	14.0%
Rental equipment sales	35.6	36.0	(0.4)	(1.1)%	76.4	67.8	8.6	12.7%
Total revenues	$406.5	$292.7	$113.8	38.9%	$738.2	$561.5	$176.7	31.5%

Cost of revenues:
New and used equipment sales	$182.2	$112.5	$69.7	62.0%	$306.1	$219.0	$87.1	39.8%
Parts sales	40.0	30.6	9.4	30.7%	76.7	59.3	17.4	29.3%
Service revenue	21.9	16.4	5.5	33.5%	42.0	30.9	11.1	35.9%
Rental revenue	5.4	5.2	0.2	3.8%	10.8	10.7	0.1	0.9%
Rental depreciation	23.3	21.3	2.0	9.4%	43.6	40.7	2.9	7.1%
Rental equipment sales	27.9	29.8	(1.9)	(6.4)%	61.8	56.7	5.1	9.0%
Cost of revenues	$300.7	$215.8	$84.9	39.3%	$541.0	$417.3	$123.7	29.6%

Gross profit	$105.8	$76.9	$28.9	37.6%	$197.2	$144.2	$53.0	36.8%

General and administrative expenses	$88.8	$71.1	$17.7	24.9%	$171.7	$135.9	$35.8	26.3%
Depreciation and amortization expense	4.0	2.6	1.4	53.8%	7.9	4.6	3.3	71.7%
Total general and administrative expenses	$92.8	$73.7	$19.1	25.9%	$179.6	$140.5	$39.1	27.8%

Income from operations	$13.0	$3.2	$9.8	306.3%	$17.6	$3.7	$13.9	375.7%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.5)	$(0.5)	$—	—	$(0.8)	$(1.0)	$0.2	(20.0)%
Interest expense – other	(6.3)	(5.5)	(0.8)	14.5%	(12.1)	(10.8)	(1.3)	12.0%
Other income	0.4	—	0.4	100.0%	0.7	0.1	0.6	600.0%
Loss on extinguishment of debt	—	(11.9)	11.9	(100.0)%	—	(11.9)	11.9	(100.0)%
Total other expense	$(6.4)	$(17.9)	$11.5	(64.2)%	$(12.2)	$(23.6)	$11.4	(48.3)%

Income (loss) before taxes	$6.6	$(14.7)	$21.3	(144.9)%	$5.4	$(19.9)	$25.3	(127.1)%

Income tax provision	0.5	—	0.5	100.0%	0.5	0.5	—	—
Net income (loss)	$6.1	$(14.7)	$20.8	(141.5)%	$4.9	$(20.4)	$25.3	(124.0)%

Preferred stock dividends	(0.7)	(1.1)	0.4	(36.4)%	(1.5)	(1.1)	(0.4)	36.4%
Net income (loss) available to common shareholders	$5.4	$(15.8)	$21.2	(134.2)%	$3.4	$(21.5)	$24.9	(115.8)%

	Percent of Revenue		Percent of Revenue
Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	53.5%	45.1%	50.0%	45.6%
Parts sales	14.3%	15.1%	15.1%	15.2%
Service revenue	12.7%	14.5%	13.5%	14.4%
Rental revenue	10.7%	13.0%	11.0%	12.7%
Rental equipment sales	8.8%	12.3%	10.4%	12.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	44.8%	38.4%	41.4%	39.0%
Parts sales	9.9%	10.4%	10.4%	10.6%
Service revenue	5.4%	5.6%	5.7%	5.5%
Rental revenue	1.3%	1.8%	1.5%	1.9%
Rental depreciation	5.7%	7.3%	5.9%	7.2%
Rental equipment sales	6.9%	10.2%	8.4%	10.1%
Cost of revenues	74.0%	73.7%	73.3%	74.3%

Gross profit	26.0%	26.3%	26.7%	25.7%

Revenues: Consolidated revenues increased by $113.8 million, or 38.9%, to $406.5 million for the three months ended June 30, 2022 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, a favorable business climate for our equipment and services, price increases, and our ability to grow on an organic basis. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, thereby including only the results of the entities that appear fully in both periods, new and used equipment sales increased 45.1% over the same period last year as market demand for equipment remains high and we were able to take delivery of more new equipment, relative to last year in the same period, from our suppliers to take advantage of the high demand for equipment. Lead time delays on new equipment continue to limit our ability for even greater new equipment throughput, resulting in large sales order backlogs. Organic parts sales and service revenue increased by 17.0% and 7.8%, respectively, over the same period last year. Similarly, rental revenue exhibited growth on an organic basis of 10.2% period over period as physical utilization trends improve and rental rates have increased amidst industry-wide delays in new equipment deliveries. Lastly, rental equipment sales decreased organically by 9.9% over the prior year as we actively manage our ability to rent fleet amid periods of high rental demand, while remaining opportunistic on fleet sales to meet the strong demand for lightly used equipment given new equipment supply chain constraints. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and drive profitability in our high margin product support departments.

Consolidated revenues increased by $176.7 million, or 31.5%, to $738.2 million for the six months ended June 30, 2022 as compared to the same period last year. Organic sales growth in the six months ended June 30, 2022 reached 18.4% compared to the same period last year.

Gross profit (GP):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.2%	14.8%	1.4%	17.0%	14.4%	2.6%
Parts sales	31.4%	30.6%	0.8%	31.3%	30.6%	0.7%
Service revenue	57.6%	61.3%	(3.7)%	58.0%	61.9%	(3.9)%
Rental revenue	34.2%	30.6%	3.6%	33.1%	27.9%	5.2%
Rental equipment sales	21.6%	17.2%	4.4%	19.1%	16.4%	2.7%

Consolidated gross profit	26.0%	26.3%	(0.3)%	26.7%	25.7%	1.0%

The consolidated gross profit for the three months ended June 30, 2022 was 26.0%, a 0.3% decrease from the 26.3% for the same period in 2021. Given the high amount of new and used equipment sales in the quarter, this overall decrease in gross profit margin was largely related to our revenue mix shifting to lower profit equipment sales versus our higher profit revenue streams on a relative basis period over period. New and used equipment sales, as well as rental equipment sales, margins improved in the second quarter compared to the same time last year as retail pricing levels improved and our Material Handling segment’s design and build business, which realizes higher gross margins than traditional lift truck sales, continues to grow. We realized an increase in rental revenue gross margin in the second quarter of 2022, largely as a result improved physical utilization of the rental fleet and a favorable rental rate environment. Additionally, parts sales gross margins improved modestly while service gross margins reduced, partially due to a year-over-year labor cost allocation change in our Material Handling segment, described further in our segment-based discussion and analysis.

The consolidated gross profit for the six months ended June 30, 2022 was 26.7%, a 1.0% increase from the 25.7% for the same period in 2021

General and Administrative expenses: Consolidated general and administrative (G&A) expenses increased by $19.1 million to $92.8 million for the three months ended June 30, 2022 compared to the same period last year. This increase was mainly driven by the full period impact from our 2021 acquisitions as well as an increases in operating input costs, such as fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales period over period. Further, employment costs such as wages and benefits increased due to the inflationary environment, a rise in self-insured healthcare costs, and overall growth in our employee headcount.

Consolidated general and administrative (G&A) expenses increased by $39.1 million to $179.6 million for the six months ended June 30, 2022 compared to the same period last year.

Other (expense) income: Consolidated other expense for the three months ended June 30, 2022 was $6.4 million compared to $17.9 million for the same period in 2021. The decrease is primarily due to the loss on debt extinguishment in the second quarter of 2021 of $11.9 million.

Consolidated other expense for the six months ended June 30, 2022 was $12.2 million compared to $23.6 million for the same period in 2021. The decrease is primarily due to the loss on debt extinguishment in the second quarter of 2021 of $11.9 million.

Provision for income taxes: The Company recorded an income tax provision of $0.5 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively, primarily driven by profitability in the current year that cannot be fully offset with net operating losses.

The Company recorded an income tax provision of $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to income in the current year that cannot be fully offset with net operating losses and establishing a full valuation allowance against the deferred tax asset in the prior year.

Material Handling Results:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$72.1	$60.1	$12.0	20.0%	$139.0	$117.5	$21.5	18.3%
Parts sales	20.1	15.7	4.4	28.0%	39.3	30.9	8.4	27.2%
Service revenue	26.9	24.1	2.8	11.6%	53.6	46.7	6.9	14.8%
Rental revenue	14.2	11.4	2.8	24.6%	27.0	22.5	4.5	20.0%
Rental equipment sales	2.2	0.3	1.9	633.3%	2.2	0.8	1.4	175.0%
Total revenues	$135.5	$111.6	$23.9	21.4%	$261.1	$218.4	$42.7	19.6%

Cost of revenues:
New and used equipment sales	$55.9	$48.0	$7.9	16.5%	$108.4	$95.0	$13.4	14.1%
Parts sales	12.7	10.1	2.6	25.7%	24.6	20.0	4.6	23.0%
Service revenue	11.8	9.0	2.8	31.1%	22.5	17.1	5.4	31.6%
Rental revenue	1.3	1.5	(0.2)	(13.3)%	2.7	3.2	(0.5)	(15.6)%
Rental depreciation	4.2	3.4	0.8	23.5%	8.0	7.0	1.0	14.3%
Rental equipment sales	1.4	0.2	1.2	600.0%	1.4	0.6	0.8	133.3%
Cost of revenues	$87.3	$72.2	$15.1	20.9%	$167.6	$142.9	$24.7	17.3%

Gross profit	$48.2	$39.4	$8.8	22.3%	$93.5	$75.5	$18.0	23.8%

General and administrative expenses	$39.9	$35.0	$4.9	14.0%	$78.5	$67.4	$11.1	16.5%
Depreciation and amortization expense	1.9	1.2	0.7	58.3%	3.4	2.2	1.2	54.5%
Total general and administrative expenses	$41.8	$36.2	$5.6	15.5%	$81.9	$69.6	$12.3	17.7%

Income from operations	$6.4	$3.2	$3.2	100.0%	$11.6	$5.9	$5.7	96.6%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.3)	$(0.2)	$(0.1)	50.0%	$(0.4)	$(0.4)	$—	—
Interest expense – other	(2.3)	(1.8)	(0.5)	27.8%	(4.5)	(3.8)	(0.7)	18.4%
Other income	1.1	0.7	0.4	57.1%	2.2	1.5	0.7	46.7%
Total other expense	$(1.5)	$(1.3)	$(0.2)	15.4%	$(2.7)	$(2.7)	$—	—

Net income	$4.9	$1.9	$3.0	157.9%	$8.9	$3.2	$5.7	178.1%

	Percent of Revenue		Percent of Revenue
Material Handling	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	53.2%	53.8%	53.2%	53.8%
Parts sales	14.8%	14.1%	15.1%	14.1%
Service revenue	19.9%	21.6%	20.5%	21.4%
Rental revenue	10.5%	10.2%	10.3%	10.3%
Rental equipment sales	1.6%	0.3%	0.9%	0.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	41.2%	43.0%	41.6%	43.4%
Parts sales	9.4%	9.1%	9.4%	9.2%
Service revenue	8.7%	8.1%	8.6%	7.8%
Rental revenue	1.0%	1.3%	1.0%	1.5%
Rental depreciation	3.1%	3.0%	3.1%	3.2%
Rental equipment sales	1.0%	0.2%	0.5%	0.3%
Cost of revenues	64.4%	64.7%	64.2%	65.4%

Gross profit	35.6%	35.3%	35.8%	34.6%
Revenues: Material Handling segment revenues increased by $23.9 million to $135.5 million for the three months ended June 30, 2022 as compared to the same period last year. Overall, organic revenue streams were up 19.8%. Despite supply chain delays, organic new and used equipment sales increased 21.9%. Additionally, organic aftermarket parts and service revenues increased 15.9%, and rental revenue increased 25.3% from the same period last year. Positive market conditions helped to influence a year over year improvement in rental fleet utilization, and an elevated pricing environment had a compounding effect on sales growth in the period.

Material Handling segment revenues increased by $42.7 million to $261.1 million for the six months ended June 30, 2022 as compared to the same period last year.

Gross profit (GP):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	22.5%	20.1%	2.4%	22.0%	19.1%	2.9%
Parts sales	36.8%	35.7%	1.1%	37.4%	35.3%	2.1%
Service revenue	56.1%	62.7%	(6.6)%	58.0%	63.4%	(5.4)%
Rental revenue	61.3%	57.0%	4.3%	60.4%	54.7%	5.7%
Rental equipment sales	36.4%	33.3%	3.1%	36.4%	25.0%	11.4%

Segment gross profit	35.6%	35.3%	0.3%	35.8%	34.6%	1.2%

Material Handling gross profit for the three months ended June 30, 2022 increased 0.3% to 35.6% compared to the same period in 2021. We realized improved new and used equipment gross margin in the second quarter of 2022 when compared to the same period in 2021 as retail pricing for equipment has strengthened amid increased demand for equipment and a dearth of new supply. Also driving the increase in new and used equipment gross margin is a continued shift in revenue mix to our PeakLogix design and build solutions business which realizes higher gross margins than our legacy lift truck business. We also realized an increase in rental revenue gross margin in the second quarter of 2022 as cost of revenues decreased and rental rates for material handling equipment continued to strengthen amid increased demand for equipment and the lack of new supply. Service revenue gross profit margins decreased by 6.6% while the parts sales gross profit margins increased by 1.1% in the second quarter of 2022 compared to the same period in 2021. The service margin declines in the Material Handling segment can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor is properly allocated for this quarter and will continue to be going forward.

Material Handling gross profit for the six months ended June 30, 2022 increased 1.2% to 35.8% compared to the same period in 2021.

General and administrative expenses: Material Handling general and administrative (G&A) expenses increased by $5.6 million to $41.8 million for the three months ended June 30, 2022 as compared to the same period last year. This increase was mainly driven by the full period impact from the 2021 acquisition of Baron in September of 2021, as well as an increase in operating input costs, such as vehicle fuel, and an increase in personnel costs such as wages, sales commissions and bonuses, and employer-sponsored benefits alongside growth in employee headcounts into the segment overall.

Material Handling general and administrative (G&A) expenses increased by $12.3 million to $81.9 million for the six months ended June 30, 2022 as compared to the same period last year.

Other (expense) income: Material Handling other expense increased by $0.2 to $1.5 million for the three months ended June 30, 2022 as compared to the same period last year.

Material Handling other expense stayed at $2.7 million for the six months ended June 30, 2022 as compared to the same period last year.

Construction Equipment Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$145.2	$71.9	$73.3	101.9%	$229.9	$138.3	$91.6	66.2%
Parts sales	38.2	28.4	9.8	34.5%	72.4	54.6	17.8	32.6%
Service revenue	24.8	18.3	6.5	35.5%	46.3	34.4	11.9	34.6%
Rental revenue	29.4	26.8	2.6	9.7%	54.3	48.8	5.5	11.3%
Rental equipment sales	33.4	35.7	(2.3)	(6.4)%	74.2	67.0	7.2	10.7%
Total revenues	$271.0	$181.1	$89.9	49.6%	$477.1	$343.1	$134.0	39.1%

Cost of revenues:
New and used equipment sales	$126.3	$64.5	$61.8	95.8%	$197.7	$124.0	$73.7	59.4%
Parts sales	27.3	20.5	6.8	33.2%	52.1	39.3	12.8	32.6%
Service revenue	10.1	7.4	2.7	36.5%	19.5	13.8	5.7	41.3%
Rental revenue	4.1	3.7	0.4	10.8%	8.1	7.5	0.6	8.0%
Rental depreciation	19.1	17.9	1.2	6.7%	35.6	33.7	1.9	5.6%
Rental equipment sales	26.5	29.6	(3.1)	(10.5)%	60.4	56.1	4.3	7.7%
Cost of revenues	$213.4	$143.6	$69.8	48.6%	$373.4	$274.4	$99.0	36.1%

Gross profit	$57.6	$37.5	$20.1	53.6%	$103.7	$68.7	$35.0	50.9%

General and administrative expenses	$44.6	33.4	$11.2	33.5%	$86.1	$63.1	$23.0	36.5%
Depreciation and amortization expense	2.1	1.4	0.7	50.0%	4.5	2.4	2.1	87.5%
Total general and administrative expenses	$46.7	$34.8	$11.9	34.2%	$90.6	$65.5	$25.1	38.3%

Income from operations	$10.9	$2.7	$8.2	303.7%	$13.1	$3.2	$9.9	309.4%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.2)	$(0.4)	$0.2	(50.0)%	$(0.4)	$(0.7)	$0.3	(42.9)%
Interest expense – other	(3.6)	(3.3)	(0.3)	9.1%	(6.9)	(6.1)	(0.8)	13.1%
Other expense	(0.8)	(0.7)	(0.1)	14.3%	(1.6)	(1.4)	(0.2)	14.3%
Total other expense	$(4.6)	$(4.4)	$(0.2)	4.5%	$(8.9)	$(8.2)	$(0.7)	8.5%

Net income (loss)	$6.3	$(1.7)	$8.0	(470.6)%	$4.2	$(5.0)	$9.2	(184.0)%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	53.6%	39.7%	48.2%	40.3%
Parts sales	14.1%	15.7%	15.2%	15.9%
Service revenue	9.2%	10.1%	9.7%	10.0%
Rental revenue	10.8%	14.8%	11.4%	14.2%
Rental equipment sales	12.3%	19.7%	15.5%	19.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	46.6%	35.6%	41.4%	36.1%
Parts sales	10.1%	11.3%	10.9%	11.5%
Service revenue	3.7%	4.1%	4.1%	4.0%
Rental revenue	1.5%	2.0%	1.7%	2.2%
Rental depreciation and amortization	7.0%	10.0%	7.5%	9.8%
Rental equipment sales	9.8%	16.3%	12.7%	16.4%
Cost of revenues	78.7%	79.3%	78.3%	80.0%

Gross profit	21.3%	20.7%	21.7%	20.0%

Revenues: Construction Equipment segment revenues increased by $89.9 million to $271.0 million for the three months ended June 30, 2022 as compared to the same period last year. This increase was mainly attributable to the full period results from the Ginop, Ambrose, Midwest Mine, and Gibson acquisitions that occurred throughout the second half of 2021. On an organic basis, new and used equipment sales increased 64.4% over the same period last year as market demand for equipment remains high while we were able to take delivery of more new equipment relative to the same period last year. Parts and service revenues increased 9.6% on an organic basis when compared to the same period last year primarily based on higher counter parts sales and a growing technician headcount. Rental revenue has increased 3.8% on an organic basis when compared to the prior year, and rental equipment sales declined 9.1% organically as we strategically balance the decision to retain fleet to benefit from the elevated rental rate environment but still accommodate sales into our territories to bolster field population for longer term returns in our product support departments. Our rental department experienced improvements in both physical utilization and rental rates from the same time a year ago, and demand remained high for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment.

Construction Equipment segment revenues increased by $134.0 million to $477.1 million for the six months ended June 30, 2022 as compared to the same period last year.

Gross profit (GP):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	13.0%	10.3%	2.7%	14.0%	10.3%	3.7%
Parts sales	28.5%	27.8%	0.7%	28.0%	28.0%	—
Service revenue	59.3%	59.6%	(0.3)%	57.9%	59.9%	(2.0)%
Rental revenue	21.1%	19.4%	1.7%	19.5%	15.6%	3.9%
Rental equipment sales	20.7%	17.1%	3.6%	18.6%	16.3%	2.3%

Segment gross profit	21.3%	20.7%	0.6%	21.7%	20.0%	1.7%

Construction Equipment gross profit increased by 0.6% to 21.3% in the three months ended June 30, 2022 from 20.7% in the same period in 2021. New and used equipment sales margins as well as rental equipment sales margins improved compared to the same period in 2021 amidst a supply-constrained marketplace causing retail prices to rise. Parts sales margins improved 0.7% in the second quarter of 2022 compared to the same period in 2021. Service revenue margins were 59.3% in the second quarter of 2022, in line with the same period last year. Rental revenue gross margins improved amid strengthening physical utilization and a positive rental rate environment.

Construction Equipment gross profit increased by 1.7% to 21.7% in the six months ended June 30, 2022 from 20.0% in the same period in 2021.

General and Administrative expenses: Construction Equipment general and administrative (G&A) expenses increased by $11.9 million to $46.7 million for the three months ended June 30, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Ginop, Ambrose, Midwest Mine and Gibson throughout the second half of 2021. Beyond the influence of the acquisitions, we experienced increases in operating input costs, such as fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures, which supported the large increase in new and used equipment sales for the quarter. Additionally, we realized increases in personnel costs such as wages, sales commissions and bonuses, and employer-sponsored benefits, a result of inflationary factors and general headcount increases in the segment.

Construction Equipment general and administrative (G&A) expenses increased by $25.1 million to $90.6 million for the six months ended June 30, 2022 as compared to the same period in 2021.

Other (expense) income: Construction Equipment other expense increased by $0.2 million to $4.6 million for the three months ended June 30, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly due to the interest expense related to the 2021 acquisitions, as the acquisitions were largely financed through our line of credit and floorplan financing facilities.

Construction Equipment other expense increased by $0.7 million to $8.9 million for the six months ended June 30, 2022 as compared to the same period in 2021.

Liquidity and Capital Resources

Six months ended June 30, 2022 compared with six months ended June 30, 2021 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2022, operating activities resulted in net cash provided by operations of $3.4 million. Our reported net income of $4.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share-based compensation, provided net cash inflows of $47.9 million. Changes in working capital included $131.7 million of net new inventory purchased, and a $30.7 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $76.4 million due to proceeds from the sale of rental equipment, $31.7 million in net inflows related to manufacturer floor plans and a $16.7 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities and unfavorably impacted by $6.9 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

For the six months ended June 30, 2021, operating activities resulted in net cash provided by operations of $10.2 million. Our reported net loss of $20.4 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, loss on debt extinguishment, and share-based compensation, provided net cash inflows of $30.4 million. Changes in working capital included a $85.6 million increase in inventories, a $18.6 million increase in accounts receivable, a $19.2 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities, and $6.0 million net increase on manufacturer floor plans payable. Cash flows from operating activities were favorably impacted by a $67.8 million change in proceeds from the sale of rental equipment, and unfavorably impacted by a net $9.0 million change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the six months ended June 30, 2022, our cash used in investing activities was $37.4 million. This was mainly due to $35.9 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets and $1.5 million use of cash for adjustments to the recent Ambrose and Gibson acquisitions purchase prices.

For the six months ended June 30, 2021, our cash used in investing activities was $28.8 million. This was mainly due to $26.2 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets and $2.6 million use of cash for the ScottTech acquisition and Howell working capital adjustment.

Cash Flow from Financing Activities. For the six months ended June 30, 2022, cash provided by financing activities was $32.2 million. The favorable impact was mainly due to $24.9 million of net proceeds under our lines of credits and net proceeds of $12.1 million related to floor plans with an unaffiliated source (i.e. a non-vendor). This was partially offset by $1.6 million payments on finance lease obligations, $1.5 million related to preferred dividend payments and $1.7 million related to other financing activities.

For the six months ended June 30, 2021, cash provided by financing activities was $19.2 million. The favorable impact was mainly due to $310.2 million net proceeds from the Notes issuance partially offset by $153.1 million payments related to the extinguishment of term loan, $126.2 million of net payments under our lines of credits, $5.4 million payments related to floor plans with an unaffiliated source (i.e. a non-vendor), $2.6 million payments on long-term debt and finance lease obligations, $2.1 million payments related to preferred dividend and promissory note, and $1.6 million of payments related to debt issuance costs.

Sources of Liquidity

The Company reported $0.5 million in cash for the six months ended June 30, 2022. As of June 30, 2022, we had $327.0 million of available borrowings under the revolving line of credit and floor plans.

Senior Secured Second Lien Notes

On April 1, 2021, the Company completed a private offering of $315.0 million of its 5.625% Notes due 2026. The Notes were offered and sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers. The Notes are guaranteed by the guarantors on a second lien, senior secured basis. The Notes were issued pursuant to an indenture dated April 1, 2021 among the Company, the guarantors and Wilmington Trust, National Association, as trustee and as collateral agent. The Notes mature on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. As of June 30, 2022, outstanding borrowings under the Notes were $310.4 million, which included $4.6 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Line of Credit and First Lien Floor Plan Facility

Effective April 1, 2021, the Company amended and restated its credit facility with its first lien lender by entering into the Sixth Amended and Restated ABL First Lien Credit Agreement (“Amended and Restated Credit Agreement” and the revolving line of credit facility thereunder, the “ABL Facility”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. The ABL Facility are supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The ABL Facility, which is collateralized by substantially all assets of the Company, has a maximum borrowing capacity of $350.0 million, subject to the borrowing base limitation in the Amended and Restated Credit Agreement, and interest cost is the SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes remain outstanding as of December 1, 2025. As of June 30, 2022, the Company had an outstanding ABL Facility balance of $125.6 million, excluding unamortized debt issuance costs.

Effective April 1, 2021, the Company amended and restated its floor plan facility with its first lien lender by entering into the Sixth Amended and Restated Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. The Floor Plan Credit Agreement is an asset-based revolving loan facility related to specific equipment that provides for borrowings of up to the lesser of $50.0 million, as a result of the December 20, 2021 First Amendment to the Amended and Restated Floor Plan Credit Agreement, or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2022, the Company had an outstanding balance on their First Lien Floor Plan Facility of $42.7 million, excluding unamortized debt issuance costs.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

OEM captive lender and suppliers’ floor plans payable are financing arrangements for new and used inventory and rental equipment. We have such arrangements with several OEM captive lenders and suppliers each with borrowing capacities ranging from $0.1 million to $102.0 million. Certain floor plans provide for a five to twelve-month interest only or deferred payment period. In addition, these floor plan agreements provide for interest or principal free terms at the supplier’s discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. The related OEM captive lender floor plans payable is then due and payable at the time the equipment being financed is sold. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $156.0 million and $124.3 million, respectively.

Maximum borrowings under the floor plans and the revolving line of credit are limited to $700.0 million. The total amount outstanding as of June 30, 2022 and December 31, 2021 was $324.3 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.1 million and $2.4 million, respectively.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended June 30, 2022 was approximately $100.2 million, including $69.9 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $76.4 million for the period ended June 30, 2022 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2022, there was $4.9 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between third-party lessees and various third-party leasing companies. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.4 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

Critical accounting policies

In the preparation of condensed consolidated financial statements prepared in conformity with U.S. GAAP, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. Our management, on an ongoing basis, reviews these estimates and assumptions. While we believe the estimates and judgments we use in preparing our condensed consolidated financial statements are appropriate, they are subject to future events and uncertainties regarding their outcome and, therefore, actual results may materially differ from these estimates. Refer to Part I, Item 1, Note 2 of the notes to our condensed consolidated financial statements for disclosures regarding the use of estimates and assumptions.

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

At June 30, 2022 and December 31, 2021, we had $125.6 million and $100.7 million, respectively, outstanding borrowings under the ABL Facility. At June 30, 2022 and December 31, 2021, we had $198.7 million and $154.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of June 30, 2022, based upon the amount of our variable rate debt outstanding, our annual pre-tax earnings would decrease by approximately $2.1 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Lines of Credit and Floor Plans, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have significant exposure to changing interest rates as of June 30, 2022 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022

Refer to Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K for more information on the material weaknesses identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2021. As of June 30, 2022, these material weaknesses have not been fully remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. We are in the process of executing our remediation plan for the material weaknesses, which is described below.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

(1)
For the material weakness over user access and segregation of duties; (i) within our enterprise resource planning (“ERP”) system, we have installed a specific module to assist with the documentation and monitoring of user access and segregation of duties; (ii) a team of resources has been working to customize the module for Alta’s environment and needs; (iii) we will perform detailed testing of the new ERP module once customizations are complete to validate that it is operating as intended; (iv) we will enhance and expand our policies and procedures over the performance of user access reviews and the monitoring of segregation of duties to incorporate the use of the new ERP module; (v) training will be provided to control owners over the new ERP module and the updated policy and procedures documentation.

(2)
For the material weakness over parts inventory; (i) we have enhanced and expanded our policies and procedures over the performance of controls around parts inventory, including cycle counts, receiving, and the monitoring of inventory adjustments; (ii) we have developed and delivered training programs to educate personnel concerning the principles and requirements of each control impacting parts inventory; (iii) we have developed and are in the process of implementing regular management monitoring controls to identify and address any deviations from policies in a timely manner.

(3)
For the material weakness over order-to-cash; (i) we have enhanced and expanded our policies and procedures over the performance of controls around the sales process, across all lines of business; (ii) we have developed and delivered training programs to educate personnel concerning the principles and requirements of each control impacting the sales cycle; (iii) we have developed and are in the process of implementing regular management monitoring controls to identify and address any deviations from policies in a timely manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020)
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

10.11*	Form of Restricted Stock Unit Agreement (Employee).
10.12*	Form of Restricted Stock Unit Agreement (Non-Employee Director)
10.13*	Form of Performance Stock Unit Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: August 9, 2022	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)