Form 10-Q
period 2022-09-30
ALTA EQUIPMENT GROUP INC.
filed 2022-11-09
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 32,194,243 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$2.1	$2.3
Accounts receivable, net of allowances of $13.0 and $10.7 as of September 30, 2022 and December 31, 2021, respectively	213.4	182.7
Inventories, net	338.5	239.2
Prepaid expenses and other current assets	27.9	24.4
Total current assets	$581.9	$448.6

Property and equipment, net	367.3	344.5
Operating lease right-of-use assets, net	104.0	102.6
OTHER ASSETS
Goodwill	$53.8	$41.9
Other intangible assets, net	33.0	43.4
Other assets	2.6	1.6
Total other assets	$89.4	$86.9
TOTAL ASSETS	$1,142.6	$982.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable – new equipment	$160.1	$114.2
Floor plan payable – used and rental equipment	50.1	40.6
Current portion of long-term debt	3.6	2.6
Accounts payable	86.1	73.5
Customer deposits	17.9	16.7
Accrued expenses	53.1	39.3
Current operating lease liabilities	17.8	16.2
Current portion of deferred revenue	19.5	15.2
Other current liabilities	7.0	3.9
Total current liabilities	$415.2	$322.2

LONG-TERM LIABILITIES
Line of credit, net	156.3	98.4
Long-term debt, net of current portion	310.8	310.0
Finance lease obligations, net of current portion	13.4	9.0
Deferred revenue, net of current portion	3.9	4.2
Guaranteed purchase obligations, net of current portion	4.1	5.2
Long-term operating lease liabilities, net of current portion	89.4	88.4
Deferred tax liability	6.9	6.9
Other liabilities	1.9	3.6
TOTAL LIABILITIES	$1,001.9	$847.9
CONTINGENCIES - NOTE 12
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,981,843 and 32,363,376 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	219.3	217.4
Treasury stock at cost, 862,182 and 390,000 shares of common stock held at September 30, 2022 and December 31, 2021, respectively	(5.9)	(5.9)
Accumulated deficit	(70.8)	(76.8)
Accumulated other comprehensive income (loss)	(1.9)	—
TOTAL STOCKHOLDERS’ EQUITY	$140.7	$134.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,142.6	$982.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Revenues:
New and used equipment sales	$210.1	$136.8	$579.0	$392.6
Parts sales	61.8	44.8	173.5	130.3
Service revenue	54.3	41.9	154.2	123.0
Rental revenue	50.2	41.7	131.5	113.0
Rental equipment sales	28.6	29.8	105.0	97.6
Total revenues	$405.0	$295.0	$1,143.2	$856.5
Cost of revenues:
New and used equipment sales	$176.5	$114.3	$482.6	$333.3
Parts sales	40.0	30.5	116.7	89.8
Service revenue	24.3	17.3	66.3	48.2
Rental revenue	5.9	4.6	16.7	15.3
Rental depreciation	25.9	22.2	69.5	62.9
Rental equipment sales	20.8	25.0	82.6	81.7
Cost of revenues	$293.4	$213.9	$834.4	$631.2
Gross profit	$111.6	$81.1	$308.8	$225.3
General and administrative expenses	$94.2	$72.4	$265.9	$208.3
Depreciation and amortization expense	3.7	2.7	11.6	7.3
Total general and administrative expenses	$97.9	$75.1	$277.5	$215.6
Income from operations	$13.7	$6.0	$31.3	$9.7
Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.8)	$(0.4)	$(1.6)	$(1.4)
Interest expense – other	(7.7)	(5.7)	(19.8)	(16.5)
Other income	0.2	0.2	0.9	0.3
Loss on extinguishment of debt	—	—	—	(11.9)
Total other expense	$(8.3)	$(5.9)	$(20.5)	$(29.5)
Income (loss) before taxes	$5.4	$0.1	$10.8	$(19.8)
Income tax provision	0.3	—	0.8	0.5
Net income (loss)	$5.1	$0.1	$10.0	$(20.3)
Preferred stock dividends	(0.7)	(0.7)	(2.2)	(1.8)
Net income (loss) available to common shareholders	$4.4	$(0.6)	$7.8	$(22.1)
Basic income (loss) per share	$0.14	$(0.02)	$0.24	$(0.70)
Diluted income (loss) per share	$0.14	$(0.02)	$0.24	$(0.70)
Basic weighted average common shares outstanding	31,981,843	32,363,376	32,091,353	31,484,906
Diluted weighted average common shares outstanding	32,138,952	32,363,376	32,290,127	31,484,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2022	2021	2022	2021
Net income (loss)	$5.1	$0.1	$10.0	$(20.3)
Other comprehensive loss
Foreign currency translation adjustments	(1.9)	—	(1.9)	—
Comprehensive income (loss)	$3.2	$0.1	$8.1	$(20.3)

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net income	—	—	—	—	—	4.9	—	—	4.9
Dividends on preferred stock, $0.625 per share	—	—		—	—	(1.5)	—	—	(1.5)
Share-based compensation	—	—	90,649	—	1.1	—	—	—	1.1
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—	—
Balance at June 30, 2022	1,200,000	$—	31,981,843	$—	$218.5	$(73.4)	$(5.9)	$—	$139.2
Net income	—	—	—	—	—	5.1	—	—	5.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on share-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Share-based compensation	—	—	—	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at September 30, 2022	1,200,000	$—	31,981,843	$—	$219.3	$(70.8)	$(5.9)	$(1.9)	$140.7

	Three and Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$—	$156.9
Net loss	—	—	—	—	—	(20.4)	—	—	(20.4)
Dividends on preferred stock, $0.890 & $0.625 per share	—	—	—	—	—	(1.1)	—	—	(1.1)
Share-based compensation	—	—	—	—	0.5	—	—	—	0.5
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—	—
Issuance of restricted stock units to employees	—	—	65,000	—	—	—	—	—	—
Balance at June 30, 2021	1,200,000	$—	32,363,376	$—	$216.7	$(74.9)	$(5.9)	$—	$135.9
Net income	—	—	—	—	—	0.1	—	—	0.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	—	—	0.4	—	—	—	0.4
Balance at September 30, 2021	1,200,000	$—	32,363,376	$—	$217.1	$(75.5)	$(5.9)	$—	$135.7

(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(amounts in millions)	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$10.0	$(20.3)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	81.1	70.2
Amortization of debt discount and debt issuance costs	1.3	1.3
Imputed interest	0.2	0.2
Gain on sale of property and equipment	(0.2)	—
Gain on sale of rental equipment	(22.6)	(15.9)
Provision for inventory obsolescence	2.5	0.9
Provision for bad debt	4.0	3.4
Loss on debt extinguishment	—	11.9
Share-based compensation expense	1.9	0.9
Changes in deferred income taxes	—	0.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24.8)	(33.0)
Inventories	(200.8)	(114.0)
Proceeds from sale of rental equipment	105.1	97.6
Prepaid expenses and other assets	(4.3)	(8.1)
Manufacturers floor plans payable	37.8	(5.9)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	30.5	17.2
Leases, deferred revenue, and other liabilities	(3.4)	(0.8)
Net cash provided by operating activities	$18.3	$6.1
INVESTING ACTIVITIES
Expenditures for rental equipment	$(39.9)	$(30.9)
Expenditures for property and equipment	(6.9)	(7.0)
Proceeds from sale of property and equipment	0.7	1.4
Expenditures for guaranteed purchase obligations	0.8	(1.5)
Expenditures for acquisitions, net of cash acquired	(40.4)	(3.9)
Net cash used in investing activities	$(85.7)	$(41.9)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	$—	$(1.5)
Extinguishment of long-term debt	—	(153.1)
Proceeds from line of credit and long-term borrowings	242.3	552.7
Principal payments on line of credit, long-term debt, and finance lease obligations	(187.3)	(357.9)
Proceeds from floor plan payable with unaffiliated source	98.8	72.8
Payments on floor plan payable with unaffiliated source	(81.3)	(74.4)
Preferred stock dividends paid	(2.2)	(1.8)
Common stock dividends paid and declared	(1.8)	—
Payment of promissory note	—	(1.0)
Other financing activities	(1.2)	—
Net cash provided by financing activities	$67.3	$35.8

Effect of exchange rate changes on cash	(0.1)	—

NET CHANGE IN CASH	(0.2)	0.0

Cash, Beginning of year	2.3	1.2
Cash, End of period	$2.1	$1.2
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$101.0	$133.2
Supplemental disclosures of cash flow information
Cash paid for interest	$15.2	$9.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling and construction equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia, Massachusetts (including Boston), Maine, New Hampshire, Connecticut, and Florida as well as the Canadian provinces of Quebec and Ontario.

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

Reclassification and correction

Subsequent to the issuance of the December 31, 2021 financial statements, the Company’s management re-evaluated the presentation of its line of credit and concluded that it is more appropriately reflected as a long-term liability in the Company’s Condensed Consolidated Balance Sheets. As a result, the "Line of credit, net" as of December 31, 2021 has been restated to reflect such presentation. The correction resulted in an increase to long-term liabilities of $98.4 million and a corresponding decrease in current liabilities of the same amount for the year ended December 31, 2021. The Company has concluded that this correction was not material to the previous periods.

Certain amounts in the prior year Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the presentation in the current year. For the nine months ended September 30, 2021, the Company corrected the cash flow presentation of expenditures of $1.5 million for guaranteed purchase obligations to present this activity as a cash outflow for investing activities, which was previously presented within operating activities. The presentation for the nine months ended September 30, 2021 has been revised to align with current period presentation. The Company has concluded the change is not material.

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Operating results for the nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, and therefore, the results and trends in these unaudited interim condensed consolidated financial statements may not be the same for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three and nine months ended September 30, 2022, there were no significant changes to those accounting policies.

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Income (Loss) for the three months ended September 30, 2022 and 2021 by revenue type, and by the applicable accounting standard.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$210.1	$210.1	$—	$136.8	$136.8
Parts sales	—	61.8	61.8	—	44.8	44.8
Service revenue	—	54.3	54.3	—	41.9	41.9
Rental revenue	50.2	—	50.2	41.7	—	41.7
Rental equipment sales	—	28.6	28.6	—	29.8	29.8
Total revenues	$50.2	$354.8	$405.0	$41.7	$253.3	$295.0

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2022 and 2021 by revenue type, and by the applicable accounting standard.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$579.0	$579.0	$—	$392.6	$392.6
Parts sales	—	173.5	173.5	—	130.3	130.3
Service revenue	—	154.2	154.2	—	123.0	123.0
Rental revenue	131.5	—	131.5	113.0	—	113.0
Rental equipment sales	—	105.0	105.0	—	97.6	97.6
Total revenues	$131.5	$1,011.7	$1,143.2	$113.0	$743.5	$856.5

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

The deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee. At September 30, 2022 and December 31, 2021, the total deferred revenue relating to these various equipment sale transactions amounted to $2.5 million and $2.9 million, respectively. The Company also recognized a liability for its guarantee to repurchase equipment at residual amounts of $6.3 million and $7.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and software services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognized approximately $59.0 million and $35.2 million in project-based revenues for the nine months ended September 30, 2022 and 2021, respectively, and approximately $19.9 million and $13.8 million in revenues for the three months ended September 30, 2022 and 2021, respectively.

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

Service revenue: The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract. Revenue recognized from guaranteed maintenance contracts totaled $16.1 million and $13.9 million for the nine months ended September 30, 2022 and 2021, respectively, and $5.5 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider. The Company recognizes warranty revenues at the time such services are completed.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of September 30, 2022 and December 31, 2021 were $4.6 million and $6.0 million, respectively.

Revenue from recurring support services is recognized ratably over the contract period. The Company also recognizes deferred revenue related to rental agreements. The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue. Total deferred revenue relating to project-based revenues, service sales agreements, and rental agreements as of September 30, 2022 and December 31, 2021 was $20.9 million and $16.5 million, respectively. In addition, deferred revenue includes the unearned portion of revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of September 30, 2022 and December 31, 2021 was $23.4 million and $19.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized revenue of $1.3 million and $11.8 million, respectively, from the prior year ending deferred revenue balance. For the three and nine months ended September 30, 2021, the Company recognized revenue of $0.7 million and $6.3 million, respectively, from the December 31, 2020 deferred revenue balance.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

The Company leases a subset of its operating facilities from four real estate entities related through common ownership. Total rent expense under these lease agreements, all of which are classified as operating, was $3.6 million for both the nine months ended September 30, 2022 and 2021, and $1.2 million for both the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $21.5 million and $23.9 million, respectively. At December 31, 2021 the Company had net operating right-of-use assets and operating lease liabilities associated with related party leases of $24.0 million and $26.3 million, respectively. See Note 11, Leases, for a schedule of future minimum lease payments under operating leases with both related parties and unrelated third parties.

Ryan Greenawalt, Tony Colucci, and Craig Brubaker collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Ryan Greenawalt is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. The Company did not make any purchases from OneH2 in 2021. During the first nine months of 2022, the Company purchased approximately $45,000 of hydrogen fuel from OneH2 and has a vendor deposit of approximately $0.2 million as of September 30, 2022.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2022	2021
New equipment	$215.6	$146.0
Used equipment	50.5	34.3
Work in process	9.6	6.7
Parts	68.9	55.7
Gross inventory	$344.6	$242.7
Inventory reserves	(6.1)	(3.5)
Inventories, net	$338.5	$239.2

Direct labor of $2.3 million and $1.6 million incurred for open service orders were capitalized and included in work in process at September 30, 2022 and December 31, 2021, respectively. The remaining work in process balances as of September 30, 2022 and December 31, 2021 primarily represent parts applied to open service orders. Rental depreciation expense in connection with our new and used equipment was $2.3 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (amounts in millions):

	September 30,	December 31,
	2022	2021
Land	$2.1	$2.1
Rental fleet	502.5	461.4
Equipment and leasehold improvements:
Machinery and equipment	9.8	7.2
Autos and trucks	7.2	6.6
Leasehold improvements	14.4	10.6
Finance lease right-of-use assets	21.5	15.1
Office equipment	4.0	3.5
Computer equipment	12.2	11.1
Total cost	$573.7	$517.6

Less: accumulated depreciation and amortization
Rental fleet	$(177.1)	$(149.8)
Equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(29.3)	(23.3)
Total accumulated depreciation and amortization	$(206.4)	$(173.1)
Property and equipment, net	$367.3	$344.5

Total depreciation and amortization on property and equipment was $26.3 million and $22.3 million for the three months ended September 30, 2022 and 2021, respectively, and $71.7 million and $62.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had assets related to finance leases with gross carrying values totaling $21.5 million and $15.1 million, and accumulated amortization balances totaling $4.9 million and $3.8 million, as of September 30, 2022 and December 31, 2021, respectively. Of the $502.5 million and $461.4 million of gross cost of rental fleet, $10.1 million and $9.7 million were represented by guaranteed purchase obligation assets as of September 30, 2022 and December 31, 2021, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the periods ended September 30, 2022 and December 31, 2021 (amounts in millions):

	Material Handling	Construction Equipment	Total
Balance, Year Ended December 31, 2020	$10.2	$14.1	$24.3
Additions	1.4	17.6	19.0
Adjustments to purchase price allocations	—	(1.4)	(1.4)
Balance, December 31, 2021	$11.6	$30.3	$41.9
Additions	2.4	—	2.4
Adjustments to purchase price allocations	—	9.7	9.7
Translation adjustments	(0.2)	—	(0.2)
Balance, September 30, 2022	$13.8	$40.0	$53.8

See Note 17, Business Combinations, for further information.

NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and accumulated amortization as of September 30, 2022 and December 31, 2021 were as follows (amounts in millions):

	September 30, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8.0	$37.9	$(8.7)	$29.2
Tradenames	3.9	5.0	(1.8)	3.2
Non-compete agreements	2.6	0.7	(0.4)	0.3
Internal use software	2.4	0.5	(0.2)	0.3
Total	7.5	$44.1	$(11.1)	$33.0

	December 31, 2021
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.0	$44.8	$(5.9)	$38.9
Tradenames	4.3	4.5	(0.9)	3.6
Non-compete agreements	3.3	0.7	(0.2)	0.5
Internal use software	3.2	0.5	(0.1)	0.4
Total	8.5	$50.5	$(7.1)	$43.4

Amortization of other intangible assets was $1.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 9 — FLOOR PLANS

Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lender to primarily finance new inventory. In connection with the acquisition of the stock of Yale Industrial Trucks Inc. ("YIT"), on July 6, 2022 the Company amended its Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $50.0 to $60.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $48.1 million, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2022 was 5.0%. As of December 31, 2021, the Company had an outstanding balance on our First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2021 was 2.8%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of September 30, 2022 ranged from 5.3% to 7.4%. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $162.3 million and $124.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $350.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of September 30, 2022 and December 31, 2021, was $210.4 million and $154.9 million, respectively, excluding unamortized debt issuance costs. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $1.6 million and $1.4 million, respectively, and $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021 respectively.

NOTE 10 — LONG-TERM DEBT

Line of Credit — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. In connection with the acquisition of YIT, on July 6, 2022 the Company amended the ABL Facility by exercising $80.0 million of the $150.0 million accordion function increasing borrowing capacity from $350.0 million to $430.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of September 30, 2022, the Company had an outstanding ABL Facility balance of $158.4 million, excluding unamortized debt issuance costs. The effective interest rate was 5.0% at September 30, 2022. As of December 31, 2021, the Company

had an outstanding ABL Facility balance of $100.7 million, excluding unamortized debt issuance costs. The effective interest rate was 2.3% at December 31, 2021.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $780.0 million unless certain other conditions are met. The total amount outstanding as of September 30, 2022 and December 31, 2021, was $368.8 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.3 million and $2.4 million, respectively.

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

As of September 30, 2022, outstanding borrowings under the Notes were $310.8 million, which included $4.2 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Term Loan

On February 14, 2020, the Company entered into a Note Purchase Agreement for a second lien term loan (the “Term Loan”) in an aggregate principal amount of $155.0 million with a second-priority lien lender through syndication, with an initial maturity date of August 2025. The term loan was payable, at the lender’s option, in quarterly installments of $1.9 million plus interest cost at SOFR plus 8%. On April 1, 2021, in connection with the issuance of the new Notes, the Company repaid all of its outstanding obligations under the Term Loan, $147.3 million, completely discharging the Company of any further obligations to the lender.

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

The Company’s long-term debt consists of the following (amounts in millions):

	September 30,	December 31,
	2022	2021
Line of credit	$158.4	$100.7
High yield notes	315.0	315.0
Unamortized debt issuance costs	(3.0)	(3.3)
Debt discount	(3.3)	(4.0)
Finance leases	17.0	11.6
Total debt and finance leases	$484.1	$420.0
Less: current maturities	(3.6)	(2.6)
Long-term debt and finance leases, net	$480.5	$417.4

As of September 30, 2022, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of Peaklogix, Inc ("PeakLogix") on June 12, 2020. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of September 30, 2022, the Company recorded a $1.1 million liability which included $1.0 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest after a $0.8 million payment was made during the quarter. As of December 31, 2021, the liability was $1.8 million. This additional future liability is recorded as non-contingent liability in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets. See Note 16, Fair Value Instruments, and Note 17, Business Combinations, for further information.

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

At September 30, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $16.6 million and $11.3 million, respectively. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$6.2	$5.8	$18.5	$17.5
Short-term lease expense	1.3	1.0	3.0	3.4
Low-value lease expense	0.1	0.1	0.2	0.5
Variable lease expense	2.0	0.2	4.7	0.3
Finance lease expense:
Amortization of right-of-use assets	1.1	0.6	2.8	1.3
Interest on lease liabilities	0.3	0.1	0.7	0.3
Sublease income	—	—	(0.1)	—
Total lease expense	$11.0	$7.8	$29.8	$23.3

Other information related to leases is presented in the table below (amounts in millions unless otherwise noted):

Supplemental Cash Flows Information	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17.9	$16.7
Operating cash flows for finance leases	0.7	0.3
Financing cash flows for finance leases	2.5	1.2
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	14.5	7.2
Finance leases	7.8	10.5

Weighted Average Remaining Lease Term (in years):

Operating leases	6.9	6.8
Finance leases	4.5	5.0

Weighted Average Discount Rate (in %):
Operating leases	7.0	6.6
Finance leases	6.6	5.9

Minimum future lease payments under non-cancellable operating and finance leases described above as of September 30, 2022 were as follows (amounts in millions):

Years	Operating Leases	Finance Leases
Remainder of 2022	$6.2	$1.2
2023	24.0	4.5
2024	22.5	4.4
2025	19.2	4.1
2026	16.1	3.3
Thereafter	49.2	2.0
Total future minimum lease payments	$137.2	$19.5
Less: imputed interest	(30.0)	(2.5)
Total	$107.2	$17.0

Amounts recognized in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	September 30, 2022	December 31, 2021
Current portion of long-term debt	$3.6	$2.6
Current operating lease liabilities	17.8	16.2
Finance lease obligations, net of current portion	13.4	9.0
Long-term operating lease liabilities, net of current portion	89.4	88.4
	$124.2	$116.2

As of September 30, 2022, the Company did not have leases that were executed but had not yet commenced.

See Note 12, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 12 — CONTINGENCIES

Guarantees

As of September 30, 2022 and December 31, 2021, the Company was party to certain contracts in which it guarantees the performance of agreements between third-party lessees and various third-party financial institutions. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.2 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

Legal Proceedings

During the nine months ended September 30, 2022 and 2021, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2022 and December 31, 2021 there was $4.9 million and $3.4 million in outstanding letters of credit issued in the normal course of business, respectively.

NOTE 13 — INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2022 and 2021 consisted of the following (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal taxes-current	$0.3	$—	$0.7	$—
Federal taxes-deferred	—	—	—	0.4
State taxes-current	—	—	0.1	—
State taxes-deferred	—	—	—	0.1
	$0.3	$—	$0.8	$0.5

Our tax provision or benefit from income taxes for interim periods is determined using an estimated annual effective tax rate, based upon historical information and forward-looking estimates, adjusted for unusual or infrequently occurring items, including changes in judgment on valuation allowances, and effects of changes in tax laws or rates. All of the factors that Alta considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involve significant judgment. We update our estimated annual effective tax rate quarterly and make a cumulative adjustment in the interim period in which the change occurs.

The effective tax rate for the nine months ended September 30, 2022 and 2021 was 7.4% and (2.3)%, respectively. The effective income tax rate in 2021 was primarily due to the impact of the establishment of the valuation allowance against the deferred tax asset.

As of December 31, 2021, the Company had federal net operating tax loss carryforwards of approximately $42.7 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, and business interest deduction limitations.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. Under the CARES Act, as of both September 30, 2022 and December 31, 2021, we have deferred employer payroll taxes of $5.0 million.

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

Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October; provided that if any dividend payment date is not a business day, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day, and no interest, additional dividends or other sums will accumulate. Dividends will accumulate and be cumulative from, and including December 22, 2020, the date of original issuance. We declared dividends on our outstanding preferred shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
April 9, 2021	April 15, 2021	April 30, 2021	$0.890
July 2, 2021	July 15, 2021	August 2, 2021	$0.625
October 4, 2021	October 15, 2021	November 1, 2021	$0.625
January 4, 2022	January 15, 2022	January 31, 2022	$0.625
April 5, 2022	April 15, 2022	May 2, 2022	$0.625
July 1, 2022	July 15, 2022	August 1, 2022	$0.625

Common Stock

On July 6, 2022, the Company's Board of Directors approved the initiation of a regular quarterly cash dividend for each of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share. The common stock dividend is $0.057 per share, or approximately $0.23 per share on an annualized basis. The continuation of future cash dividends will be determined by the Board, at its sole discretion, after review of the Company’s financial performance and other factors, and is dependent on earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

We declared dividends on our outstanding common shares in 2022 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
July 6, 2022	August 15, 2022	August 31, 2022	$0.057

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

NOTE 15 — SHARE-BASED COMPENSATION

The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the restricted stock units ("RSUs") and performance stock units ("PSUs") at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite vesting period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total share-based compensation expense of $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021 respectively, and $1.9 million and $0.9 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.3 million, which is expected to be recognized over a weighted average period of 1.6 years. As of September 30, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $3.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes our RSUs and PSUs that were granted and vested during the nine months ended September 30, 2022:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2021	309,292	$9.71	—	$—
Granted	125,599	11.82	385,458	12.14
Vested - issued	(90,649)	9.24	—	—
Vested - unissued	(46,650)	12.74	—	—
Unvested units as of September 30, 2022	297,592	$10.27	385,458	$12.14

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of September 30, 2022 and December 31, 2021 are shown below (in millions):

	September 30, 2022	December 31, 2021
Estimated aggregate fair value	$436.1	$432.0
Aggregate carrying value (1)	490.4	427.3

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-out that the Company may be required to pay in conjunction with the acquisitions upon the achievement of certain performance milestones. The earn-out for the acquisitions is measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Income (Loss).

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of September 30, 2022 and December 31, 2021, which was presented in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets (amounts in millions):

	September 30, 2022
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$3.2

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities: contingent consideration	$—	$—	$2.8

The following is a summary of changes to Level 3 instruments as of September 30, 2022 and December 31, 2021 (amounts in millions):

Contingent Consideration
Balance, January 1, 2021	$1.8
Acquisition of Ginop	0.9
Change in fair value	0.1
Balance, December 31, 2021	$2.8
Acquisition of Ginop adjustment	0.3
Changes in fair value	0.4
Payments	(0.3)
Balance, September 30, 2022	$3.2

NOTE 17 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the 2022 acquisition (amounts in millions):

YIT
Cash	$2.3
Accounts receivable, net of allowances	9.5
Inventories, net	7.5
Prepaid expenses and other current assets	0.1
Rental fleet, net	21.3
Property and equipment, net	2.0
Operating lease right-of-use assets, net	2.2
Goodwill	2.3
Total Assets	$47.2

Accounts payable	$(1.5)
Accrued expenses	(1.5)
Current operating lease liabilities	(0.8)
Current portion of deferred revenue	(1.1)
Other current liabilities	(1.4)
Total liabilities	$(6.3)

Net Assets Acquired	$40.9

Assets acquired net of cash	$38.6

On July 29, 2022 the Company acquired the stock of Yale Industrial Trucks Inc. ("YIT"), a privately held Canadian equipment distributor with locations in Ontario and Quebec, for a total purchase price of $40.9 million.

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

The following table summarizes the net assets acquired by segment from the 2021 acquisitions (amounts in millions):

	Material Handling	Construction	Total
Cash	$0.5	$1.2	$1.7
Accounts receivable, net of allowances	0.9	8.1	9.0
Inventories, net	0.6	27.5	28.1
Prepaid expenses and other current assets	0.4	—	0.4
Rental fleet, net	—	13.1	13.1
Property and equipment, net	0.6	3.3	3.9
Operating lease right-of-use assets, net	2.3	6.6	8.9
Other intangible assets, net	0.9	12.6	13.5
Goodwill	1.5	27.3	28.8
Total Assets	$7.7	$99.7	$107.4

Floor plan payable	$—	$(17.1)	$(17.1)
Accounts payable	(0.3)	(4.7)	(5.0)
Accrued expenses	(0.1)	(2.7)	(2.8)
Customer deposits	(0.6)	(1.4)	(2.0)
Current operating lease liabilities	(0.2)	(0.4)	(0.6)
Current portion of deferred revenue	—	—	—
Other current liabilities	(0.9)	—	(0.9)
Deferred tax liability	—	(3.7)	(3.7)
Long-term operating lease liabilities	(2.1)	(6.2)	(8.3)
Other liabilities	—	(0.8)	(0.8)
Total liabilities	$(4.2)	$(37.0)	$(41.2)

Net Assets Acquired	$3.5	$62.7	$66.2

Assets acquired net of cash	$3.0	$61.5	$64.5

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region (including Boston) of the United States as well as Ontario and Quebec provinces of Canada. As of September 30, 2022, the Material Handling segment included the YIT acquisition and its related results since the acquisition during the quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, Florida and the New England region (including Boston) of the United States.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate” in the table below. Corporate holds corporate debt and has minor activity all together. Corporate incurs expenses associated with compensation (including share-based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax provision.

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2022 (amounts in millions):

	Three Months Ended September 30, 2022
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$83.7	$126.4	$—	$210.1
Parts sales	22.3	39.5	—	61.8
Service revenue	29.6	24.7	—	54.3
Rental revenue	17.7	32.5	—	50.2
Rental equipment sales	2.0	26.6	—	28.6
Total revenues	$155.3	$249.7	$—	$405.0
Interest expense	3.1	4.8	0.6	8.5
Depreciation and amortization	7.2	22.4	—	29.6
Income (loss) before taxes	4.6	5.7	(4.9)	5.4

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2022 (amounts in millions):

	Nine Months Ended September 30, 2022
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$222.7	$356.3	$—	$579.0
Parts sales	61.6	111.9	—	173.5
Service revenue	83.2	71.0	—	154.2
Rental revenue	44.7	86.8	—	131.5
Rental equipment sales	4.2	100.8	—	105.0
Total revenues	$416.4	$726.8	$—	$1,143.2
Interest expense	8.0	12.1	1.3	21.4
Depreciation and amortization	18.6	62.5	—	81.1
Income (loss) before taxes	13.5	9.9	(12.6)	10.8

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2021 (amounts in millions):

	Three Months Ended September 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$57.2	$79.6	$—	$136.8
Parts sales	16.8	28.0	—	44.8
Service revenue	23.7	18.2	—	41.9
Rental revenue	12.6	29.1	—	41.7
Rental equipment sales	—	29.8	—	29.8
Total revenues	$110.3	$184.7	$—	$295.0
Interest expense	2.0	3.5	0.6	6.1
Depreciation and amortization	4.9	20.0	—	24.9
Income (loss) before taxes	3.4	(0.3)	(3.0)	0.1

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2021 (amounts in millions):

	Nine Months Ended September 30, 2021
	Material Handling	Construction Equipment	Corporate	Total
New and used equipment sales	$174.7	$217.9	$—	$392.6
Parts sales	47.7	82.6	—	130.3
Service revenue	70.4	52.6	—	123.0
Rental revenue	35.1	77.9	—	113.0
Rental equipment sales	0.8	96.8	—	97.6
Total revenues	$328.7	$527.8	$—	$856.5
Interest expense	6.2	10.3	1.4	17.9
Depreciation and amortization	14.1	56.1	—	70.2
Income (loss) before taxes	6.6	(5.3)	(21.1)	(19.8)

The following table presents the Company’s identified assets by reportable segment as of September 30, 2022 and December 31, 2021 (amounts in millions):

	September 30, 2022	December 31, 2021
Segment assets:
Material handling	$392.1	$325.1
Construction equipment	735.5	655.8
Corporate	15.0	1.7
Total assets	$1,142.6	$982.6

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, after giving effect to all potential dilutive equity awards outstanding during the period. We include all common shares granted under our share-based compensation plan which remain unvested (RSUs and PSUs), in the number of shares outstanding for our diluted earnings per share calculations using the treasury method.

Basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 were calculated as follows (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income (loss) per share
Net income (loss)	$4.4	$(0.6)	$7.8	$(22.1)
Basic weighted average common shares outstanding	31,981,843	32,363,376	32,091,353	31,484,906
Basic net income (loss) per share of common stock	$0.14	$(0.02)	$0.24	$(0.70)
Diluted income (loss) per share
Net income (loss)	$4.4	$(0.6)	$7.8	$(22.1)
Basic weighted average common shares outstanding	31,981,843	32,363,376	32,091,353	31,484,906
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	157,109	—	198,774	—
Diluted weighted average common shares outstanding	32,138,952	32,363,376	32,290,127	31,484,906
Diluted net income (loss) per share of common stock	$0.14	$(0.02)	$0.24	$(0.70)

Securities excluded from the calculation of diluted loss per share were approximately 157,000 and 155,000 for the three and nine months ended September 30, 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTE 20 — SUBSEQUENT EVENTS

On November 1, 2022, Alta Equipment Group Inc. (“Alta” or the “Company”) closed its acquisition of Ecoverse Industries, LTD (“Ecoverse”). Ecoverse is a full line distributor of industry-leading environmental processing equipment headquartered in Avon, Ohio, with 15 sub dealers throughout North America. The purchase price consisted of $42.5 million in cash paid at closing, subject to certain adjustments based upon Ecoverse's net working capital at closing. Additionally, the Company issued 212,400 shares of its common stock in connection with the purchase agreement. Ecoverse generated approximately $64.3 million in revenue, and $10.0 million in net income for the trailing twelve months through July 2022.

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

Recent Developments

Strategic Acquisitions - Since 2020

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long-term will be accretive to our financial performance. Since the Company’s initial public offering, we successfully completed 13 strategic acquisitions which added over $440.0 million of revenue on an annualized basis, including Ecoverse announced in Note 20, Subsequent Events. The acquisitions, both individually and in the aggregate, strengthened our business from a financial and operational perspective. We are adept at efficiently and effectively integrating acquisition targets on to our enterprise resource platform, which allows for managerial and operational synergies across business segments and our large branch network. To that end, in the current year, we successfully integrated the Vantage, Gibson, and Ambrose acquisitions onto our enterprise resource platform. See Note 20, Business Combinations, in the 2021 Form 10-K for information on our acquisitions in 2021 and Note 17, Business Combinations, herein for the acquisition of YIT in the third quarter of 2022.

E-Mobility

With our existing expertise in sales and service of electrified equipment in our existing business segments, in particular material handling, we have elected to pursue the strategic opportunity to leverage our knowledge to meet the growing demand for commercial electric vehicles and deliver world-class service to commercial electric vehicle customers within our existing territories. Accordingly, in August 2021, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets. More recently, we were named the authorized dealer for Nikola in Arizona as well. We view this opportunity as an accretive way to enter the class 8 truck market by leveraging our existing intellectual property, customer base and physical infrastructure. In the third quarter of 2022 we have taken delivery of several Nikola Tre Bev units that are available for sale in each of our Nikola territories.

COVID-19

While there were no material adverse impacts on the Company's results of operations for the three and nine months ended September 30, 2022 and 2021 from COVID-19, the potential future emergence of additional variant strains of COVID-19 remains and how those variant strains would impact the macroeconomic environment and our business is uncertain.

Supply-Chain Constraints and Inflation

Currently, our business is experiencing supply-chain constraints that have affected some of our OEM equipment suppliers. Specifically, lead times from OEMs for new equipment have been pushed beyond historic norms. Importantly, our OEMs have prioritized the supply of replacement parts to dealers, which has allowed us to continue to maintain and fix existing customer equipment field population and our own rental fleet while customers await the delivery of new equipment. Additionally, over the past two years we have experienced inflationary impacts to a variety of input costs in our business, including the cost of equipment and replacement parts, freight, fuel and the cost of labor, amongst others. While we believe our diversified cash flow streams, the breadth of our product portfolio, geographic reach and our ability to pass along the majority of the increase in input costs to the end users of our equipment will help mitigate the impact of the current supply-chain disruptions and inflation we are facing, an extended period or worsening of the supply chain issues our OEM equipment providers are experiencing or an inability to continue to pass along cost increases to end users could impact our financial results adversely.

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and aerial work platforms, earthmoving equipment, cranes, paving and asphalt equipment, and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)
new equipment sales;
(ii)
used equipment sales;
(iii)
parts sales;
(iv)
repair and maintenance services; and
(v)
equipment rentals.

We have operated as an equipment dealership for over 38 years and have developed a branch network that includes over 65 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, New York, Virginia, Florida, Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service, and rental functions. With the acquisitions of PeakLogix in June 2020 and ScottTech in March 2021, we have entered the automated equipment installation and system integration sector, which we believe has natural synergies with our material handling business and positions us to take advantage of the macroeconomic trends in automation, e-commerce and logistics.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, Kubota, and JCB, among more than 30 others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. In August 2021 the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, and New England markets. More recently, the Company has added Arizona to its dealer agreement with Nikola.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks in Michigan, Illinois, Indiana, New York, Virginia and throughout the New England states along with the Canadian provinces of Ontario and Quebec.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, Florida and throughout the New England States.

Alta Equipment Group Inc., Alta Equipment Holdings, Inc. and Alta Enterprises, LLC (individually or as sometimes collectively referred to as “Corporate”) are the holding companies for the legal operating entities noted above that make up each segment. In addition to being holding companies, the transactions in our Corporate entities include compensation (including share-based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and the Company’s income tax provision.

Financial Statement Overview

Our revenues are primarily derived from sale or rental of equipment and product support (e.g. parts and service) related activities, and consist of:

New Equipment Sales. We sell new heavy construction and material handling equipment and are a leading regional distributor for over 30 nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products related to our material handling equipment offerings and, with the acquisition of PeakLogix and ScottTech, we provide warehouse design, automated equipment installation, system integration and warehouse controls software.

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

Equipment Rentals. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $492.4 million as of September 30, 2022. The original acquisition cost of our rental fleet excludes the $10.1 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

Principal Costs and Expenses

Our cost of revenues are primarily related to the cost associated with the sale or rental of equipment and product support activities, which includes direct labor costs for our skilled technicians. Our operating expenses consist principally of G&A expenses, which primarily includes personnel costs associated with our sales and administrative staff and expenses associated with the deployment of our service vehicle fleet and occupancy expenses. In addition, we have interest expense related to our floorplan payables, finance leases, line of credit and secured second lien notes. These principal costs and expenses are described further below:

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

Parts Sales. Cost of parts sales represents the net book value, or cost, of parts used in the maintenance and repair of customer-owned equipment we service or parts sold directly to customers for their owned equipment (e.g. over-the-counter parts).

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

Results of Operations (amounts in millions unless otherwise noted)

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$210.1	$136.8	$73.3	53.6%	$579.0	$392.6	$186.4	47.5%
Parts sales	61.8	44.8	17.0	37.9%	173.5	130.3	43.2	33.2%
Service revenue	54.3	41.9	12.4	29.6%	154.2	123.0	31.2	25.4%
Rental revenue	50.2	41.7	8.5	20.4%	131.5	113.0	18.5	16.4%
Rental equipment sales	28.6	29.8	(1.2)	(4.0)%	105.0	97.6	7.4	7.6%
Total revenues	$405.0	$295.0	$110.0	37.3%	$1,143.2	$856.5	$286.7	33.5%

Cost of revenues:
New and used equipment sales	$176.5	$114.3	$62.2	54.4%	$482.6	$333.3	$149.3	44.8%
Parts sales	40.0	30.5	9.5	31.1%	116.7	89.8	26.9	30.0%
Service revenue	24.3	17.3	7.0	40.5%	66.3	48.2	18.1	37.6%
Rental revenue	5.9	4.6	1.3	28.3%	16.7	15.3	1.4	9.2%
Rental depreciation	25.9	22.2	3.7	16.7%	69.5	62.9	6.6	10.5%
Rental equipment sales	20.8	25.0	(4.2)	(16.8)%	82.6	81.7	0.9	1.1%
Cost of revenues	$293.4	$213.9	$79.5	37.2%	$834.4	$631.2	$203.2	32.2%

Gross profit	$111.6	$81.1	$30.5	37.6%	$308.8	$225.3	$83.5	37.1%

General and administrative expenses	$94.2	$72.4	$21.8	30.1%	$265.9	$208.3	$57.6	27.7%
Depreciation and amortization expense	3.7	2.7	1.0	37.0%	11.6	7.3	4.3	58.9%
Total general and administrative expenses	$97.9	$75.1	$22.8	30.4%	$277.5	$215.6	$61.9	28.7%

Income from operations	$13.7	$6.0	$7.7	128.3%	$31.3	$9.7	$21.6	222.7%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.8)	$(0.4)	$(0.4)	100.0%	$(1.6)	$(1.4)	$(0.2)	14.3%
Interest expense – other	(7.7)	(5.7)	(2.0)	35.1%	(19.8)	(16.5)	(3.3)	20.0%
Other income	0.2	0.2	—	—	0.9	0.3	0.6	200.0%
Loss on extinguishment of debt	—	—	—	NA	—	(11.9)	11.9	(100.0)%
Total other expense	$(8.3)	$(5.9)	$(2.4)	40.7%	$(20.5)	$(29.5)	$9.0	(30.5)%

Income (loss) before taxes	$5.4	$0.1	$5.3	5300.0%	$10.8	$(19.8)	$30.6	(154.5)%

Income tax provision	0.3	—	0.3	100.0%	0.8	0.5	0.3	60.0%
Net income (loss)	$5.1	$0.1	$5.0	5000.0%	$10.0	$(20.3)	$30.3	(149.3)%

Preferred stock dividends	(0.7)	(0.7)	—	—	(2.2)	(1.8)	(0.4)	22.2%
Net income (loss) available to common shareholders	$4.4	$(0.6)	$5.0	(833.3)%	$7.8	$(22.1)	$29.9	(135.3)%

	Percent of Revenue		Percent of Revenue
Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	51.9%	46.4%	50.6%	45.8%
Parts sales	15.2%	15.2%	15.2%	15.2%
Service revenue	13.4%	14.2%	13.5%	14.4%
Rental revenue	12.4%	14.1%	11.5%	13.2%
Rental equipment sales	7.1%	10.1%	9.2%	11.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.6%	38.7%	42.2%	38.9%
Parts sales	9.8%	10.3%	10.2%	10.5%
Service revenue	6.0%	5.9%	5.8%	5.6%
Rental revenue	1.5%	1.6%	1.5%	1.8%
Rental depreciation	6.4%	7.5%	6.1%	7.4%
Rental equipment sales	5.1%	8.5%	7.2%	9.5%
Cost of revenues	72.4%	72.5%	73.0%	73.7%

Gross profit	27.6%	27.5%	27.0%	26.3%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Total revenues	$405.0	$295.0	$110.0	37.3%	$1,143.2	$856.5	$286.7	33.5%
Acquisitions revenues	46.0	0.2			119.1	0.2
Organic revenues:
New and used equipment sales	$182.4	$136.6	$45.8	33.5%	$509.1	$392.4	$116.7	29.7%
Parts sales	53.0	44.7	8.3	18.6%	152.7	130.2	22.5	17.3%
Service revenue	47.8	41.9	5.9	14.1%	137.1	123.0	14.1	11.5%
Rental revenue	46.9	41.7	5.2	12.5%	126.3	113.0	13.3	11.8%
Rental equipment sales	28.9	29.9	(1.0)	(3.3)%	98.9	97.7	1.2	1.2%
Total organic revenues	$359.0	$294.8	$64.2	21.8%	$1,024.1	$856.3	$167.8	19.6%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used is organic revenue and growth rates associated with organic revenue. Pursuant to the requirements of Regulation G, we have provided a reconciliation of organic revenue to the most directly comparable GAAP financial measure in the table above and in subsequent tables in management's discussion and analysis of our individual business segments. This measure is supplemental to, and should be used in conjunction with, the most comparable GAAP measure. Management uses this non-GAAP financial measure to monitor and evaluate financial results and trends. See "Non-GAAP Financial Measure: Organic Revenue Growth" for a description of this measure and why management believes it is useful to investors.

Non-GAAP Financial Measure: Organic Revenue Growth

We define organic revenue growth as revenues growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Revenues: Consolidated revenues increased by $110.0 million, or 37.3%, to $405.0 million for the three months ended September 30, 2022 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, a favorable business climate for our equipment and services, a strong pricing environment, and our ability to grow on an organic basis. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, new and used equipment sales increased 33.5% over the same period last year as we were able to take delivery of more new equipment, relative to same period last year, from our suppliers to take advantage of the high levels of market demand for equipment. Lead time delays on new equipment continue to limit our ability for even greater new equipment throughput, resulting in large sales backlogs. Organic parts sales and service revenue increased by 18.6% and 14.1%, respectively, over the same period last year. Similarly, rental revenue exhibited growth on an organic basis of 12.5% period over period as physical utilization trends improve and rental rates have increased amidst industry-wide delays in new equipment deliveries. Lastly, rental equipment sales decreased organically by 3.3% over the prior year as we actively manage our ability to rent fleet amid periods of high rental demand, while remaining opportunistic on fleet sales to meet the strong demand for lightly used equipment given new equipment supply chain constraints. Importantly, despite macro-level supply chain issues, our robust parts inventory and ongoing parts availability from key OEMs has allowed us to continue to service customers and drive profitability in our high margin product support departments.

Consolidated revenues increased by $286.7 million, or 33.5%, to $1,143.2 million for the nine months ended September 30, 2022 as compared to the same period last year. Organic sales growth in the nine months ended September 30, 2022 reached 19.6% compared to the same period last year. Business conditions for the quarter, as described above, have been consistent throughout the nine months ended September 30, 2022. In summary, we have experienced a high level of market demand for our products and services in a supply and labor constrained environment and in certain regions we have taken market share from our competitors. These conditions and our market performance has led to a year-to-date organic revenue increase of 29.7% in new and used equipment sales, a 14.5% organic revenue increase in our combined parts and service product support departments and an 11.8% organic increase in rental revenue, which is a result of both higher physical utilization and rental rates when compared to 2021. Overall, on a consolidated basis, we realized an organic increase of $167.8 million for the nine months ended September 30, 2022, as compared to the same period last year.

Gross profit (GP):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.0%	16.4%	(0.4)%	16.6%	15.1%	1.5%
Parts sales	35.3%	31.9%	3.4%	32.7%	31.1%	1.6%
Service revenue	55.2%	58.7%	(3.5)%	57.0%	60.8%	(3.8)%
Rental revenue	36.7%	35.7%	1.0%	34.4%	30.8%	3.6%
Rental equipment sales	27.3%	16.1%	11.2%	21.3%	16.3%	5.0%

Consolidated gross profit	27.6%	27.5%	0.1%	27.0%	26.3%	0.7%
The consolidated gross profit for the three months ended September 30, 2022 was 27.6%, a 10 basis points increase from the 27.5% for the same period in 2021. New and used equipment sales margins remained relatively consistent, whereas parts and rental equipment sales margins improved in the quarter compared to the same time last year amid favorable retail pricing conditions. We realized an increase in rental revenue gross margin in the third quarter of 2022, largely as a result of improved physical utilization of the rental fleet and a rising rental rate environment. Additionally, service gross margins reduced 350 basis points year-to-date primarily related to an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers. We have also experienced a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to incremental warranty write-offs, and less gross margin, when compared to the same period last year.

The consolidated gross profit for the nine months ended September 30, 2022 was 27.0%, a 70 basis points increase from the 26.3% for the same period in 2021. New and used equipment sales margins increased 150 basis points to 16.6%, reflecting our focus on providing more customized equipment solutions which yield a higher gross margin versus commodity products and a favorable equipment pricing environment when compared to the same period last year. These factors also led to a 500 basis points increase in rental equipment sales margin when comparing the year-to-date periods. Parts sales margins are modestly improved year to date when compared to the same time last year amid a favorable pricing environment. We realized a 360 basis points increase in rental revenue gross margin for the nine months ended September 30, 2022, largely as a result improved physical utilization of the rental fleet and a rising rental rate environment when compared to the same period last year. Additionally, service gross margins reduced 380 basis points year-to-date primarily related to an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers, and a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to incremental warranty write-offs, and less gross margin, when compared to the same period last year. Lastly, service margins were partially impacted due to a year-over-year labor cost allocation change in our Material Handling segment, which impacted reporting in the five months of 2021. This allocation change is described further in our segment-based discussion and analysis.

General and Administrative expenses: Consolidated G&A expenses increased by $22.8 million to $97.9 million for the three months ended September 30, 2022 compared to the same period last year. This increase was mainly driven by the full period impact from our 2021 acquisitions as well as an increases in operating input costs, such as vehicles, fuel and technician shop supplies, and an increase in certain sales-based variable expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales period over period. Further, employment costs such as wages and benefits increased due to the inflationary environment, and overall growth in our employee headcount.

Consolidated G&A expenses increased by $61.9 million to $277.5 million for the nine months ended September 30, 2022 compared to the same period last year, driven by the full period impact from our 2021 acquisitions as well as an increases in operating input costs, such as vehicles, fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales year to date. Further, employment costs such as wages and benefits increased due to an overall growth of our employee headcount compounded by inflationary labor market factors.

Other (expense) income: Consolidated other expense for the three months ended September 30, 2022 was $8.3 million compared to $5.9 million for the same period in 2021. The increase is primarily due to an increase in interest expense associated with variable-rate borrowings on our ABL credit facility made to support our growth through acquisitions in a rising interest rate environment.

Consolidated other expense for the nine months ended September 30, 2022 was $20.5 million compared to $29.5 million for the same period in 2021. The decrease is primarily due to the loss on debt extinguishment in the second quarter of 2021 of $11.9 million that did not recur in 2022.

Provision for income taxes: The Company recorded an income tax provision of $0.3 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, primarily driven by income in the current year that cannot be fully offset with net operating losses.

The Company recorded an income tax provision of $0.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to income in the current year that cannot be fully offset with net operating losses and establishing a full valuation allowance against our deferred tax asset in 2021.

Material Handling Results:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$83.7	$57.2	$26.5	46.3%	$222.7	$174.7	$48.0	27.5%
Parts sales	22.3	16.8	5.5	32.7%	61.6	47.7	13.9	29.1%
Service revenue	29.6	23.7	5.9	24.9%	83.2	70.4	12.8	18.2%
Rental revenue	17.7	12.6	5.1	40.5%	44.7	35.1	9.6	27.4%
Rental equipment sales	2.0	—	2.0	100.0%	4.2	0.8	3.4	425.0%
Total revenues	$155.3	$110.3	$45.0	40.8%	$416.4	$328.7	$87.7	26.7%

Cost of revenues:
New and used equipment sales	$67.5	$44.3	$23.2	52.4%	$175.9	$139.3	$36.6	26.3%
Parts sales	13.7	10.8	2.9	26.9%	38.3	30.8	7.5	24.4%
Service revenue	13.3	9.8	3.5	35.7%	35.8	26.9	8.9	33.1%
Rental revenue	2.0	1.2	0.8	66.7%	4.7	4.4	0.3	6.8%
Rental depreciation	5.4	3.5	1.9	54.3%	13.4	10.5	2.9	27.6%
Rental equipment sales	0.9	—	0.9	100.0%	2.3	0.6	1.7	283.3%
Cost of revenues	$102.8	$69.6	$33.2	47.7%	$270.4	$212.5	$57.9	27.2%

Gross profit	$52.5	$40.7	$11.8	29.0%	$146.0	$116.2	$29.8	25.6%

General and administrative expenses	$44.1	$34.7	$9.4	27.1%	$122.6	$102.1	$20.5	20.1%
Depreciation and amortization expense	1.8	1.4	0.4	28.6%	5.2	3.6	1.6	44.4%
Total general and administrative expenses	$45.9	$36.1	$9.8	27.1%	$127.8	$105.7	$22.1	20.9%

Income from operations	$6.6	$4.6	$2.0	43.5%	$18.2	$10.5	$7.7	73.3%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.4)	$(0.1)	$(0.3)	300.0%	$(0.8)	$(0.5)	$(0.3)	60.0%
Interest expense – other	(2.7)	(1.9)	(0.8)	42.1%	(7.2)	(5.7)	(1.5)	26.3%
Other income	1.1	0.8	0.3	37.5%	3.3	2.3	1.0	43.5%
Total other expense	$(2.0)	$(1.2)	$(0.8)	66.7%	$(4.7)	$(3.9)	$(0.8)	20.5%

Income before taxes	$4.6	$3.4	$1.2	35.3%	$13.5	$6.6	$6.9	104.5%

	Percent of Revenue		Percent of Revenue
Material Handling	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	53.8%	51.9%	53.5%	53.2%
Parts sales	14.4%	15.2%	14.8%	14.5%
Service revenue	19.1%	21.5%	20.0%	21.4%
Rental revenue	11.4%	11.4%	10.7%	10.7%
Rental equipment sales	1.3%	—	1.0%	0.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.5%	40.1%	42.2%	42.4%
Parts sales	8.8%	9.8%	9.2%	9.4%
Service revenue	8.6%	8.9%	8.6%	8.2%
Rental revenue	1.3%	1.1%	1.1%	1.3%
Rental depreciation	3.4%	3.2%	3.2%	3.2%
Rental equipment sales	0.6%	—	0.6%	0.1%
Cost of revenues	66.2%	63.1%	64.9%	64.6%

Gross profit	33.8%	36.9%	35.1%	35.4%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Total revenues	$155.3	$110.3	$45.0	40.8%	$416.4	$328.7	$87.7	26.7%
Acquisitions revenues	11.2	0.2			14.6	0.2
Organic revenues:
New and used equipment sales	$76.9	$57.0	$19.9	34.9%	$216.6	$174.5	$42.1	24.1%
Parts sales	20.4	16.7	3.7	22.2%	59.4	47.7	11.7	24.5%
Service revenue	27.1	23.8	3.3	13.9%	79.1	70.4	8.7	12.4%
Rental revenue	15.9	12.6	3.3	26.2%	42.9	35.1	7.8	22.2%
Rental equipment sales	3.8	—	3.8	100.0%	3.8	0.8	3.0	375.0%
Total organic revenues	$144.1	$110.1	$34.0	30.9%	$401.8	$328.5	$73.3	22.3%

Revenues: Material Handling segment revenues increased by $45.0 million to $155.3 million for the three months ended September 30, 2022 as compared to the same period last year. Overall, for the three months ended September 30, 2022, organic revenue streams were up 30.9% as compared to the same period last year. For the quarter, organic new and used equipment sales increased 34.9% as we were able to take delivery of more new equipment from OEMs, and then ultimately prepare and deliver the equipment to our customers, versus the same period last year. Notably, organic aftermarket parts and service revenues increased 17.3%, and rental revenue increased 26.2% from the same period last year. Positive market conditions helped to influence a year-over-year improvement in rental fleet utilization, and an elevated pricing environment alongside an aging customer field population had a compounding effect on parts and service sales growth in the period. Additionally, the three months ended September 30, 2022 included two months of operating activity for our YIT acquisition, which closed on July 29, 2022, driving further variance between the comparable periods.

Material Handling segment revenues increased by $87.7 million to $416.4 million for the nine months ended September 30, 2022 as compared to the same period last year. Organically, the segment revenues increased 22.3% year to date over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment and our OEMs ability to deliver more new equipment in 2022 versus 2021. Importantly, product support revenues increased 17.3%, and rental revenue increased 22.2%, on an organic basis, for the nine months ended September 30, 2022 as compared to the same period last year. The organic increase in rental revenue for the period is attributable primarily to a larger rental fleet and increases in both physical fleet utilization and rental rates. Additionally, the nine months ended September 30, 2022 included two months of operating activity for our YIT acquisition, which closed on July 29, 2022, driving further variance between the comparable periods.

Gross profit (GP):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	19.4%	22.6%	(3.2)%	21.0%	20.3%	0.7%
Parts sales	38.6%	35.7%	2.9%	37.8%	35.4%	2.4%
Service revenue	55.1%	58.6%	(3.5)%	57.0%	61.8%	(4.8)%
Rental revenue	58.2%	62.7%	(4.5)%	59.5%	57.5%	2.0%
Rental equipment sales	55.0%	NA	55.0%	45.2%	25.0%	20.2%

Segment gross profit	33.8%	36.9%	(3.1)%	35.1%	35.4%	(0.3)%

Material Handling gross profit for the three months ended September 30, 2022 decreased 310 basis points to 33.8% compared to the same period in 2021. We realized a decline in new and used equipment gross margin in the third quarter of 2022 when compared to the same period in 2021, as lower-margin lift truck fleet deliveries helped to elevate sales volume but impacted gross margins in the quarter as would be expected on the increased level of lift truck fleet deliveries. The decline in rental revenue gross margin in the third quarter of 2022, when compared to the same period last year, is primarily attributable to our recent acquisition of YIT, where the rental fleet has been marked to fair value and is being depreciated over its estimated remaining useful life. We have also grown the size of the Material Handling rental fleet on an organic basis which has led to an increased level of depreciation when compared to the three months ended September 30, 2021. Service gross margins reduced 350 basis points for the quarter, primarily related to an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers.

Material Handling gross profit for the nine months ended September 30, 2022 decreased 30 basis points to 35.1% compared to the same period in 2021, remaining relatively consistent overall. While new and used equipment gross margins have remained relatively consistent year-over-year, we have gained 240 basis points in parts gross margin through the first three quarters of 2022 when compared to the same period last year amid a favorable pricing environment for equipment replacement parts. The 480 basis points service margin declines in the Material Handling segment for the nine months ended September 30, 2022 can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor has since been allocated to costs of sales. Additionally, as it relates to service gross margin for the nine months ended September 30, 2022, we have also experienced an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers when compared to the same period last year.

General and administrative expenses: Material Handling G&A expenses increased by $9.8 million to $45.9 million for the three months ended September 30, 2022 as compared to the same period last year. This increase was mainly driven by the full period impact from the September 2021 acquisition of Baron and the 2022 YIT acquisition, an increase in operating input costs, such as vehicles fuel, an increase in personnel costs such as wages, sales commissions and bonuses, employer-sponsored benefits and growth in employee headcounts.

Material Handling G&A expenses increased by $22.1 million to $127.8 million for the nine months ended September 30, 2022 as compared to the same period last year, mainly due to the full period impact from the 2021 acquisitions of ScottTech and Baron, and the 2022 YIT acquisition. Sales related variable costs, such as sales commissions and bonuses as well as an increase in operating input costs, as described previously, are also impacting the year-over-year variance.

Other (expense) income: Material Handling other expense increased by $0.8 to $2.0 million for the three months ended September 30, 2022 as compared to the same period last year. The quarter over quarter increase was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to the Baron and YIT acquisitions, as the acquisitions were financed through our line of credit and floorplan financing facilities.

Material Handling other expense increased by $0.8 to $4.7 million for the nine months ended September 30, 2022 as compared to the same period last year. The increase is mainly related to the increase in total borrowings used to support acquisitions combined with a rise in interest rates on our floating-rate debt.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$126.4	$79.6	$46.8	58.8%	$356.3	$217.9	$138.4	63.5%
Parts sales	39.5	28.0	11.5	41.1%	111.9	82.6	29.3	35.5%
Service revenue	24.7	18.2	6.5	35.7%	71.0	52.6	18.4	35.0%
Rental revenue	32.5	29.1	3.4	11.7%	86.8	77.9	8.9	11.4%
Rental equipment sales	26.6	29.8	(3.2)	(10.7)%	100.8	96.8	4.0	4.1%
Total revenues	$249.7	$184.7	$65.0	35.2%	$726.8	$527.8	$199.0	37.7%

Cost of revenues:
New and used equipment sales	$109.0	$70.0	$39.0	55.7%	$306.7	$194.0	$112.7	58.1%
Parts sales	26.3	19.7	6.6	33.5%	78.4	59.0	19.4	32.9%
Service revenue	11.0	7.5	3.5	46.7%	30.5	21.3	9.2	43.2%
Rental revenue	3.9	3.4	0.5	14.7%	12.0	10.9	1.1	10.1%
Rental depreciation	20.5	18.7	1.8	9.6%	56.1	52.4	3.7	7.1%
Rental equipment sales	19.9	25.0	(5.1)	(20.4)%	80.3	81.1	(0.8)	(1.0)%
Cost of revenues	$190.6	$144.3	$46.3	32.1%	$564.0	$418.7	$145.3	34.7%

Gross profit	$59.1	$40.4	$18.7	46.3%	$162.8	$109.1	$53.7	49.2%

General and administrative expenses	$45.9	35.3	$10.6	30.0%	$132.0	$98.4	$33.6	34.1%
Depreciation and amortization expense	1.9	1.3	0.6	46.2%	6.4	3.7	2.7	73.0%
Total general and administrative expenses	$47.8	$36.6	$11.2	30.6%	$138.4	$102.1	$36.3	35.6%

Income from operations	$11.3	$3.8	$7.5	197.4%	$24.4	$7.0	$17.4	248.6%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(0.4)	$(0.2)	$(0.2)	100.0%	$(0.8)	$(0.9)	$0.1	(11.1)%
Interest expense – other	(4.4)	(3.3)	(1.1)	33.3%	(11.3)	(9.4)	(1.9)	20.2%
Other expense	(0.8)	(0.6)	(0.2)	33.3%	(2.4)	(2.0)	(0.4)	20.0%
Total other expense	$(5.6)	$(4.1)	$(1.5)	36.6%	$(14.5)	$(12.3)	$(2.2)	17.9%

Income (loss) before taxes	$5.7	$(0.3)	$6.0	(2000.0)%	$9.9	$(5.3)	$15.2	(286.8)%

	Percent of Revenue		Percent of Revenue
Construction Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
New and used equipment sales	50.6%	43.1%	49.0%	41.3%
Parts sales	15.8%	15.2%	15.4%	15.6%
Service revenue	9.9%	9.8%	9.8%	10.0%
Rental revenue	13.0%	15.8%	11.9%	14.8%
Rental equipment sales	10.7%	16.1%	13.9%	18.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.7%	37.9%	42.2%	36.7%
Parts sales	10.5%	10.7%	10.8%	11.2%
Service revenue	4.4%	4.1%	4.2%	4.0%
Rental revenue	1.5%	1.8%	1.7%	2.1%
Rental depreciation and amortization	8.2%	10.1%	7.7%	9.9%
Rental equipment sales	8.0%	13.5%	11.0%	15.4%
Cost of revenues	76.3%	78.1%	77.6%	79.3%

Gross profit	23.7%	21.9%	22.4%	20.7%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	2022 versus 2021		2022	2021	2022 versus 2021
Total revenues	$249.7	$184.7	$65.0	35.2%	$726.8	$527.8	$199.0	37.7%
Acquisitions revenues	34.8	—			104.5	—
Organic revenues:
New and used equipment sales	$105.5	$79.6	$25.9	32.5%	$292.5	$217.9	$74.6	34.2%
Parts sales	32.6	28.0	4.6	16.4%	93.3	82.5	10.8	13.1%
Service revenue	20.7	18.1	2.6	14.4%	58.0	52.6	5.4	10.3%
Rental revenue	31.0	29.1	1.9	6.5%	83.4	77.9	5.5	7.1%
Rental equipment sales	25.1	29.9	(4.8)	(16.1)%	95.1	96.9	(1.8)	(1.9)%
Total organic revenues	$214.9	$184.7	$30.2	16.4%	$622.3	$527.8	$94.5	17.9%

Revenues: Construction Equipment segment revenues increased by $65.0 million to $249.7 million for the three months ended September 30, 2022 as compared to the same period last year. This increase was mainly attributable to the full period results from the Ginop, Ambrose, Midwest Mine, and Gibson acquisitions that occurred throughout the second half of 2021. On an organic basis, new and used equipment sales increased 32.5% over the same period last year as market demand for equipment remains high while we were able to take delivery of more new equipment relative to the same period last year. Combined parts and service revenues increased 15.6% on an organic basis when compared to the same period last year primarily based on higher counter parts sales and a growing technician headcount. Rental revenue has increased 6.5% on an organic basis when compared to the prior year, and rental equipment sales declined 16.1% organically as we strategically balance the decision to retain fleet to benefit from the elevated rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments. Our rental department experienced improvements in both physical utilization and rental rates from the same time a year ago, and demand remained high for customers seeking the purchase of lightly used equipment amid OEM production shortages for new equipment.

Construction Equipment segment revenues increased by $199.0 million to $726.8 million for the nine months ended September 30, 2022 as compared to the same period last year. Organically, the segment revenues increased 17.9% year-to-date over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment and our OEMs ability to deliver more new equipment in 2022 versus 2021. Importantly, product support revenues increased 12.0%, and rental revenue increased 7.1%, on an organic basis, for the nine months ended September 30, 2022 as compared to the same period last year. The organic increase in rental revenue for the period is primarily attributable to increases in rental rates and physical utilization. Rental equipment sales remained relatively flat for the nine months ended September 30, 2022 as compared to the same period last year, as we strategically balance the decision to retain fleet to benefit from the elevated rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	13.8%	12.1%	1.7%	13.9%	11.0%	2.9%
Parts sales	33.4%	29.6%	3.8%	29.9%	28.6%	1.3%
Service revenue	55.5%	58.8%	(3.3)%	57.0%	59.5%	(2.5)%
Rental revenue	24.9%	24.1%	0.8%	21.5%	18.7%	2.8%
Rental equipment sales	25.2%	16.1%	9.1%	20.3%	16.2%	4.1%

Segment gross profit	23.7%	21.9%	1.8%	22.4%	20.7%	1.7%

Construction Equipment gross profit increased by 180 basis points to 23.7% in the three months ended September 30, 2022 from 21.9% in the same period in 2021. New and used equipment sales margins as well as rental equipment sales margins improved compared to the same period in 2021 amidst a supply-constrained marketplace causing retail prices to rise. Parts sales margins improved 380 basis points in the third quarter of 2022 compared to the same period in 2021, exhibiting the influence of the same supply-constrained marketplace mentioned for equipment sales. Service revenue margins were 55.5% in the third quarter of 2022, a reduction of 330 basis points from the same period last year. The decline is a result of several factors including the impact of the acquisitions within the segment in the prior year, an increase in non-billable costs of our technicians which include training, paid time off, unreimbursed travel time to customers, and a reduction of OEM reimbursement rates has led to incremental warranty and fleet repair write-offs. Rental revenue gross margins improved amid strengthening physical utilization and a positive rental rate environment.

Construction Equipment gross profit increased by 170 basis points to 22.4% in the nine months ended September 30, 2022 from 20.7% in the same period in 2021, with overall margin improvements reflective of the general business climate and demand factors of the industry. Specifically, new and used equipment sales margins increased 290 basis points to 13.9%, primarily related to a favorable equipment pricing environment and revenue being more heavily weighted to higher margin equipment types when compared to the same period last year. These factors also led to a 410 basis points increase in rental equipment sales margin when comparing the year-to-date periods. Parts sales margins are modestly improved year to date when compared to the same time last year amid a favorable pricing environment. Rental revenue gross margin for the nine months ended September 30, 2022 was moderately improved from the same period last year. Service gross margins reduced 250 basis points year-to-date primarily related to an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers, and a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to excess warranty write-offs, and less gross margin, when compared to the same period last year.

General and Administrative expenses: Construction Equipment G&A expenses increased by $11.2 million to $47.8 million for the three months ended September 30, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly attributable to the full period G&A impact as a result of the construction segment acquisitions of Ginop, Ambrose, Midwest Mine and Gibson throughout the second half of 2021. Beyond the influence of the acquisitions, we experienced increases in operating input costs, such as vehicles, fuel and technician shop supplies, and an increase in certain sales-related variable expenses such as sales commissions and marketing expenditures, which supported the large increase in new and used equipment sales for the quarter. Additionally, we realized increases in personnel costs such as wages, bonuses, and employer-sponsored benefits, a result of inflationary factors and general headcount increases in the segment.

Construction Equipment G&A expenses increased by $36.3 million to $138.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021, mainly due to the influence of our acquired companies’ impact on the current period and increases in operating input costs, such as vehicles, fuel and technician shop supplies, and an increase in certain sales-related expenses such as sales commissions and marketing expenditures, which supported the large increase in new and used equipment sales for the quarter. Additionally, we realized increases in personnel costs such as wages, bonuses, and employer-sponsored benefits, a result of inflationary factors and general headcount increases in the segment.

Other (expense) income: Construction Equipment other expense increased by $1.5 million to $5.6 million for the three months ended September 30, 2022 as compared to the same period in 2021. The quarter over quarter increase was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to the 2021 acquisitions, as the acquisitions were financed through our line of credit and floorplan financing facilities.

Construction Equipment other expense increased by $2.2 million to $14.5 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The variance was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to the 2021 acquisitions, as the acquisitions were financed through our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2022, operating activities resulted in net cash provided by operations of $18.3 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily gain on sale of rental fleet and depreciation and amortization, generated $78.2 million for the nine months ended September 30, 2022. This was partially offset by $59.9 million of net working capital investments.

For the nine months ended September 30, 2021, operating activities resulted in net cash provided by operations of $6.1 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily gain on sale of rental fleet and depreciation and amortization, generated $53.1 million for the nine months ended September 30, 2021. This was partially offset by $47.0 million of net working capital investments.

Cash Flow from Investing Activities. For the nine months ended September 30, 2022, our cash used in investing activities was $85.7 million. This was mainly due to $45.3 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of non-rental assets and $40.4 million use of cash for the YIT acquisition and adjustments to the purchase prices of our 2021 acquisitions.

For the nine months ended September 30, 2021, our cash used in investing activities was $41.9 million. This was mainly due to $38.0 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of non-rental assets and $3.9 million use of cash for the ScottTech and Baron acquisitions and adjustments to the purchase prices of our 2020 acquisitions.

Cash Flow from Financing Activities. For the nine months ended September 30, 2022, cash provided by financing activities was $67.3 million. The favorable impact was mainly due to $57.5 million of net proceeds under our line of credit, primarily related to a draw on the line to fund the YIT acquisition, and net proceeds of $17.5 million related to floor plans with an unaffiliated source (i.e., a non-OEM vendor). This was partially offset by $2.5 million payments on finance lease obligations, $4.0 million related to preferred dividend payments and $1.2 million related to other financing activities.

For the nine months ended September 30, 2021, cash provided by financing activities was $35.8 million. The favorable impact was mainly due to $310.2 million net proceeds from the Notes issuance partially offset by $153.1 million payments related to the extinguishment of a term loan, $112.3 million of net payments under our line of credit, $1.6 million in payments related to floor plans with an unaffiliated source (i.e. a non-vendor), $1.2 million payments on finance lease obligations, $2.8 million payments related to preferred dividends and promissory notes, and $1.5 million of payments related to debt issuance costs.

Sources of Liquidity

The Company reported $2.1 million in cash for the nine months ended September 30, 2022. As of September 30, 2022, we had $364.4 million of available borrowings under the revolving line of credit and floor plans.

Senior Secured Second Lien Notes

As of September 30, 2022, outstanding borrowings under the Notes were $310.8 million, which included $4.2 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

Line of Credit and First Lien Floor Plan Facility

The ABL Facility has a maximum borrowing capacity of $430.0 million, subject to the borrowing base limitation in the Amended and Restated Credit Agreement, and interest cost is the SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes remain outstanding as of December 1, 2025. As of September 30, 2022, the Company had an outstanding ABL Facility balance of $158.4 million, excluding unamortized debt issuance costs.

The Floor Plan Credit Agreement is an asset-based revolving loan facility related to specific equipment that provides for borrowings of up to the lesser of $60.0 million or the borrowing base. The Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $48.1 million, excluding unamortized debt issuance costs.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

OEM captive lender and suppliers’ floor plans payable are financing arrangements for new and used inventory and rental equipment. We have such arrangements with several OEM captive lenders and suppliers each with borrowing capacities ranging from $0.1 million to $102.0 million. Certain floor plans provide for a five to twelve-month interest only or deferred payment period. In addition, these floor plan agreements provide for interest or principal free terms at the supplier’s discretion. The Company routinely sells equipment that is financed under OEM captive lender floor plans prior to the original maturity date of the financing agreement. The related OEM captive lender floor plans payable is then due and payable at the time the equipment being financed is sold. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $162.3 million and $124.3 million, respectively.

Maximum borrowings under the floor plans and the revolving line of credit are limited to $780.0 million. The total amount outstanding as of September 30, 2022 and December 31, 2021 was $368.8 million and $255.6 million, exclusive of debt issuance and deferred financings costs of $2.3 million and $2.4 million, respectively.

Cash Requirements Related to Operations

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under line of credit and floor plans payable, fund acquisitions, meet debt service requirements and funding the Preferred Stock and Common Stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended September 30, 2022 was approximately $140.9 million, including $101.0 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $105.1 million for the period ended September 30, 2022 as our business model is to sell lightly used inventory to customers from our rental fleet so as to increase field population in our geographies.

In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future.

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

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2022, there was $4.9 million in outstanding letters of credits issued in the normal course of business.

The Company was also party to certain contracts in which it guarantees the performance of lease agreements between third-party lessees and various third-party leasing companies. The terms of the guarantees range from two to five years. In the event of a default by a third-party lessee, the Company would be required to pay all, or a portion of the remaining unpaid lease obligation as specified in the contract. The estimated exposure related to these guarantees was $1.2 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt and foreign currency risks.

Interest rate risk: Our earnings may be affected by changes in interest rates since interest expense on the ABL Facility and Floor Plan Facilities are currently calculated based upon (a) the prime rate less an applicable margin of 0.75% and (b) the SOFR plus an applicable margin of 2.75%.

At September 30, 2022 and December 31, 2021, we had $158.4 million and $100.7 million, respectively, outstanding borrowings under the ABL Facility. At September 30, 2022 and December 31, 2021, we had $210.4 million and $154.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of September 30, 2022, based upon the amount of our variable rate debt outstanding, our annual pre-tax earnings would decrease by approximately $2.4 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Floor Plans, and Note 10, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have significant exposure to changing interest rates as of September 30, 2022 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Foreign currency risk: Due to our international operations with the acquisition of YIT, a portion of our revenues, cost of revenues, and operating expenses are denominated in foreign currency. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar affect the translated value and relative level of revenues and net income that we report from one period to the next.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022

Refer to Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K for more information on the material weaknesses identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2021. As of September 30, 2022, these material weaknesses have not been fully remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting.

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

(1)
For the material weakness over user access and segregation of duties; (i) within our enterprise resource planning (“ERP”) system, we have installed a specific module to assist with the documentation and monitoring of user access and segregation of duties; (ii) a team of resources customized the module for Alta’s environment and needs; (iii) we are performing detailed testing of the new ERP module to validate that it is operating as intended; (iv) we will enhance and expand our policies and procedures over the performance of user access reviews and the monitoring of segregation of duties to incorporate the use of the new ERP module; (v) training will be provided to control owners over the new ERP module and the updated policy and procedures documentation.

(2)
For the material weakness over parts inventory; (i) we have enhanced and expanded our policies and procedures over the performance of controls around parts inventory, including cycle counts, receiving, and the monitoring of inventory adjustments; (ii) we have developed and delivered training programs to educate personnel concerning the principles and requirements of each control impacting parts inventory; (iii) we are performing testing over the enhanced policies and procedures to validate the controls are performing as intended.

(3)
For the material weakness over order-to-cash; (i) we have enhanced and expanded our policies and procedures over the performance of controls around the sales process, across all lines of business; (ii) we have developed and delivered training programs to educate personnel concerning the principles and requirements of each control impacting the sales cycle; (iii) we have developed and implemented regular management monitoring controls to identify and address deviations from policies in a timely manner, (iv) we are performing testing over the management monitoring controls to validate they are performing as intended.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.11	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.13	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: November 9, 2022	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)