Form 10-K
period 2022-12-31
ALTA EQUIPMENT GROUP INC.
filed 2023-03-09
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, there were 31,981,843 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2022 was approximately $179.3 million, calculated by using the closing price of the Common Stock on such date on the New York Stock Exchange of $8.97.

As of March 6, 2023, there were 32,194,243 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, income or loss, projected costs, prospects, plans and objectives of management.

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

Some factors that could cause actual results to differ include, but are not limited to:

•
supply chain disruptions, inflationary pressures resulting from supply chain disruptions or a tightening labor market;
•
negative impacts on customer payment policies and adverse banking and governmental regulations, resulting in a potential reduction to the fair value of our assets;
•
the performance and financial viability of key suppliers, contractors, customers and financing sources;
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
•
federal, state and local budget uncertainty, especially as it relates to infrastructure projects;
•
currency risks and other risks associated with international operations; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in this annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Item 1. Business.

Overview

We own and operate one of the largest integrated equipment dealership platforms in the United States (“U.S.”) and have a presence in Canada. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks, heavy and compact earthmoving equipment, environmental processing equipment, and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)
new equipment sales;
(ii)
used equipment sales;
(iii)
parts sales;
(iv)
repair and maintenance services; and
(v)
equipment rentals.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our Original Equipment Manufacturer (“OEM”) partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, JCB and Kubota, among many others as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in New York, New Jersey, eastern Pennsylvania and New England markets.

We are committed to providing our customers with a best-in-class equipment dealership experience. Our customers are principally focused on equipment reliability and uptime, and our teams of skilled technicians and commitment to service are key to establishing and maintaining long-term customer relationships, representing a critical competitive advantage. Parts and service are also our most predictable and profitable businesses, with the dealership model structured to drive aftermarket parts and service revenue. Through our new and used equipment sales and our sale of lightly used rental fleet, we populate our exclusive territories with serviceable equipment. As the field population ages, we capitalize on aftermarket parts and service sales through the equipment maintenance cycle.

Products and Services

New Equipment Sales. We sell new material handling, construction and environmental processing equipment and are a leading dealer for nationally recognized OEMs. Our new equipment sales generate customers for our parts sales and service operations, which grow with an expanding equipment field population in our territories. Additionally, we provide warehouse design and build services, automated equipment installation and system integration solutions within our Material Handling segment.

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

Service Support. We provide maintenance and repair services for our customers’ equipment and maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide recurring maintenance services and warranty repairs for our customers.

Equipment Rentals. We rent material handling and construction equipment to our customers. We view our rental fleet as an important component of our one-stop-shop model, and customers rely on our rental equipment to integrate into their business over the long term when flexing up their fleet capacity for a project or when customer-owned equipment is being serviced. Our rental business also supports our rent-to-sell strategy, in which we sell equipment from our rental fleet to customers who prefer to purchase lightly used equipment. As with new and used equipment sales, the rent-to-sell solution generates parts and service revenue as equipment is sold into our territories.

Industry Background

The industries for material handling, construction and environmental processing equipment are driven by a broad range of economic factors and trends, including the ongoing transition of consumer preferences toward online retail and the associated warehousing and logistics requirements, residential, non-residential and infrastructure related construction trends, manufacturing and distribution, biofuel, composting, recycling, and general construction, material handling and eco-friendly waste solutions equipment demand. In addition, regional factors have an impact, particularly where equipment dealerships have territorial exclusivity with OEM partners.

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

Competitive Strengths

We believe that the following attributes are important to our ability to compete effectively and to achieve our financial objectives:

Integrated Dealership Platform Providing Full Scale Solutions to Customers. Our integrated equipment sales, service, and rental platform provide a one-stop-shop for a highly diverse group of customers, enabling us to profitably grow our revenue throughout the years and giving us a competitive advantage over our single channel competitors and traditional equipment rental houses, which may have difficulty expanding due to the infrastructure, training, and relationships necessary to support a growing population of equipment in a designated territory and that typically have limited parts and service offerings. With our over 70 dealership locations, we believe that our scale will help us be the leading provider of material handling, construction, and environmental processing equipment and aftermarket parts and service support in each of our territories.

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

Ability to Attract and Retain Skilled Technical Employees. We believe that we provide best-in-class parts and service support to our customers, and the ability to attract and retain skilled technicians is critical to aftermarket performance. We have partnered with trade and technical schools in all of our territories and these relationships, along with our recruiting prowess, provide us with a pipeline of skilled employees. To retain employees, we offer attractive benefits, clean facilities with the most advanced diagnostic software, modern tools and OEM parts. Above all, we view our technicians as key contributors to future success, and we accord respect to our skilled technicians.

Leading Dealer for Equipment Manufacturers. We are a leading U.S. dealer for many nationally recognized material handling, construction, and environmental processing equipment OEMs, including Hyster-Yale, Volvo, JCB, Kubota and Doppstadt. Our primary dealer agreements grant us exclusivity for new equipment, replacement part sales, and diagnostic service software in our territories. The OEM relationships also promote our acquisition strategy, as the OEMs prefer to partner with fewer, larger financially stable dealerships and view us as a prominent consolidator.

High-Quality Rental Fleet for Rent-to-Sell and Rent-to-Rent Programs. Equipment rental is complementary to our new and used equipment sales and is an important component of our one-stop-shop model. Rental operations are fully aligned with our dealership strategy, as the rent-to-sell solution provides an additional sales channel by which we are able to populate our territories with equipment and generate high-margin parts and service revenue thereafter. In addition, our existing equipment customers rely on our rental fleet when facing short-term equipment needs and when customer equipment is being serviced.

Experienced Management Team. Our senior management team is led by Chief Executive Officer ("CEO") Ryan Greenawalt, Chief Financial Officer ("CFO") Anthony Colucci and Chief Operating Officer ("COO") Craig Brubaker, each of whom has substantial experience in the equipment distribution industry. Our senior leadership is well known and highly respected in the industry. Industry relationships provide a meaningful portion of our acquisition pipeline, as dealership owners frequently approach our management team to discuss a sale. Additionally, our senior leadership team is experienced in managing our business throughout the business cycle.

Business Strategy

We employ the following business strategies:

Align with World-Class Original Equipment Manufacturers by Securing Dealership Agreements for Exclusive Territories. We contractually agree with best-in-class material handling and construction equipment OEMs to represent them exclusively in designated territories (i.e. a state or province). These exclusive agreements allow us to take a long-term view to a given market place, build a complementary product offering which drives market share with customers and ultimately allows us, and our OEMs, to focus on growing market share within the territory. Importantly, these agreements give us exclusive rights to purchase OEM parts and the access to OEM software which allows us to safely and effectively repair our customers equipment.

Grow the Field Population of Equipment in Our Territories and Leverage that Equipment to Grow Parts and Service Revenue. We actively populate our territories with new and used equipment, which generates predictable, high-margin parts and service revenue. We follow this strategy with each of our acquisitions into new territories and with new OEM partnerships, growing the field population of equipment through our new, used, and rent-to-sell sales channels upon market entry. As a result, we expect future benefits from increasing aftermarket parts and service revenue driven by the equipment maintenance cycle.

Recruit Skilled Technicians to Expand the Parts and Service Operations. We depend on our teams of technicians to provide customers with best-in-class parts and service support, and we have developed a multifaceted strategy to recruit skilled mechanics. We regularly hire mechanics away from independent rental or service businesses in our markets, where a lack of access to OEM parts and diagnostic tools make servicing increasingly sophisticated equipment difficult. Additionally, we have been successful in hiring skilled technicians from other industries, such as the automotive industry. Also, our partnerships with technical schools and community colleges provide consistent access to new technicians. We intend to replicate this strategy as we acquire additional dealership territories.

Pursue Strategic Acquisitions. Our management team has successfully completed over 25 acquisitions. We have two primary areas of focus when pursuing acquisitions:

•
Territory In-Fill. Within our existing territories, we pursue acquisitions that may provide for new OEM relationships whose equipment will complement the existing product portfolio in a territory, new customer relationships and pools of skilled technicians. These acquisitions advance the parts and service strategy by simultaneously increasing the field population within the existing territory and expanding the number of skilled technicians to generate predictable, high-margin service and parts revenue.
•
Territorial Expansion. Our geographic footprint has grown through acquisitions, from our original Michigan lift truck territory to a leading equipment dealer with operations in the Midwest, New York, New England, Florida, parts of Ontario and Quebec. In selecting additional territories for acquisition, we prioritize opportunities that can be improved by our systems and processes and/or markets with a high density of equipment users.

Pursue Synergistic Verticals. With our existing expertise with commercial equipment dealerships, we pursue strategic opportunities to leverage our knowledge in operating equipment dealerships to grow into other tangential verticals of commercial equipment of over-the-road vehicles. As an example, to leverage our prowess in e-mobility and meet the growing demand for commercial electric vehicles within our existing territories, we have entered the over-the-road vehicle dealership industry by virtue of our new partnership with Nikola. Similarly, with our historic success and customer relationships in equipment distribution for OEMs in exclusive territories, we will pursue growth opportunities in the wholesale equipment distribution sector, where we look to contractually possess master dealer rights for to distribute OEM equipment in a significant geographic territory (e.g. North America). Our recent acquisition of Ecoverse Industries, LTD ("Ecoverse") represents our entrance into the wholesale equipment distribution sector.

Customers

Our customer end markets include diversified manufacturing, food and beverage, wholesale/retail, distribution, construction, automotive, municipal/government, and medical. Our customers vary from small, single machine owners to large construction contractors and leading multi-national commercial companies. In 2022, no single customer accounted for more than 1% of our total revenues. Our top ten customers combined accounted for approximately 5% of our total revenues in 2022.

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

Sales and Marketing

We have organized our sales forces to be aligned around specific equipment types. We believe specialized sales forces for types of equipment allows our sales teams to develop expertise in certain end markets which allow them to effectively meet the demands of our diverse customer base. We have commission-based compensation programs for our sales forces.

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

We utilize a customized Enterprise Resource Planning (“ERP”) tool, called e-Emphasys, which includes a sophisticated customer relationship management ("CRM") functionality. e-Emphasys was designed specifically for equipment dealerships. We believe that our ERP and its CRM enhances our territory management capabilities by increasing the productivity of our sales teams and by tracking equipment service history to advance our customer support goals.

While our specialized, well-trained sales force strengthens our customer relationships and fosters customer loyalty, we also promote our business through marketing and advertising, including industry publications, digital marketing, direct mail campaigns, television and radio, and our website at www.altaequipment.com. The information contained on such websites is not a part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual report on Form 10-K or any other public filing made with the SEC. Advertising and marketing costs are expensed as incurred and for the years ended December 31, 2022, 2021 and 2020 were $5.4 million $5.5 million, and $3.5 million respectively.

Suppliers

We purchase a significant amount of equipment and parts from a large number of manufacturers with whom we have distribution agreements. We purchased approximately 43% of our new equipment, rental fleet, and replacement parts from four major OEMs (Hyster-Yale, Kubota, JCB and Volvo) during the year ended December 31, 2022. Notably, we are the exclusive OEM replacement part distributor in substantially all of our territories, allowing us to provide superior service support to our customers from an aftermarket perspective.

Information Technology ("IT") Systems

Among other metrics, our information systems track rental inventory and labor utilization statistics, and detailed operational and financial information. Our integrated services platform enables us to closely monitor our performance and our business. Our point-of-sale system enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. Our business system is a full suite of highly integrated software solutions intended to manage equipment dealership activities at all essential levels. Real-time data and analytics provide detailed visibility to information across all functional areas, promoting proactive, data-driven decisions. Over 75 points of integration with our OEMs have been implemented which have greatly streamlined activities in the areas of parts inventory management and pricing, warranty claims handling, accounts payable automation, and supporting commercial credit accounts. Additional operational efficiencies are gained through our use of integrated solutions such as electronic document management, service scheduling and technician dispatch, mobile field service, and mobile equipment inspection. Analytics are provided through a data warehouse which is tightly integrated with the business system, providing real-time reports and key performance indicator dashboards that are tailored to meet the specific needs of each department and region.

Our CRM system provides sales and customer information, available rental fleet and inventory information, a quote system and other organizational tools to assist our sales forces. We maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned equipment and enables us to more effectively provide parts and services to meet their needs. Our critical systems run on servers and other equipment that represents current technology from reputable suppliers and is serviced through existing maintenance agreements.

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

Competition

The material handling and construction equipment sales and distribution industries are competitive and remain fragmented, with large numbers of competitors operating on a regional or local scale. Within our territories, our competitors range from multi-location, regional operators to single-location dealers of competing equipment brands. We compete with other equipment dealers that sell other brands of equipment that we do not represent or that we do not represent in a particular market. We also compete with local and nationwide rental businesses in certain product categories.

Competition among equipment dealers, whether they offer material handling or construction equipment or both, is primarily based on customer service, including repair and maintenance service provided by the dealer, reputation of the OEM and dealer, quality and design of the products, and price. In our experience, reliability and uptime are the key considerations for customers in selecting a material handling and construction equipment dealer, and we believe that our focus on parts and service support has helped us win and maintain customer business. In contrast, price is not typically a customer’s key point of differentiation in selecting among competing equipment, as OEM partners often provide pricing flexibility and discounting in order to drive market share.

Within substantially all of our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. This exclusivity affords us effectively no competition from others when selling these brands in our territories.

Environmental, Health and Safety Regulations

Our facilities and operations are subject to various, comprehensive, and frequently changing federal, state, and local environmental and occupational health and safety laws and regulations in the U.S. These requirements govern, among other things, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air quality (emissions) and wastewater, as well as the protection of human health and safety. We do not currently anticipate any material adverse effect on our business, financial condition or competitive position as a result of our compliance with such requirements. We will continue to take necessary steps to comply with environmental requirements, but we do not expect to incur material capital or other expenditures for environmental controls or compliance.

Human Capital

Employees

As of December 31, 2022, we had approximately 2,800 employees. Of these employees, approximately 1,150 are skilled technicians paid on an hourly basis and the remainder are hourly and salaried corporate, sales, operating, and administrative personnel. We have approximately 550 employees covered by collective bargaining agreements. We believe our relations with our employees are good, and we have never experienced a long-term work stoppage. We are committed to fostering a diverse workforce and an inclusive environment and have instituted various initiatives to increase our diversity as it relates to recruiting and training opportunities.

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

Talent Development and Employee Training

Our goal is to attract, develop, and retain a talented and high-performing workforce. We are committed to our employees and their development, and we strive to create opportunities for the continual professional development of our employee base. These opportunities include continuing education and specialty training.

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs for our employees as we believe competitive compensation arrangements are core to an engaged and productive employee base. We believe our compensation programs align both individual and team contributions to promote our culture and drive our performance. Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) and profit-sharing plan. Eligible employees may contribute a percentage of their salary up to the Internal Revenue Service limit. The Company may contribute a discretionary percentage of the amount deferred by the employee. Total contributions made by the Company to the 401(k) plan amounted to approximately $4.0 million, $3.9 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, our stockholders approved an Employee Stock Purchase Program ("ESPP") which is expected become effective in 2023.

Legal Proceedings

There is no material litigation, arbitration, or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Available Information

We electronically file annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, investors.altaequipment.com, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished pursuant to section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.

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

Item 1A. Risk Factors.

Risks Related to the Company’s Business and Industry

The Company’s business could be adversely affected by declines in construction, material handling and environmental processing activities, or a downturn in the economy in general, which could lead to decreased demand for equipment, depressed equipment rental rates and lower sales prices, resulting in a decline in the Company’s revenues, gross margins and operating results.

The Company’s equipment is principally used in connection with construction, material handling, and environmental processing activities. Consequently, a downturn in these activities, or the economy in general, may lead to a decrease in the demand for equipment and services or depress rental rates and the sales prices for the Company’s replacement parts and equipment. The Company’s business may also be negatively impacted, either temporarily or long-term, by:

•
a reduction in spending levels by our customers;
•
unfavorable credit markets affecting our customers access to capital;
•
adverse changes in federal, state, and local government infrastructure spending and taxation;
•
our inability to pass along operating cost increases related to inflation to customers;
•
an increase in the cost of construction materials;
•
adverse weather conditions or natural disasters which may affect a particular region;
•
a pandemic or similar national or global health crisis;
•
a labor work stoppage or shortage of skilled technicians;
•
a prolonged shutdown of the U.S. or local government;
•
an increase in interest rates;
•
adverse foreign currency fluctuations;
•
terrorism, war or hostilities involving the U.S. or Canada;

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
•
the weather conditions, specifically in our northern markets;
•
the timeliness of OEM equipment deliveries;
•
seasonal sales and rental patterns of the Company’s construction customers;
•
changes in the size of the Company’s rental fleet and/or in the rate at which it sells its used equipment from the fleet;
•
changes in corporate or government spending for infrastructure projects;
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

The equipment dealership and rental industries are highly competitive and fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors have significantly greater financial, marketing, and other resources than the Company does, and may be able to reduce rental rates or sales prices in the market, which could negatively impact our business. The Company may encounter increased competition from existing competitors or new market entrants in the future which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to the ability of our OEMs to deliver cost competitive equipment and parts timely.

To the extent the cost of our OEMs equipment is not competitive versus our competition’s equipment, the Company could suffer lost sales and market share over time. This loss of market share would ultimately reduce our serviceable field population of equipment which yields revenue in our high-margin product support departments. Additionally, to the extent our OEMs replacement parts are not cost competitive versus the competition this could impact the total cost of ownership of a piece of equipment from a customer perspective and ultimately lead to lost sales for the Company.

The Company purchases a significant amount of its equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have a material adverse effect on the Company’s business.

The Company purchases most of its sales and rental equipment, and aftermarket parts from leading, nationally known OEMs. Approximately 43% of the Company’s equipment sales and aftermarket parts are purchased from four major manufacturers (Hyster-Yale, Kubota, JCB, and Volvo). Although the Company believes that it has alternative sources of supply for equipment sales and aftermarket parts it purchases in each of its core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have a material adverse effect on the Company’s business, financial condition and results of operations if it were unable to obtain an adequate replacement supplier.

Some of the Company’s suppliers of new equipment and aftermarket parts may appoint additional distributors, sell directly, or unilaterally terminate the Company’s distribution agreements, which could have a material adverse effect on the Company’s business due to a reduction of, or inability to increase, the Company’s revenues.

The Company is a distributor of new equipment and parts supplied by leading, nationally recognized suppliers. In certain instances, under the Company’s distribution agreements with these suppliers, manufacturers may generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. Primarily, the Company has distribution agreements with OEM suppliers which operate under our established course of dealing and are subject to applicable state laws regarding such relationships. In most instances, the suppliers may unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The cost of new equipment that the Company sells or purchases for use in its rental fleet may increase and, in some cases, the Company may not be able to procure new equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that the Company sells or purchases for use in its rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel, which is a primary material used in most of the equipment the Company uses, or due to increased regulatory requirements, such as those related to emissions. These increases could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers. Similarly, any increase in the cost of parts the Company purchases for resale could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers.

The Company’s rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including: the market price for new equipment of a like kind; wear and tear on the equipment relative to its age; worldwide and domestic demands for used equipment; the supply of used equipment on the market; and general economic conditions. Any significant decline in the selling prices for used equipment could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company incurs maintenance and repair costs associated with its rental fleet equipment that could have a material adverse effect on its business in the event these costs are greater than anticipated.

As the Company’s fleet of rental equipment ages, the cost of maintaining such equipment generally increases, if not replaced within a certain period of time. Determining the optimal age for the Company’s rental fleet equipment is based on subjective estimates made by the Company’s management team. The Company’s future operating results could be adversely affected because the Company’s maintenance and repair costs may be higher than estimated.

Security breaches and other disruptions in the Company’s IT systems, including the Company’s customer relationship management system, could limit the Company’s capacity to effectively monitor and control its operations, compromise its or its customers’ and suppliers’ confidential information, or otherwise adversely affect the Company’s operating results or business reputation.

The Company’s IT systems, some of which are managed by third parties, facilitate the Company’s ability to monitor and control the Company’s operations and adjust to changing market conditions, including processing, transmitting, storing, managing, and supporting a variety of business processes, activities, and information. Further, as the Company pursues its growth strategy it is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Any disruption in any of these systems, including the Company’s customer management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect the Company’s operating results by limiting the Company’s capacity to effectively monitor and control the Company’s operations and adjust to changing market conditions.

The Company collects and stores sensitive data, including proprietary business information and the proprietary business information of the Company’s customers and suppliers, in data centers and on IT networks, including cloud-based networks. The secure operation of these IT networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s IT networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. The growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, the Company may need to invest additional resources to protect the security of the Company’s systems or to comply with evolving privacy, data security, cybersecurity, and data protection laws applicable to the Company’s business.

Any failure to effectively prevent, detect, and/or recover from any such access, disclosure or other loss of information, or to comply with any such current or future law related thereto, could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

Fluctuations in fuel costs or reduced supplies of fuel could harm the Company’s business.

The Company could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs related to the Company’s field service fleet and for transporting equipment from one location to another. A significant or protracted disruption of fuel supplies could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is dependent on key personnel. A loss of key personnel could have a material adverse effect on the Company’s business which could result in a decline in the Company’s revenues and profitability.

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

The Company previously identified three material weaknesses in our internal controls related to ineffective information technology general controls ("ITGCs"), order to cash controls and parts inventory controls which, if we fail to maintain an effective system of internal control in the future, could result in loss of investor confidence and adversely impact our stock price.

As disclosed in Part II, Item 9A, our Annual Report on Form 10-K as of December 31, 2021, management previously identified three material weaknesses in internal control. There were ineffective ITGCs in the areas of user access and segregation of duties over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. There were ineffective controls in the aggregate over parts inventory, including cycle counts, receiving controls, and monitoring of adjustments to inventory. Throughout 2022, the Company completed the testing of the design and operating effectiveness of the controls. Management has determined that the controls are adequately designed and are operating effectively and consider these material weaknesses identified in the prior year to be remediated as of December 31, 2022.

Additionally, the Company did not maintain effective controls over the sales process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts, which in the aggregate constituted a material weakness. During 2022, we made progress towards remediation of this material weakness as we have enhanced and expanded our policies and procedures over the performance of controls around the sales process, across all lines of business, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts. We have designed and implemented detective review controls to identify and address deviations from policies in a timely manner. We have developed and delivered training programs to educate personnel concerning the requirements of each control impacting the sales process, but did not fully remediate the order to cash material weakness and concluded that our internal control over financial reporting was not effective as of December 31, 2022. We are continuing to further refine our policies and procedures and train our personnel over the performance of controls related to the sales process. While there can be no assurance that our efforts will be successful, management is committed to the remediation of the material weakness. If we are unable to remediate the material weakness or otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

The Company has approximately 550 employees who are covered by a collective bargaining agreement and approximately 2,250 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain departments and/or locations of the Company’s nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of the Company’s employees, which could adversely affect the Company’s ability to serve its customers. Further, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements could have material adverse effects on the Company’s labor costs, productivity and flexibility.

Increases in healthcare, pension, and other costs under the Company’s benefit plans could adversely affect our financial condition and results of operations.

We provide single employer and multiemployer health, defined benefit pension and defined contribution benefits to many of our employees. The costs of such benefits continue to increase, and the extent of any increase depends on a number of different factors, many of which are beyond our control. These factors include governmental regulations such as The Patient Protection and Affordable Care Act, which resulted in changes to the U.S. healthcare system and impose mandatory types of coverage, reporting and other requirements; return on plan assets; changes in actuarial valuations, estimates, or assumptions used to determine our benefit obligations for certain benefit plans, which require the use of significant estimates, including the discount rate, expected long-term rate of return on plan assets, mortality rates and the rates of increase in compensation and healthcare costs; for multiemployer plans, the outcome of collective bargaining and actions taken by trustees who manage the plans; and potential changes to applicable legislation or regulation.

The Company has various health plans that cover eligible employees, including a self-insured group health plan, workers compensation, and auto coverage which contain certain stop-loss provisions. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims. Our business may be adversely impacted if our insurance proves to be inadequate. In addition, claims associated with risks we have retained through our self-insurance may exceed our recorded liabilities which could negatively impact future earnings. Accrued health insurance for both known claims and an estimated amount of claims incurred but not reported was $1.8 million and $1.1 million, as of December 31, 2022 and 2021, respectively. Also, if there are significant increases in healthcare costs, the premiums paid by the Company could adversely affect the Company's financial condition and results of operations. Health benefit plan expenses, including benefits paid and insurance premiums, totaled approximately $25.6 million, $21.3 million, and $15.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

Risk Related to the Company’s Acquisitions, Growth, and Integration

The Company may not be able to identify or complete transactions with attractive acquisition candidates. Future acquisitions may result in significant transaction expenses, and the Company may experience integration and consolidation risks.

An important element of the Company’s growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses, in particular companies that complement the Company’s existing business and footprint. The success of this element of the Company’s growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into the Company’s own, including with respect to financial reporting and regulatory matters. The Company cannot assure you that it will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices or upon advantageous terms and conditions.

The Company may not have sufficient management, financial, and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses the Company acquires could have a material adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business. Among other things, these integration risks could include:

•
the loss of key employees;
•
the disruption of operations and business;
•
the retention or transition of existing customers and vendors;
•
the integration of corporate cultures and maintenance of employee morale;
•
inability to maintain and increase competitive presence;
•
customer loss and revenue loss;
•
possible inconsistencies in standards, control procedures, and policies;
•
problems with the assimilation of new operations, sites or personnel, which could divert resources from the Company’s regular operations;
•
impairment of goodwill or other acquisition-related intangible assets;
•
integration of financial reporting, treasury, and regulatory reporting functions; and/or
•
potential unknown liabilities.

In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which the Company can successfully acquire or integrate new businesses, which could limit the Company’s revenues and profitability and make it more difficult for the Company to grow its business.

The Company may not be able to facilitate its growth strategy by identifying and opening start-up locations, which could limit the Company’s revenues and profitability.

An element of the Company’s growth strategy is to selectively identify and implement start-up locations in order to add new customers. The success of this element of the Company’s growth strategy depends, in part, on identifying strategic start-up locations. The Company cannot be sure that it will be able to identify attractive start-up locations and opening start-up locations may involve significant costs and limit the Company’s ability to expand its operations.

The Company may not have sufficient management, financial, and other resources to successfully operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations that the Company opens in the future could have a material adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business.

The Company may not be able to successfully or profitably launch its commercial electric vehicle and hydrogen related businesses.

With our existing expertise in sales and service of electro-mobility, we have elected to pursue the strategic opportunity to leverage our knowledge to meet the growing demand for commercial electric vehicles and deliver world-class service to commercial electric vehicle customers within our existing territories. Accordingly, the Company has recently entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania and New England markets. This strategic opportunity requires us to devote certain resources, including the time and attention of management. Failure to execute on our strategic plan associated with commercial electric vehicle business model or a failure of the Company, or Nikola, to successfully capitalize on the transition of long-haul trucking to battery electric and fuel cell powered vehicles could cause a diversion of management’s attention and have a material adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow its business. In an effort related to accelerating the adoption of zero- emissions commercial electric vehicles and lift trucks, the Company is also in the process of investing in a hydrogen gas production plant, as compressed hydrogen gas powers hydrogen fuel cells for several of our current lift truck customers. Hydrogen gas will also power Nikola’s fuel cell electric vehicle in the future. To the extent we are unable to execute on our plan to produce and sell hydrogen gas to our customers, or the adoption of hydrogen consuming vehicles and lift trucks in the marketplace does not develop, it could have an adverse effect on the Company’s profitability and make it more difficult for the Company to grow its business.

If we determine that our goodwill or other intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2022, we had $69.2 million of goodwill and $60.7 million of other intangible assets on our Consolidated Balance Sheets. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and other intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends, and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill and long-lived assets impairment testing, see “Evaluation of Goodwill Impairment” and "Evaluation of Long-lived Asset Impairment (excluding goodwill)" in Note 2, Summary of Significant Accounting Policies.

Financial Risk and Risk Related to our Indebtedness

The Company’s substantial indebtedness could adversely affect the Company’s financial condition.

The Company has, and will continue to have, a significant amount of indebtedness outstanding. The Company’s indebtedness may result in important consequences, such as:

•
increasing the Company’s vulnerability to general adverse economic, industry, and competitive conditions;
•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
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

The Company expects to use cash flow from operations and borrowings under its credit facilities to meet its current and future financial obligations, including funding its operations, service debt, and capital expenditures. The Company’s business may not generate sufficient cash flow from operations in the future, which could result in the Company being unable to repay indebtedness or to fund other liquidity needs.

The Company may not be able to generate sufficient cash flow to service all of the Company’s indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

The Company’s ability to make scheduled debt payments depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, economic, legislative, regulatory and other factors beyond the Company’s control. The Company cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit it to pay scheduled payments of principal and interest on the Company’s indebtedness. In the absence of adequate operating performance, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Company may not be able to consummate those dispositions, and any proceeds it does receive from a disposition may not be adequate to meet any debt service obligations then due.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets or operations, seek additional capital or restructure or refinance all or a portion of its indebtedness. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

The agreements governing credit facilities may restrict the Company’s business and its ability to engage in certain corporate and financial transactions.

The agreements governing the credit facilities contain certain covenants that, among other things, may restrict or limit the Company and its subsidiaries’ ability to:

•
incur more debt;
•
pay dividends (including dividends on preferred and common stock) and make distributions;
•
make acquisitions or investments;
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

The Company’s business could be adversely affected if it is unable to obtain additional capital as required and could result in a decrease in the Company’s revenues and profitability. In addition, the Company’s inability to refinance its indebtedness on favorable terms, or at all, could materially and adversely affect the Company’s liquidity and its ongoing results of operations.

The cash that the Company generates from its business, together with cash that it may borrow, if credit is available, may not be sufficient to fund the Company’s capital requirements. The Company may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and to repay or refinance existing indebtedness. Any additional indebtedness that the Company incurs will make it more vulnerable to economic downturns and limit the Company’s ability to withstand competitive pressures. Moreover, the Company may not be able to obtain additional capital on acceptable terms, if at all. If it is unable to obtain sufficient additional financing in the future, the Company’s business could be adversely affected.

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

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s customers’ ability to access capital and could adversely affect the Company’s access to liquidity needed to fund business operations in the future. Additionally, unfavorable market conditions may depress demand for the Company’s products and services or make it difficult for the Company’s customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of the Company’s customers to be unable to meet their payment obligations to the Company, increasing delinquencies and credit losses. If the Company is unable to manage credit risk or customer risk adequately, the Company’s credit losses could increase above historical levels and the Company’s operating results would be adversely affected. The Company’s suppliers may also be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. These events could negatively impact the Company’s business, financial position, results of operations, and cash flows.

Risk Related to Our Series A Preferred Stock and Depositary Shares

The Series A Preferred Stock and the depositary shares rank junior to all of our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the priority claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts with respect to dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. We may incur additional indebtedness and become more highly leveraged in the future, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series A Preferred Stock if we incur additional indebtedness. In addition, our existing credit arrangements include events of default which could result in acceleration of such indebtedness upon the occurrence of certain events, including failure to meet certain financial covenants.

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

The Company is a party to lawsuits in the normal course of the Company’s business. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against the Company, or legal actions that the Company may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect the Company’s business, results of operations and financial condition, and the Company could incur substantial monetary liability and/or be required to change its business practices.

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

The Company has operations throughout the U.S. and Canada and purchases from Europe which exposes it to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or the Company’s material failure to comply with any of them, can increase the Company’s costs and have other negative impacts on the Company’s business.

The Company’s 66 branch locations in the U.S. are located in 14 different states, which exposes it to different federal, state, and local regulations and taxation. The Company also has five locations throughout Canada and acquires inventory from Europe which exposes to foreign regulations and taxation as well. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits, taxation, securities law compliance and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company to comply with them, could increase the Company’s costs, affect its reputation, limit its business, consume management’s time and attention or otherwise generally impact its operations and financial results in adverse ways.

The Company could be adversely affected by environmental and safety requirements which could force it to use significant capital resources, increase operational costs and/or may subject it to unanticipated liabilities.

The Company’s operations, like those of other companies engaged in similar businesses, require the handling, use, storage, and disposal of certain regulated materials. As a result, the Company is subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. The Company is subject to potentially significant civil or criminal fines or penalties if it fails to comply with any of these requirements. The Company has made and will continue to make capital and other expenditures in order to comply with these laws and regulations, but the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or the operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, the Company may become liable, either contractually or by operation of law, for remediation costs even if a contaminated property is not currently owned or operated by the Company, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the Company’s operations (which involve the use of batteries, petroleum products, solvents and other hazardous substances for fueling and maintaining the Company’s equipment and vehicles), there can be no assurance that prior site assessments or investigations have identified all potential instances of soil or groundwater contamination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we leased substantially all of our facilities used in our operations. These leases are generally with terms ranging from month-to-month at some locations to an expiration date in 2037 and are typically structured to include renewal options at our election. We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our Material Handling (MH), Construction (CE), and Corporate and Other (OTH) segments. Some locations contain operations in multiple segments but are listed as separate locations below.

United States
Arizona (OTH 1)	Massachusetts (MH 4, CE 3)	New York (MH 9, CE 3, OTH 1)
Connecticut (MH 1)	Maine (MH 1, CE 1)	Ohio (CE 2, OTH 1)
Florida (CE 8)	Michigan (MH 10, CE 11, OTH 1)	Vermont (MH 1)
Illinois (MH 4, CE 5)	Nevada (OTH 1)	Virginia (MH 1)
Indiana (MH 2, CE 1)	New Hampshire (MH 1, CE 2)

Canada
Quebec (MH 1)	Ontario (MH 3, OTH 1)

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

Holders

As of March 6, 2023, there were 13 active holders of record of our common stock and 1 active holder of record of our depositary shares.

Dividends

In 2022, we paid $3.0 million in cash dividends on our preferred stock. The Series A Preferred Stock underlying our depositary shares accrues a dividend equivalent to $2,500 per share of preferred stock, or $2.50 per depositary share.

We paid and declared $3.7 million in cash dividends on our common stock in 2022.

The payment of cash dividends in the future including payment of accrued dividends related to the depositary shares, will be dependent upon our revenues and earnings, capital requirements, and general financial condition. The payment of any cash dividends is within the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We issued 212,400 shares during the year ended December 31, 2022 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K. These shares were used as consideration in connection with the purchase of Ecoverse.

Securities Repurchases

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

On December 15, 2022, as part of the share repurchase policy, the Company entered into a trading plan with an independent broker in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 10b5-1 trading plan is subject to price, market volume, and timing restrictions.

No shares were repurchased during fiscal year 2022. The Company has $12.5 million of remaining authorization as of December 31, 2022.

In 2022, our stockholders approved an ESPP which is expected become effective in 2023 authorizing up to 325,000 shares of common stock to be issued and purchased by employees of the Company through payroll deductions. The authorized number of shares is subject to adjustment as provided for in the ESPP.

Performance Graph

The following graph compares the performance of the Company's common stock since our initial public offering with that of the Standard & Poor’s 500 Index ("S&P 500") as well as Russell 2000 Index based on currently available data.

The Performance Graph comparison assumes $100 was invested in our common stock and in each of the other indices described above on February 14, 2020 and all dividends have been reinvested.

	Ticker	2/14/2020	12/31/2020	12/31/2021	12/31/2022
Alta Equipment Group	ALTG	100.00	95.18	141.04	128.19
S&P 500	SPY	100.00	112.85	145.29	118.89
Russell 2000	RUT	100.00	117.02	133.05	104.37

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains “forward-looking statements” reflecting Alta’s current expectations, estimates, and assumptions concerning events and financial trends that may affect its future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Strategic Acquisitions in 2022

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long-term will be accretive to our financial performance. In Q3 and Q4 of 2022, we acquired Yale Industrial Trucks Inc. ("YIT") and Ecoverse, respectively. The YIT acquisition expands our Material Handling segment internationally into the major metropolitan markets of Toronto and Montreal. The Ecoverse acquisition represents our entrance into the master dealer distribution business as we now have master dealer rights in the United States and Canada for several best-in-class environmental processing equipment OEMs.

Supply Chain Disruptions

Our industry continues to be unfavorably impacted by equipment supply chain constraints leading to shortages across construction and material handling equipment categories and limiting our collective ability to meet customer demand and potentially increase our market share. We continued to experience supply chain disruptions related to our ability to take delivery of new equipment from our OEMs during 2022 however, the supply chain constraints began to abate during the second half of 2022, resulting in an increase in our new equipment inventory relative to prior periods. Importantly, the broader supply chains issues that have impacted new equipment availability has not negatively impacted our ability to source replacement parts for our service operation, as our OEMs have prioritized the production and delivery of replacement parts to dealers. Should the new equipment supply chain issues continue for an extended period of time or worsen, the impact on our distribution could have an adverse effect on our results of operations, financial condition, and cash flows. Management continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the equipment supply chain impacts to our business and to our customers.

Business Description and Segments

For detailed description of our business and segments, refer to Part I, Item 1, Business, and Note 19, Segments, respectively.

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) related activities, and consist of:

New Equipment Sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for many nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our material handling equipment offerings which include, but are not limited to, automated equipment and related installation, warehouse systems integration solutions and related controls software.

Used Equipment Sales. We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party lease arrangement where we purchase the equipment from the finance company, or used equipment that is sourced for our customers in the open market by our used equipment specialists. Used equipment sales in our territories, like new equipment sales, generate parts and services business for the Company.

Parts Sales. We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEMs with which we have exclusive dealership agreements to sell new equipment.

Service Support. We provide maintenance and repair services for customer-owned equipment and we maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 40% of our employees are skilled service technicians.

Equipment Rentals. We rent heavy construction, compact, aerial, material handling and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $504.6 million as of December 31, 2022. The original acquisition cost of our rental fleet excludes the $11.8 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental Equipment Sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and services revenue for us.

Principal Costs and Expenses

Our cost of revenues are primarily related to the costs associated with the sale or rental of equipment and product support activities, which includes direct labor costs for our skilled technicians. Our operating expenses consist principally of selling, general and administrative expenses, which primarily includes personnel costs associated with our sales and administrative staff and expenses associated with the deployment of our service vehicle fleet and occupancy expenses. In addition, we have interest expense related to our floorplan payables, finance leases, line of credit, and secured second lien notes. These principal costs and expenses are described further below:

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

Parts Sales. Cost of parts sales represents the net book value, or cost, of parts used in the maintenance and repair of customer-owned equipment we service or parts sold directly to customers for their owned equipment (e.g., over-the-counter parts).

Services Revenue. Cost of services revenues represents, primarily, the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

Rental Revenue. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of repairing and maintaining our rental equipment and other miscellaneous costs of owning rental equipment. Other rental expenses consist primarily of equipment support activities that we provide our customers in connection with renting equipment, such as freight services and damage waiver policies.

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. See Note 2, Summary of Significant Accounting Policies, for information on our rental equipment depreciation methods.

Rental Equipment Sales. Cost of previously rented equipment sold consists of the net book value (i.e., net of accumulated depreciation) of rental equipment sold from our rental fleet.

General and Administrative Expenses. These costs are comprised of three main components: personnel, operational and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation, and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, IT, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes and building insurance.

Other Income (Expense). This section of the Consolidated Statement of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, our second lien secured notes and our finance lease arrangements. Also included in this section of the financials are non-recurring costs, in particular expenses associated with the extinguishment of debt in 2021 and 2020.

Results of Operations

Years ended December 31, 2022 and 2021

Consolidated Results

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$817.2	$568.8	$248.4	43.7%
Parts sales	234.8	178.5	56.3	31.5%
Service revenue	206.6	165.5	41.1	24.8%
Rental revenue	180.1	155.5	24.6	15.8%
Rental equipment sales	133.1	144.5	(11.4)	(7.9)%
Total revenues	$1,571.8	$1,212.8	$359.0	29.6%

Cost of revenues:
New and used equipment sales	$683.2	$478.0	$205.2	42.9%
Parts sales	157.4	123.4	34.0	27.6%
Service revenue	90.7	68.2	22.5	33.0%
Rental revenue	22.4	20.6	1.8	8.7%
Rental depreciation	95.5	85.3	10.2	12.0%
Rental equipment sales	103.0	122.9	(19.9)	(16.2)%
Cost of revenues	$1,152.2	$898.4	$253.8	28.3%

Gross profit	$419.6	$314.4	$105.2	33.5%

General and administrative expenses	$362.3	$285.9	$76.4	26.7%
Depreciation and amortization expense	16.5	10.5	6.0	57.1%
Total general and administrative expenses	$378.8	$296.4	$82.4	27.8%

Income from operations	$40.8	$18.0	$22.8	126.7%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(2.7)	$(1.7)	$(1.0)	58.8%
Interest expense – other	(29.1)	(22.3)	(6.8)	30.5%
Other income	1.6	0.7	0.9	128.6%
Loss on extinguishment of debt	—	(11.9)	11.9	(100.0)%
Total other expense	$(30.2)	$(35.2)	$5.0	(14.2)%

Income (loss) before taxes	$10.6	$(17.2)	$27.8	(161.6)%

Income tax provision	1.3	3.6	(2.3)	(63.9)%
Net income (loss)	$9.3	$(20.8)	$30.1	(144.7)%

Preferred stock dividends	(3.0)	(2.6)	(0.4)	15.4%
Net income (loss) available to common stockholders	$6.3	$(23.4)	$29.7	(126.9)%

	Percent of Revenue
Consolidated	Year Ended December 31,
	2022	2021
Revenues:
New and used equipment sales	52.0%	46.9%
Parts sales	14.9%	14.7%
Service revenue	13.1%	13.7%
Rental revenue	11.5%	12.8%
Rental equipment sales	8.5%	11.9%
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	43.5%	39.5%
Parts sales	10.0%	10.2%
Service revenue	5.8%	5.6%
Rental revenue	1.4%	1.7%
Rental depreciation	6.0%	7.0%
Rental equipment sales	6.6%	10.1%
Cost of revenues	73.3%	74.1%

Gross profit	26.7%	25.9%

Non-GAAP Financial Measure: Organic Revenue Growth

	Organic Revenue
	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Total revenues	$1,571.8	$1,212.8	$359.0	29.6%
Acquisitions revenues	174.9	9.8
Organic revenues:
New and used equipment sales	$715.2	$566.3	$148.9	26.3%
Parts sales	203.4	176.4	27.0	15.3%
Service revenue	182.6	163.3	19.3	11.8%
Rental revenue	170.9	155.0	15.9	10.3%
Rental equipment sales	124.8	142.0	(17.2)	(12.1)%
Total organic revenues	$1,396.9	$1,203.0	$193.9	16.1%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of income, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used is organic revenue and growth rates associated with organic revenue. Pursuant to the requirements of Regulation G, we have provided a reconciliation of organic revenue to the most directly comparable GAAP financial measure in the table above and in subsequent tables in management's discussion and analysis of our individual business segments. This measure is supplemental to, and should be used in conjunction with, the most comparable GAAP measure. Management uses this non-GAAP financial measure to monitor and evaluate financial results and trends.

We define organic revenue growth as revenue growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Revenues: Consolidated revenues increased by $359.0 million, or 29.6%, to $1,571.8 million for the year ended December 31, 2022 as compared to the same period last year. Organic revenue growth in the year ended December 31, 2022 increased 16.1% compared to the same period last year. In summary, we have experienced a high level of market demand for our products and services in a supply and labor constrained environment and in certain regions we have taken market share from our competitors. These conditions and our market performance have led to a year-to-date organic revenue increase of 26.3% in new and used equipment sales, a 13.6% organic revenue increase in our combined parts and service product support departments, and a 10.3% organic increase in rental revenue, which is a result of a larger fleet in 2022 and both higher physical utilization and rental rates when compared to 2021. Rental equipment sales declined for the year ended December 31, 2022 as compared to the same period last year as we strategically balance the decision to retain fleet, given OEM new equipment supply chain challenges, to benefit from the elevated utilization and rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments. On a consolidated basis, we realized an organic increase of $193.9 million for the year ended December 31, 2022, as compared to the same period last year.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Consolidated	GP%	GP%	GP%
New and used equipment sales	16.4%	16.0%	0.4%
Parts sales	33.0%	30.9%	2.1%
Service revenue	56.1%	58.8%	(2.7)%
Rental revenue	34.5%	31.9%	2.6%
Rental equipment sales	22.6%	14.9%	7.7%

Consolidated gross profit	26.7%	25.9%	0.8%

Consolidated gross profit increased by 80 basis points from 25.9% in the year ended December 31, 2021 to 26.7% over the same period in 2022. New and used equipment sales margins increased 40 basis points to 16.4%, reflecting our focus on providing more customized equipment solutions which yield a higher gross margin versus commodity products, and a favorable equipment pricing environment when compared to the same period last year. The favorable pricing environment also contributed to a 770 basis points increase in rental equipment sales margin when comparing the year over year periods. Parts sales margins modestly improved year over year amid high demand for equipment replacement parts on an aging field population. We realized a 260 basis points increase in rental revenue gross margin for the year ended December 31, 2022 largely as a result of improved physical utilization of the rental fleet and a rising rental rate environment when compared to the same period last year. Additionally, service gross margins decreased 270 basis points year over year primarily related to an increase in non-billable costs of our technicians which include training, paid time off, unreimbursed travel time to customers, and a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to incremental warranty write-offs. Additionally, service margins were partially impacted due to a year-over-year labor cost allocation change in our Material Handling segment, which impacted reporting for a portion of 2021. This allocation change is described further in the Material Handling Results section below.

General and administrative expenses: Consolidated general and administrative (“G&A”) expenses increased by 27.8% to $378.8 million for the year ended December 31, 2022 compared to the same period last year, driven by the full period impact from our 2021 acquisitions, incremental costs from our 2022 acquisitions, as well as increases in operating input costs such as vehicles, fuel, and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales year over year. Further, employment costs such as wages and benefits increased due to the overall growth of our employee headcount compounded by inflationary labor market factors.

Other (expense) income: Consolidated other expense for the year ended December 31, 2022 was $30.2 million compared to $35.2 million for the year ended December 31, 2021. The decrease is primarily due to the loss on debt extinguishment in the second quarter of 2021 of $11.9 million that did not recur in 2022 partially offset by an increase in interest expense due to higher rates on our variable rate debt and more debt outstanding due to acquisitions and increasing inventory levels.

Provision (benefit) for income taxes: The Company recorded an income tax provision of $1.3 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively, primarily due to income in the current year that cannot be fully offset with net operating losses and establishing a full valuation allowance against our deferred tax asset in 2021.

Material Handling Results

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$305.2	$258.3	$46.9	18.2%
Parts sales	84.4	65.4	19.0	29.1%
Service revenue	112.1	94.6	17.5	18.5%
Rental revenue	63.5	48.4	15.1	31.2%
Rental equipment sales	5.5	0.8	4.7	587.5%
Total revenues	$570.7	$467.5	$103.2	22.1%

Cost of revenues:
New and used equipment sales	$242.9	$205.2	$37.7	18.4%
Parts sales	52.8	42.5	10.3	24.2%
Service revenue	49.5	37.5	12.0	32.0%
Rental revenue	6.1	6.2	(0.1)	(1.6)%
Rental depreciation	19.6	14.2	5.4	38.0%
Rental equipment sales	3.3	0.7	2.6	371.4%
Cost of revenues	$374.2	$306.3	$67.9	22.2%

Gross profit	$196.5	$161.2	$35.3	21.9%

General and administrative expenses	$164.9	$140.7	$24.2	17.2%
Depreciation and amortization expense	7.2	5.1	2.1	41.2%
Total general and administrative expenses	$172.1	$145.8	$26.3	18.0%

Income from operations	$24.4	$15.4	$9.0	58.4%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(1.2)	$(0.6)	$(0.6)	100.0%
Interest expense – other	(10.5)	(7.6)	(2.9)	38.2%
Other income	4.4	3.0	1.4	46.7%
Total other expense	$(7.3)	$(5.2)	$(2.1)	40.4%

Income before taxes	$17.1	$10.2	$6.9	67.6%

	Percent of Revenue
Material Handling	Year Ended December 31,
	2022	2021
Revenues:
New and used equipment sales	53.5%	55.2%
Parts sales	14.8%	14.0%
Service revenue	19.6%	20.2%
Rental revenue	11.1%	10.4%
Rental equipment sales	1.0%	0.2%
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	42.6%	44.0%
Parts sales	9.3%	9.1%
Service revenue	8.7%	8.0%
Rental revenue	1.1%	1.3%
Rental depreciation	3.3%	3.0%
Rental equipment sales	0.6%	0.1%
Cost of revenues	65.6%	65.5%

Gross profit	34.4%	34.5%

	Organic Revenue
	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Total revenues	$570.7	$467.5	$103.2	22.1%
Acquisitions revenues	28.4	2.1
Organic revenues:
New and used equipment sales	$295.0	$257.1	$37.9	14.7%
Parts sales	79.4	65.3	14.1	21.6%
Service revenue	104.8	93.8	11.0	11.7%
Rental revenue	58.7	48.4	10.3	21.3%
Rental equipment sales	4.4	0.8	3.6	450.0%
Total organic revenues	$542.3	$465.4	$76.9	16.5%

Revenues: Material Handling segment revenues increased by $103.2 million to $570.7 million for the year ended December 31, 2022 as compared to the same period last year. Organically, the segment revenues increased 16.5% for the year ended December 31, 2022 over the same period in the prior year based on strong customer demand, a favorable pricing environment and our OEMs ability to produce and deliver more new equipment in 2022 versus 2021. Importantly, product support revenues increased 15.8%, and rental revenue increased 21.3%, on an organic basis, for the year ended December 31, 2022 as compared to the same period last year. The organic increase in rental revenues year over year is primarily attributable to a larger rental fleet and increases in both physical fleet utilization and rental rates. Additionally, the year ended December 31, 2022 included five months of operating activity for our YIT acquisition, which closed on July 29, 2022, driving further variance between the comparable periods on an inorganic basis.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
	GP%	GP%	GP%
New and used equipment sales	20.4%	20.6%	(0.2)%
Parts sales	37.4%	35.0%	2.4%
Service revenue	55.8%	60.4%	(4.6)%
Rental revenue	59.5%	57.9%	1.6%
Rental equipment sales	40.0%	12.5%	27.5%

Segment gross profit	34.4%	34.5%	(0.1)%

Material Handling gross profit for the year ended December 31, 2022 decreased 10 basis points to 34.4% compared to the same period in 2021, remaining relatively consistent overall. While new and used equipment gross margins have remained relatively consistent year over year, we have gained 240 basis points in parts gross margin during 2022 when compared to the same period last year amid a favorable pricing environment for equipment replacement parts. The 460 basis points service margin declines for the year ended December 31, 2022, can be primarily attributed to the historic allocation of technician labor cost in our New York City-based business to general and administrative expense versus cost of labor while they operated on their legacy accounting system. On June 1, 2021, the business unit was fully integrated into our ERP platform and cost of technician labor has since been allocated to costs of sales. Secondarily, as it relates to service gross margin for the year ended December 31, 2022, we have also experienced a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to incremental warranty write-offs and compression in gross margin. Lastly, for the year ended December 31, 2022, we experienced an increase in non-billable costs of our technicians which include training, paid time off, and unreimbursed travel time to customers as a percentage of service revenue when compared to the year ended December 31, 2021.

General and administrative expenses: General and administrative expenses increased by $26.3 million to $172.1 million for the year ended December 31, 2022 as compared to the same period last year mainly due to the full period impact from the 2021 acquisitions of ScottTech and Baron, and the 2022 YIT acquisition. Sales related variable costs, such as sales commissions and bonuses as well as an increase in operating input costs, as described previously, are also impacting the variance year over year.

Other (expense) income: Other expense increased by $2.1 million to $7.3 million for the year ended December 31, 2022 as compared to the same period last year. The increase is mainly related to the increase in total borrowings used to support acquisitions combined with a rise in interest rates on our variable rate debt.

Construction Equipment Results

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Revenues:
New and used equipment sales	$508.2	$310.5	$197.7	63.7%
Parts sales	149.0	113.1	35.9	31.7%
Service revenue	94.4	70.9	23.5	33.1%
Rental revenue	116.6	107.1	9.5	8.9%
Rental equipment sales	127.6	143.7	(16.1)	(11.2)%
Total revenues	$995.8	$745.3	$250.5	33.6%

Cost of revenues:
New and used equipment sales	$436.7	$272.8	$163.9	60.1%
Parts sales	103.7	80.9	22.8	28.2%
Service revenue	41.2	30.7	10.5	34.2%
Rental revenue	16.3	14.4	1.9	13.2%
Rental depreciation	75.9	71.1	4.8	6.8%
Rental equipment sales	99.7	122.2	(22.5)	(18.4)%
Cost of revenues	$773.5	$592.1	$181.4	30.6%

Gross profit	$222.3	$153.2	$69.1	45.1%

General and administrative expenses	$178.8	$134.6	$44.2	32.8%
Depreciation and amortization expense	8.7	5.4	3.3	61.1%
Total general and administrative expenses	$187.5	$140.0	$47.5	33.9%

Income from operations	$34.8	$13.2	$21.6	163.6%

Other (expense) income:
Interest expense, floor plan payable – new equipment	$(1.5)	$(1.1)	$(0.4)	36.4%
Interest expense – other	(16.2)	(12.8)	(3.4)	26.6%
Other expense	(2.9)	(2.2)	(0.7)	31.8%
Total other expense	$(20.6)	$(16.1)	$(4.5)	28.0%

Income (loss) before taxes	$14.2	$(2.9)	$17.1	(589.7)%

	Percent of Revenue
Construction Equipment	Year Ended December 31,
	2022	2021
Revenues:
New and used equipment sales	51.0%	41.6%
Parts sales	15.0%	15.2%
Service revenue	9.5%	9.5%
Rental revenue	11.7%	14.4%
Rental equipment sales	12.8%	19.3%
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	44.0%	36.6%
Parts sales	10.4%	10.9%
Service revenue	4.1%	4.1%
Rental revenue	1.6%	1.9%
Rental depreciation and amortization	7.6%	9.5%
Rental equipment sales	10.0%	16.4%
Cost of revenues	77.7%	79.4%

Gross profit	22.3%	20.6%

	Organic Revenue
	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
Total revenues	$995.8	$745.3	$250.5	33.6%
Acquisitions revenues	139.9	7.7
Organic revenues:
New and used equipment sales	$421.4	$309.2	$112.2	36.3%
Parts sales	124.1	111.1	13.0	11.7%
Service revenue	77.8	69.5	8.3	11.9%
Rental revenue	112.2	106.6	5.6	5.3%
Rental equipment sales	120.4	141.2	(20.8)	(14.7)%
Total organic revenues	$855.9	$737.6	$118.3	16.0%

Revenues: Construction equipment segment revenues increased by 33.6% to $995.8 million for the year ended December 31, 2022 as compared to the same period last year. Organically, the segment revenues increased 16.0% year over year based on strong customer demand, a favorable pricing environment and our OEMs ability to produce and deliver more new equipment in 2022 versus 2021. Importantly, product support revenues increased 11.8%, and rental revenue increased 5.3%, on an organic basis, for the year ended December 31, 2022 as compared to the same period last year. While we effectively held the gross book value of the rental fleet in the construction segment constant in 2022 when compared to 2021, we were able to organically increase rental revenues for the year ended December 31, 2022 primarily due to increases in rental rates year over year. Rental equipment sales declined for the year ended December 31, 2022 as compared to the same period last year as we strategically balance the decision to retain fleet, given OEM new equipment supply chain challenges, to benefit from the elevated utilization and rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	2022 versus 2021
	GP%	GP%	GP%
New and used equipment sales	14.1%	12.1%	2.0%
Parts sales	30.4%	28.5%	1.9%
Service revenue	56.4%	56.7%	(0.3)%
Rental revenue	20.9%	20.2%	0.7%
Rental equipment sales	21.9%	15.0%	6.9%

Segment gross profit	22.3%	20.6%	1.7%

Construction equipment gross profit increased by 170 basis points to 22.3% for the year ended December 31, 2022, from 20.6% compared to the same period in 2021, with overall margin improvements reflective of the general business climate and demand factors of the industry. Specifically, new and used equipment sales margins increased 200 basis points to 14.1%, primarily related to a favorable equipment pricing environment and revenue mix being more weighted to higher margin equipment types when compared to the same period last year. These factors also led to a 690 basis points increase in rental equipment sales margin when comparing the periods year over year. Parts sales margins are modestly improved year over year amid a favorable pricing environment for equipment replacement parts. Rental revenue gross margin for the year ended December 31, 2022 was moderately improved from the same period last year due to higher rental rates. Service gross margins reduced slightly year over year primarily related to an increase in non-billable costs of our technicians which include training, paid time off and unreimbursed travel time to customers and a reduction of OEM reimbursement rates on warranty and fleet repairs which has led to excess warranty write-offs.

General and administrative expenses: General and administrative expenses increased by 33.9% to $187.5 million for the year ended December 31, 2022 as compared to the same period in 2021, mainly due to the influence of our acquired companies’ impact on the current period and increases in operating input costs, such as vehicles, fuel and technician shop supplies, and an increase in certain sales-related expenses such as sales commissions and marketing expenditures, which supported the large increase in new and used equipment sales for the year. Additionally, we realized increases in personnel costs such as wages, bonuses, and employer-sponsored benefits, a result of inflationary factors and general headcount increases in the segment.

Other (expense) income: Other expense increased by $4.5 million to $20.6 million for the year ended December 31, 2022 as compared to the same period in 2021 primarily due to the increase in interest rates on our variable rate debt and the interest expense related to the financing of our 2021 acquisitions, as the acquisitions were financed through our line of credit and floorplan financing facilities.

Liquidity and Capital Resources

Year ended December 31, 2022, 2021 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the year ended December 31, 2022, operating activities resulted in net cash provided by operations of $26.0 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily gain on sale of rental fleet and depreciation and amortization, generated $101.0 million for the year ended December 31, 2022. This metric increased $23.7 million for the year end December 31, 2022 when compared to the same period last year, primarily due to the increase in income from operations year over year. This was partially offset by $75.0 million of net working capital investments.

For the year ended December 31, 2021, operating activities resulted in net cash provided by operations of $30.7 million. Our cash flows from operating activities related to net loss adjusted for non-cash income and expenses, primarily gain on sale of rental fleet and depreciation and amortization, generated $77.3 million for the year ended December 31, 2022. This was partially offset by $46.6 million of net working capital investments.

Cash Flow from Investing Activities. For the year ended December 31, 2022, our cash used in investing activities was $162.6 million. This was mainly due to $75.9 million in purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations, offset by proceeds from the sale of non-rental assets, and $86.7 million cash for the 2022 acquisitions and adjustments to the purchase prices of our 2021 acquisitions.

For the year ended December 31, 2021, our cash used in investing activities was $113.4 million. This was mainly due to $63.4 million cash used as a result of the 2021 acquisitions and $50.0 million in purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of non-rental assets.

Cash Flow from Financing Activities. For the year ended December 31, 2022, cash provided by financing activities was $136.9 million. The impact was mainly due to $118.5 million of net proceeds under our line of credit, primarily related to a draw on the line to fund the YIT and Ecoverse acquisitions, and net proceeds of $28.0 million related to floor plans with an unaffiliated source (i.e., a non-OEM vendor) to increase new equipment inventory levels and $0.7 million related to other financing activities. Inflows were partially offset by $3.6 million of payments on finance lease obligations and $6.7 million related to preferred and common stock dividend payments.

For the year ended December 31, 2021, cash provided by financing activities was $83.8 million. Net proceeds under our lines of credit and floor plans with an unaffiliated source (i.e. a non-vendor) were $59.4 million and $4.8 million, respectively. Net proceeds from issuance of notes amounted to $310.2 million. This was partially offset by payments related to the extinguishment of former debt which totaled $153.1 million, expenditures of debt issuance costs of $1.7 million, $3.8 million of payments on long term debt and finance lease obligations and promissory note and dividend payments totaling $3.6 million.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $2.7 million in cash as of December 31, 2022. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 9, Floor Plans and Note 10, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under line of credit and floor plans payable, fund acquisitions, meet debt service requirements and funding the preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended December 31, 2022 were approximately $186.9 million, including $122.9 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $133.1 million for the period ended December 31, 2022 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of December 31, 2022, we had $264.3 million of available borrowings under the revolving line of credit and floor plans.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We consider the following items in the consolidated financial statements to require significant estimation or judgment. See Note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Useful Lives of Property and Equipment

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

Generally, we assign the following useful lives to the below categories of Property and Equipment:

Estimated Useful Life
Transportation equipment (autos and trucks)	2 – 5 years
Rental fleet	5 - 10 years
Machinery and equipment excluding rental fleet	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Acquisition Accounting

We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria with an objective of increasing our revenues, improving our profitability, diversifying our end market and geographic exposure and strengthening our competitive position. The assets acquired and liabilities assumed (including contingent purchase consideration) are recorded based on their respective fair values at the date of acquisition. Such fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The significant judgments include the estimation of future cash flows, which are dependent on forecasts; the estimation of a long-term rate of growth; the estimation of the useful life over which cash flows will occur; and the determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review for impairments.

New and used equipment inventories, long-lived assets (primarily rental equipment), goodwill, and other intangible assets generally represent the largest component of our acquisitions. Inventories acquired in the transaction are valued at fair value, which approximates a market participant’s estimated selling price adjusted for (1) costs to sell and (2) a reasonable profit allowance. In addition to long-lived assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable, floor plans payable and other working capital items.

Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies.

Pursuant to accounting standard Topic 350 - Intangibles - Goodwill and Other, we record as goodwill the excess of the consideration transferred over the fair values of the identifiable net assets acquired. The intangible assets that we have acquired consist of tradenames, non-compete agreements, supplier relationships, and customer relationships. A tradename has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a tradename represents the hypothetical cost savings that are derived from owning the tradename instead of paying royalties to license the tradename from another owner. The fair value of non-compete agreements is estimated based on an income approach since their values are representative of the current and future revenue and profit erosion protection they provide. Customer and supplier relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows.

Impairment of Goodwill and Long-lived Assets

Refer to Note 2, Summary of Significant Accounting Policies, herein for more information.

Revenue Recognition

Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue Recognition, herein for more information.

Income Taxes

The Company operates in a number of geographic locations and is subject to foreign, U.S. federal, state, and local taxes applicable in each of the respective jurisdictions. These tax laws are complex and involve uncertainties in the application of our facts and circumstances that may be subject to interpretation. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

As a part of our income tax provision, we must also evaluate the likelihood that we will be able to realize our deferred tax assets which is dependent on our ability to generate sufficient taxable income in future years. Our deferred tax calculation requires management to make certain estimates about future operations. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not (a likelihood of greater than 50%) to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates involve judgment. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. There has been no change to the assumption methodology during the current or prior period.

Allowance for Doubtful Accounts

The Company records trade accounts receivables at invoice amount less an allowance for doubtful accounts. The allowance for doubtful accounts is evaluated periodically and includes specific reserves for certain customer accounts identified as known collection problems due to insolvency, disputes or other collection issues and estimates by management based on the following assumptions and variables: the customer’s financial position, age of the customer’s receivables, and changes in payment schedules. In addition to the specific reserves, management establishes a non-specific allowance for doubtful accounts by applying specific percentages to the different receivable aging categories (excluding the specifically reserved accounts) based on the history of past write-offs and collections and current customer credit conditions. Changes in the economy or in the credit conditions of individual customers or other circumstances could require increases or decreases in our allowances. The percentage applied against the past due categories increases as the accounts become further past due. A receivable is considered past due if payments have not been received by the Company based on established customer payment terms. Generally, the Company does not accrue interest on past due receivables. Certain accounts are turned over to collection agencies, while the Company places liens and pursues a variety of other collection strategies on others. The allowance for doubtful accounts is charged with the write-off when deemed uncollectible by management. Write-offs of such receivables require management approval based on specified dollar thresholds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt and foreign currency risks. We employ financial instruments to manage the Company's exposure to changes in interest rates and foreign currencies. See Note 16, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Credit Facility are based, at the option of the borrowers, on (i) a floating rate based on the Secured Overnight Financing Rate (“SOFR”) (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Credit Facility based on the quarterly average excess availability under the ABL Credit Facility. The interest rates applicable to any loans under various Floor Plan Facilities are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of December 31, 2022, the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus an initial margin of 5.00% plus an adjustment of 0.1145% per annum.

At December 31, 2022 and December 31, 2021, we had $219.5 million and $100.7 million, respectively, outstanding borrowings under the ABL Facility. At December 31, 2022 and December 31, 2021, we had $256.9 million and $154.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of December 31, 2022, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt when excluding and including the hedge impact of our interest rate cap would reduce our annual pre-tax earnings by approximately $3.2 million and $1.2 million, respectively. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Floor Plans, and Note 10, Long-Term Debt, in our consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have significant exposure to changing interest rates as of December 31, 2022 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Foreign currency risk: Due to our international operations with the acquisitions of YIT and Ecoverse, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. We have an economic hedge on a portion of committed foreign currency purchases to manage some of our foreign currency exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weakness in internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

Previously disclosed material weaknesses

The following are material weaknesses that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and have been remediated as of December 31, 2022:

•
There were ineffective ITGCs in the areas of user access and segregation of duties over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
•
There were ineffective controls in the aggregate over parts inventory, including cycle counts, receiving controls, and monitoring of adjustments to inventory.

Throughout 2022, management has implemented measures designed to remediate the identified material weaknesses. The Company’s remediation efforts included the following:

•
For the material weakness over user access and segregation of duties, we installed, customized, and tested a module within our ERP system to assist with the identification, documentation and monitoring of user access and segregation of duties conflicts. We designed and implemented controls to review the potential financial reporting effects of identified segregation of duties conflicts. Specifically, for each segregation of duties conflict within our ERP system, we determined where manual business process controls were in place and operating effectively to mitigate each conflict, and we performed detective reviews of activity logs to identify if improper user access had occurred where segregation of duties conflicts were not mitigated by manual business process controls.
•
For the material weakness over parts inventory, we have enhanced and expanded the design of management’s parts inventory count program and the related controls, including management review controls over parts inventory balances and adjustments. We have developed and delivered training programs to educate personnel concerning the requirements of each control impacting parts inventory, including cycle count controls, receiving controls, and the detective review controls of parts inventory balances and adjustments.

Throughout 2022, the Company completed the testing of the design and operating effectiveness of the controls. Management has determined that the controls are adequately designed and are operating effectively and consider these material weaknesses identified in the prior year to be remediated as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined, based on the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting.

The Company acquired Yale Industrial Trucks Inc. and Ecoverse on July 29, 2022 and November 1, 2022, respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the internal controls of the acquired companies, which represent total assets of $129.7 million (or 10% of our total assets) and total revenues of $26.4 million (or 1.7% of our total revenues) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our December 31, 2021 Annual Report on Form 10-K, we did not maintain effective controls over the sales process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts, which in the aggregate constitutes a material weakness. We believe that these control deficiencies were a result of inadequate policies and procedures over the performance of controls and lack of training around the controls over the sales process leading to the inconsistent control performance across our geographies.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report is included herein.

2023 Remediation Plans

During 2022, we made progress towards remediation of this material weakness as we have enhanced and expanded our policies and procedures over the performance of controls around the sales process, across all lines of business, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts. We have designed and implemented detective review controls to identify and address deviations from policies in a timely manner. We have developed and delivered training programs to educate personnel concerning the requirements of each control impacting the sales process.

Management is committed to the remediation of the material weakness described above. We are continuing to further refine our policies and procedures and train our personnel over the performance of controls related to the sales process. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alta Equipment Group Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Yale Industrial Trucks Inc. (YIT) and Ecoverse, which were acquired on July 29, 2022 and November 1, 2022, respectively, and whose financial statements constitute $129.7 million (or 10%) of total assets and $26.4 million (or 1.7%) of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at YIT and Ecoverse.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not maintain effective controls over the sales process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts, which in the aggregate constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 9, 2023

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

(2)
Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020:

		Changes
	Balance at Beginning of Period	Charged to Expense	Other (1)	Deductions from Reserves	Balance at End of Period
Receivables allowances:
Year ended December 31, 2022	$10.7	$5.0	$—	$(2.7)	$13.0
Year ended December 31, 2021	7.1	4.2	—	(0.6)	10.7
Year ended December 31, 2020	4.4	4.3	—	(1.6)	7.1

Tax valuation allowances:
Year ended December 31, 2022	$7.6	$0.8	$0.4	$—	$8.8
Year ended December 31, 2021	—	7.6	—	—	7.6
Year ended December 31, 2020	—	—	—	—	—

(1) Includes activities associated with change in valuation allowance from OCI.

(3)
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

10.11	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.13	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.14*	Form of 2022 Restricted Stock Unit Agreement (Employee)
13.1	December 31, 2021 Annual Report to Security Holders on Form 10-K (incorporated by reference to 10-K (File No. 001-38864) filed by the Company on March 31, 2022).
16.1*	Letter regarding change in certifying accountants.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: March 9, 2023	By:	/s/ Ryan Greenawalt
Ryan Greenawalt
Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Greenawalt and Anthony Colucci, jointly and severally, their attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan Greenawalt	Chief Executive Officer and Director	March 9, 2023
Ryan Greenawalt	(Principal Executive Officer)

/s/ Anthony J. Colucci	Chief Financial Officer	March 9, 2023
Anthony J. Colucci	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zachary Savas	Director	March 9, 2023
Zachary Savas

/s/ Daniel Shribman	Director	March 9, 2023
Daniel Shribman

/s/ Andrew Studdert	Director	March 9, 2023
Andrew Studdert

/s/ Katherine White	Director	March 9, 2023
Katherine White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alta Equipment Group Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition— Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company’s revenues from the sale of new and used equipment and rental equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions. For parts that are shipped to a customer, revenues are recognized at the time of shipment. The Company recognizes periodic maintenance service revenues at the time such services are completed. The processing and recording of the Company’s revenue transactions involves a combination of automated and manual processes. For the year ended December 31, 2022, the Company recorded $817.2 million in new and used equipment sales, $234.8 million in parts sales, $206.6 million in service revenue and $133.1 million in rental equipment sales.

We identified the Company’s revenue recognition processes for new and used equipment sales, parts sales, service revenue, and rental equipment sales as a critical audit matter as the Company has a significant volume of revenue transactions throughout the year that rely on manual processes to generate accurate data to record revenue when the customer obtains control of the promised good or when services are completed. This required an increased extent of effort to audit these revenue transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for new and used equipment sales, parts sales, service revenue, and rental equipment sales included the following, among others:

•
We obtained an understanding of the nature of the revenue recognition process through inquiry with the Company personnel responsible for revenue recognition, walkthrough of individual transactions, and review of contracts with the customers.
•
We created data visualizations to evaluate trends in the transactional revenue data.
•
For a sample of new and used equipment sales, parts sales, service revenue, and rental equipment sales transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy and timing of recognition of the recorded revenue.
•
We developed independent expectations of new and used equipment sales and rental equipment sales based on price and volume data and compared these expectations to the revenue recorded by management.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 9, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alta Equipment Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alta Equipment Group Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor from 2019 through 2021.

/s/ UHY LLP

Sterling Heights, Michigan

March 31, 2022

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$2.7	$2.3
Accounts receivable, net of allowances of $13.0 and $10.7 as of December 31, 2022 and December 31, 2021, respectively	232.8	182.7
Inventories, net	399.7	239.2
Prepaid expenses and other current assets	28.1	24.4
Total current assets	$663.3	$448.6

Property and equipment, net	377.8	344.5
Operating lease right-of-use assets, net	113.6	102.6
OTHER ASSETS
Goodwill	$69.2	$41.9
Other intangible assets, net	60.7	43.4
Other assets	6.0	1.6
Total other assets	$135.9	$86.9
TOTAL ASSETS	$1,290.6	$982.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable – new equipment	$211.5	$114.2
Floor plan payable – used and rental equipment	45.3	40.6
Current portion of long-term debt	4.2	2.6
Accounts payable	90.8	73.5
Customer deposits	27.9	16.7
Accrued expenses	55.1	39.3
Current operating lease liabilities	14.8	16.2
Current deferred revenue	14.1	15.2
Other current liabilities	7.5	3.9
Total current liabilities	$471.2	$322.2

LONG-TERM LIABILITIES
Line of credit, net	217.5	98.4
Long-term debt, net of current portion	311.2	310.0
Finance lease obligations, net of current portion	15.4	9.0
Deferred revenue, net of current portion	4.9	4.2
Guaranteed purchase obligations, net of current portion	4.7	5.2
Long-term operating lease liabilities, net of current portion	101.9	88.4
Deferred tax liability	6.4	6.9
Other liabilities	17.6	3.6
TOTAL LIABILITIES	$1,150.8	$847.9
CONTINGENCIES - NOTE 13
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$—	$—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 32,194,243 and 32,363,376 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	222.8	217.4
Treasury stock at cost, 862,182 and 390,000 shares of common stock held at December 31, 2022 and December 31, 2021, respectively	(5.9)	(5.9)
Accumulated deficit	(74.2)	(76.8)
Accumulated other comprehensive income (loss)	(2.9)	—
TOTAL STOCKHOLDERS’ EQUITY	$139.8	$134.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,290.6	$982.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share amounts)	2022	2021	2020
Revenues:
New and used equipment sales	$817.2	$568.8	$410.3
Parts sales	234.8	178.5	129.6
Service revenue	206.6	165.5	128.5
Rental revenue	180.1	155.5	118.8
Rental equipment sales	133.1	144.5	86.4
Total revenues	$1,571.8	$1,212.8	$873.6
Cost of revenues:
New and used equipment sales	$683.2	$478.0	$356.4
Parts sales	157.4	123.4	89.1
Service revenue	90.7	68.2	49.5
Rental revenue	22.4	20.6	20.2
Rental depreciation	95.5	85.3	68.4
Rental equipment sales	103.0	122.9	75.5
Cost of revenues	$1,152.2	$898.4	$659.1
Gross profit	$419.6	$314.4	$214.5
General and administrative expenses	$362.3	$285.9	$216.0
Depreciation and amortization expense	16.5	10.5	6.6
Total general and administrative expenses	$378.8	$296.4	$222.6
Income (loss) from operations	$40.8	$18.0	$(8.1)
Other (expense) income:
Interest expense, floor plan payable – new equipment	$(2.7)	$(1.7)	$(2.3)
Interest expense – other	(29.1)	(22.3)	(21.5)
Other income	1.6	0.7	8.9
Loss on extinguishment of debt	—	(11.9)	(7.6)
Total other expense	$(30.2)	$(35.2)	$(22.5)
Income (loss) before taxes	$10.6	$(17.2)	$(30.6)
Income tax provision (benefit)	1.3	3.6	(6.6)
Net income (loss)	$9.3	$(20.8)	$(24.0)
Preferred stock dividends	(3.0)	(2.6)	—
Net income (loss) available to common stockholders	$6.3	$(23.4)	$(24.0)
Basic income (loss) per share	$0.20	$(0.74)	$(0.90)
Diluted income (loss) per share	$0.20	$(0.74)	$(0.90)
Basic weighted average common shares outstanding	32,099,247	31,706,329	26,612,982
Diluted weighted average common shares outstanding	32,301,663	31,706,329	26,612,982

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$9.3	$(20.8)	$(24.0)
Other comprehensive loss
Foreign currency translation adjustments	(1.5)	—	—
Change in fair value of derivative, net of tax	(1.4)	—	—
Total other comprehensive loss	$(2.9)	$—	$—
Comprehensive income (loss)	$6.4	$(20.8)	$(24.0)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2022, 2021 and 2020
	Preferred Stock		Common Stock
(in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	—	$—	7,300,000	$—	$—	$(23.2)	$—	$—	$(23.2)
Net loss	—	—	—	—	—	(24.0)	—	—	(24.0)
Preferred stock - Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock	1,200,000	—	—	—	28.2	—	—	—	28.2
Common stock issued	—	—	507,143	—	4.0	—	—	—	4.0
Opening deferred tax liabilities under reverse recapitalization	—	—	—	—	—	(6.2)	—	—	(6.2)
Equity infusion from reverse recapitalization, net of transaction costs	—	—	21,911,359	—	175.7	—	—	—	175.7
Shares issued upon settlement of equity-linked incentive plan	—	—	300,000	—	3.1	—	—	—	3.1
Disgorgement of short swing profits	—	—	—	—	1.6	—	—	—	1.6
Stock-based compensation	—	—	390,000	—	3.6	—	—	—	3.6
Repurchases of common stock	—	—	(390,000)	—	—	—	(5.9)	—	(5.9)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$—	$156.9
Net loss	—	—	—	—	—	(20.8)	—	—	(20.8)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(2.6)	—	—	(2.6)
Stock-based compensation	—	—	65,000	—	1.2	—	—	—	1.2
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—	—
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net income	—	—	—	—	—	9.3	—	—	9.3
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(3.7)	—	—	(3.7)
Stock-based compensation	—	—	90,649	—	2.7	—	—	—	2.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.5)	(1.5)
Change in fair value of derivatives, net of tax								(1.4)	(1.4)
Shares issued for acquisition	—	—	212,400	—	2.7	—	—	—	2.7
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—	—
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$9.3	$(20.8)	$(24.0)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	112.0	95.8	75.0
Amortization of debt discount and debt issuance costs	1.8	2.0	1.8
Imputed interest	0.3	0.2	0.1
Gain on sale of property and equipment	(0.2)	(0.1)	—
Gain on sale of rental equipment	(30.1)	(21.6)	(10.9)
Provision for inventory obsolescence	1.4	0.9	1.0
Provision for bad debt	5.0	4.2	4.3
Loss on debt extinguishment	—	11.9	7.6
Stock-based compensation expense	2.7	1.2	6.7
Repayment of paid-in-kind interest	—	—	(11.2)
Changes in deferred income taxes	(1.2)	3.6	(6.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(34.7)	(40.7)	(1.5)
Inventories	(272.6)	(154.1)	(136.5)
Proceeds from sale of rental equipment	133.1	144.5	86.4
Prepaid expenses and other assets	(4.1)	(10.7)	(5.3)
Manufacturers floor plans payable	77.3	(14.6)	(38.0)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	26.7	30.2	15.8
Leases, deferred revenue, and other liabilities	(0.7)	(1.2)	0.3
Net cash provided by (used in) operating activities	$26.0	$30.7	$(35.0)
INVESTING ACTIVITIES
Expenditures for rental equipment	$(63.9)	$(42.3)	$(41.5)
Expenditures for property and equipment	(12.8)	(8.1)	(4.4)
Proceeds from sale of property and equipment	1.2	2.3	1.4
Expenditures for guaranteed purchase obligations	(0.4)	(1.9)	(3.4)
Expenditures for acquisitions, net of cash acquired	(86.7)	(63.4)	(180.0)
Net cash used in investing activities	$(162.6)	$(113.4)	$(227.9)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	$—	$(1.7)	$(2.7)
Extinguishment of floor plans and line of credit	—	—	(132.9)
Extinguishment of long-term debt	—	(153.1)	(82.0)
Redemption of former stockholder notes payable	—	—	(6.7)
Extinguishment of warrant liability	—	—	(29.6)
Proceeds from line of credit and long-term borrowings	413.2	633.2	578.1
Principal payments on line of credit, long-term debt, and finance lease obligations	(298.3)	(386.2)	(270.5)
Proceeds from floor plan payable with unaffiliated source	149.9	105.3	87.7
Payments on floor plan payable with unaffiliated source	(121.9)	(110.1)	(80.9)
Preferred stock dividends paid	(3.0)	(2.6)	—
Common stock dividends paid and declared	(3.7)	—	—
Payment of promissory note	—	(1.0)	—
Equity proceeds from reverse recapitalization, net	—	—	175.7
Proceeds from issuance of common stock, net	—	—	4.0
Proceeds from issuance of preferred stock, net	—	—	28.2
Proceeds from disgorgement of short swing profits	—	—	1.6
Repurchases of common stock	—	—	(5.9)
Other financing activities	0.7	—	—
Net cash provided by financing activities	$136.9	$83.8	$264.1

Effect of exchange rate changes on cash	0.1	—	—
NET CHANGE IN CASH	$0.4	$1.1	$1.2

Cash, Beginning of year	2.3	1.2	—
Cash, End of period	$2.7	$2.3	$1.2
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$122.9	$165.3	$113.6
Common stock issued as consideration for business acquisition	2.7	—	—
Contingent and non-contingent consideration for business acquisitions	12.7	0.9	3.5
Supplemental disclosures of cash flow information
Cash paid for interest	$28.0	$20.2	$29.3

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia, Massachusetts (including Boston), Maine, New Hampshire, Vermont, Connecticut, Nevada, and Florida as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Reclassification and correction

Subsequent to the issuance of the December 31, 2021 financial statements, the Company’s management re-evaluated the presentation of its line of credit and concluded that it is more appropriately reflected as a long-term liability in the Company’s Consolidated Balance Sheets. As a result, the "Line of credit, net" as of December 31, 2021 has been restated to reflect such presentation. The correction resulted in an increase to long-term liabilities of $98.4 million and a corresponding decrease in current liabilities of the same amount as of December 31, 2021. The Company has concluded that this correction was not material to the previous periods.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Refer to Critical Accounting Policies and Estimates within Item 7 herein for more information on items in the consolidated financial statements we consider require significant estimation or judgment.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification for equipment and a weighted-average method for parts. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Included in new and used inventory is equipment that is currently on short-term lease to customers. The Company mainly transfers equipment from inventory into rental fleet based on the management’s determination of the highest and best use of the equipment. This inventory is carried at the cost of the equipment less any accumulated depreciation.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method excluding certain categories of our rental equipment, specifically in what we determine to be rent-to-sell equipment categories. The rent-to-sell categories are depreciated on a percentage of rental revenue realized on the asset, or a unit of activity method of depreciation. The Company believes that the unit of activity method on these categories of equipment more appropriately matches revenue and depreciation expense versus a straight-line methodology, as asset utilization can vary month to month especially in our northern geographies where seasonality is a factor. In rent-to-rent product categories, where asset utilization is more stable, like in our Material Handling segment, we use a straight-line depreciation methodology, where estimated useful lives can range from five to ten years. The Company capitalizes expenditures for equipment, leasehold improvements, and rental fleet. Expenditures for repairs, maintenance, and minor renewals are expensed as incurred. Expenditures for betterments and major renewals that significantly extend the useful life of the asset are capitalized in the period incurred.

When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, with any resulting gain or loss being reflected in income from operations.

Intangible Assets

Intangible assets with a finite life consist of customer and supplier relationships, non-compete agreements, tradenames, and internal use software and are carried at cost less accumulated amortization. During the fourth quarter of 2021, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization in the fourth quarter of 2021 and thereafter given our rebranding efforts on recent acquisitions. The estimated useful lives of the finite-lived intangible assets are as follows:

Estimated Useful Life
Customer and supplier relationships	9 – 10 years
Other intangibles	2 – 5 years

Evaluation of Goodwill Impairment

Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and determination of the fair value of each reporting unit.

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborated with the results of a market approach which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., earnings before interest, taxes, depreciation and amortization expenses) of companies engaged in the same or similar line of business that we deem comparable to our business and compare those metrics to those of the Company. We make judgments regarding the comparability of publicly traded companies engaged in similar businesses and based our judgments on factors such as size, growth rates, profitability, business model, and risk. We believe the combination of these valuation approaches yields the most appropriate evidence of fair value.

Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital, and tax rates. We also make certain forecasts about future economic conditions, interest rates, and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.

Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative analysis. While the Company does not believe a qualitative assessment would have triggered the required quantitative assessment, the Company bypassed the optional qualitative assessments for each reporting unit and performed quantitative assessments at October 1, 2022, 2021 and 2020. We review goodwill for impairment by comparing the fair value of each of our reporting units’ net assets to their respective carrying value. If the carrying value of a reporting unit’s net assets is less than its fair value, we do not recognize an impairment. If the carrying amount of a reporting unit’s net assets is greater than its fair value, we recognize a goodwill impairment for the amount of the excess of the net assets over the fair value, not to exceed the book value of goodwill.

Our annual goodwill impairment testing conducted as of October 1, 2022, 2021 and 2020 indicated that all our reporting units had estimated fair values which exceeded their respective carrying amounts. Based on the results of the tests, there was no goodwill impairment.

Evaluation of Long-lived Asset Impairment (excluding goodwill)

Our long-lived assets principally consist of rental equipment, leases, property and equipment, and other intangible assets excluding goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the expected undiscounted future pre-tax cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, expected asset utilization levels, our business activity levels or other changing circumstances. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the reportable segment level to conclude whether indicators of impairment exist associated with our long-lived assets, including our rental and non-rental equipment and right-of-use assets. Based on our most recently completed reviews in the fourth quarter 2022, there were no indications of impairment associated with our long-lived assets (excluding goodwill).

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed, and based on their estimated fair values on the acquisition date. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and are subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, the Company will record any subsequent adjustments to the assets acquired or liabilities assumed in operating expenses in the period in which the adjustments are determined.

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. The Company’s revenues accounted for under Topic 606 - Revenues from Contracts with Customers ("Topic 606") generally have the transaction price fixed and clearly stated in the customer contracts. Substantially all the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer, generally at the time of delivery to, or pick-up by, the customer. For agreements with multiple performance obligations, which are infrequent, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, the Company generally allocates sales prices to each distinct performance obligation based on the observable selling price.

Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and payment is due is not significant. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year or if payment is expected to be received less than a year after the good or service has been provided. Sales and other taxes collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, are excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of revenue. The Company’s revenues do not include material amounts of variable consideration under Topic 606. Contracts with customers do not generally result in significant obligations associated with returns, refunds, or warranties.

See Note 3, Revenue Recognition, for more information.

Leases

The Company adopted Topic 842 - Leases ("Topic 842") and all related amendments effective for the annual reporting period ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective method.

The Company as Lessee:

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration.

Lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date for leases with terms greater than 12 months and meet our capitalization threshold based upon the present value of the remaining future minimum lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of future lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease. The Company applies the portfolio approach for the IBR on its leases based upon similar lease term and payments. The lease ROU asset also includes lease payments made in advance of lease commencement and excludes lease incentives. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For real estate leases, these components are accounted for as a single lease component. For all equipment leases excluding vehicles the lease and non-lease components are accounted for as a single lease component. For vehicle leases, these components are accounted for separately.

Variable lease expenses include payments based upon changes in a rate or index, such as consumer price indexes, variable payments on non-lease components related to leases that we account for as a single lease component, and charges fluctuating based on the usage of the leased asset. Short-term lease expenses include leases with terms at lease commencement of 12 months or less and no purchase option reasonably certain to be exercised, including leases with a duration of one month or less. Low-value lease expense includes leases with terms at lease commencement of greater than 12 months but do not meet our capitalization threshold, which is consistent with our property and equipment capitalization threshold. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants; however, there are certain lease agreements that include guaranteed purchase obligations for lift trucks.

A ROU asset is subject to the same impairment guidance as assets categorized as property and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets. The Company reviewed its lease ROU assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2022 and 2021.

Operating leases are included in Operating lease right-of-use assets, net, Current operating lease liabilities and Long-term operating lease liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Current portion of long-term debt, and Finance lease obligations, net of current portion on the Company’s Consolidated Balance Sheets.

See Note 12, Leases, related to the required lease disclosures.

The Company as Lessor:

See Revenue Recognition within Note 2 and Note 3, Revenue Recognition, for more information.

Income Taxes

The Company was a newly formed corporation in 2020 for income tax purposes. Alta Enterprises, LLC was historically and remains a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income (loss). There is no federal income tax expense (benefit) reflected in the Company’s financial statements for any period prior to the reverse recapitalization on February 14, 2020. As most of the activity resides in Alta Enterprises, LLC, the income tax impact to the Company represents the current income tax calculated at the consolidated return level, (“Alta Equipment Group Inc. and Subsidiaries”), and the deferred impact of the interest in the lower tier partnership.

As it relates to being a consolidated return filer, and considering the operating entity is a 100% owned partnership, the Company uses the guidance in Topic 740 - Income Taxes ("Topic 740") asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. Deferred income tax assets are subject to valuation allowance considerations to recognize only amounts that are more likely than not to be ultimately realized.

In accordance with Topic 740, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not”. In determining whether a valuation allowance is needed, on a quarterly basis we evaluate historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.

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

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the caps are based on the period to maturity and an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

Translation of Foreign Currency

Assets and liabilities of our foreign subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) ("AOCI") within the Consolidated Balance Sheets.

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

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL model is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. As amended by ASU 2019-10, the ASU 2016-13 is effective for the annual reporting period beginning January 1, 2023. ASU 2016-13 will only be applicable to the Company’s receivables from revenue transactions, or trade receivables, except those arising from rental revenues as ASU 2016-13 does not apply to receivables arising from operating leases. The new guidance, limited to our non-operating lease trade receivables, will not have a material impact on the Company's consolidated financial statements or existing internal controls.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606, 2) Topic 842 in 2022 and 2021, and Topic 840 - Leases ("Topic 840") in 2020.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 by revenue type and by the applicable accounting standard.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$817.2	$817.2	$—	$568.8	$568.8	$—	$410.3	$410.3
Parts sales	—	234.8	234.8	—	178.5	178.5	—	129.6	129.6
Service revenue	—	206.6	206.6	—	165.5	165.5	—	128.5	128.5
Rental revenue	180.1	—	180.1	155.5	—	155.5	118.8	—	118.8
Rental equipment sales	—	133.1	133.1	—	144.5	144.5	—	86.4	86.4
Total revenues	$180.1	$1,391.7	$1,571.8	$155.5	$1,057.3	$1,212.8	$118.8	$754.8	$873.6

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. See Note 19, Segments, for further information.

Leases revenues (Topic 842 in 2022 and 2021 and Topic 840 in 2020)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a set residual amount set forth in the initial sales contract or pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received and recognizes revenue on a pro-rata basis over the term of the contract under Topic 842 and Topic 840.

Deferred revenue, with respect to the aforementioned sale transactions, represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the leased contract period up to the first exercise date of the guarantee. At December 31, 2022 and 2021, the total deferred revenue relating to these various equipment sale transactions amounted to $3.0 million and $2.9 million, respectively. The Company also recognized a liability for its guarantee to repurchase the equipment at the residual amounts of $7.0 million and $7.2 million as of December 31, 2022 and 2021.

Rental revenue: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable, net” on the Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions, are recognized in “Rental revenue” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively. The Company also recognizes deferred revenue related to rental agreements.

The adoption of Topic 842 in 2021 did not have a material impact on how lease revenues are recorded by the Company.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 are discussed below. Substantially all of the Company’s revenues under Topic 606 are recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good. Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. The Company does not offer material rights of return. Revenue recognized from bill-and-hold agreements totaled $15.6 million for the year ended December 31, 2022.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and installation and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to automated equipment installation and system integration services, service maintenance contracts. Deferred revenue with respect to service sales represents the unearned portion of fees related to guaranteed maintenance contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. The Company recognized approximately $77.5 million, $55.9 million and $14.9 million in project-based revenues for the years ended 2022, 2021 and 2020 respectively.

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

Service revenue: The Company records service revenue primarily from guaranteed maintenance and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $21.4 million, $18.8 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020 respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of December 31, 2022 and 2021 were $3.6 million and $6.0 million, respectively.

Revenue from recurring support services is recognized ratably over the contract period. The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue. Total deferred revenue relating to automated equipment installation and system integration services, service maintenance contracts and equipment rental agreements as of December 31, 2022 and 2021 was $16.0 million and $16.5 million, respectively. In addition, deferred revenue includes the unearned portion of revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased. These amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of December 31, 2022 and 2021 was $19.0 million and $19.4 million, respectively. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $12.6 million and $8.5 million, respectively, from the prior year ending deferred revenue balance.

We believe concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers.

NOTE 4 — RELATED PARTY TRANSACTIONS

During the fourth quarter 2022, a subset of the Company's operating facilities that were previously leased from four real estate entities related through common ownership were sold to a third party by those real estate entities. The Company continues to lease those facilities however the lessor is no longer a related party as of December 31, 2022. Total rent expense under these lease agreements, all of which were classified as operating, was $4.8 million for each of the three years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2021 the Company had net operating lease right-of-use assets and operating lease liabilities associated with related party leases of $24.0 million and $26.3 million, respectively. See Note 12, Leases, for a schedule of future minimum lease payments under operating leases.

Our CEO, CFO, and COO collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. The Company did not make any purchases from OneH2 in 2021. During the year ended December 31, 2022, the Company purchased approximately $0.3 million of hydrogen fuel from OneH2. Additionally, the Company paid OneH2 $3.1 million during the year ended December 31, 2022, as part of the Company's investment to build and commercialize its own hydrogen production plant which it expects to become operational during the third quarter of 2023.

NOTE 5 — INVENTORIES

	December 31,	December 31,
	2022	2021
New equipment	$258.5	$146.0
Used equipment	59.0	34.3
Work in process	8.6	6.7
Parts	78.8	55.7
Gross inventory	$404.9	$242.7
Inventory reserves	(5.2)	(3.5)
Inventories, net	$399.7	$239.2

Direct labor of $1.8 million and $1.6 million incurred for open service orders were capitalized and included in work in process at December 31, 2022 and 2021, respectively. The remaining work in process balances as of December 31, 2022 and 2021, primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $7.6 million, $5.8 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020 respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2022	2021
Land	$2.1	$2.1
Rental fleet	516.4	461.4
Buildings, equipment, and leasehold improvements:
Machinery and equipment	8.6	7.2
Autos and trucks	7.1	6.6
Leasehold improvements	15.6	10.6
Construction in progress	4.3	0.2
Finance lease right-of-use assets	24.4	15.1
Office equipment	4.7	3.5
Computer equipment	13.1	10.9
Total cost	$596.3	$517.6

Less: accumulated depreciation and amortization
Rental fleet	$(187.4)	$(149.8)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(31.1)	(23.3)
Total accumulated depreciation and amortization	$(218.5)	$(173.1)
Property and equipment, net	$377.8	$344.5

Total depreciation and amortization on property and equipment was $98.5 million, $86.7 million, and $69.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had assets related to finance leases with gross carrying values totaling $24.4 million and $15.1 million, and accumulated amortization balances totaling $5.4 million and $3.8 million, as of December 31, 2022 and 2021, respectively. Of the $516.4 million and $461.4 million of gross cost of rental fleet, $11.8 million and $9.7 million were represented by guaranteed purchase obligation assets as of December 31, 2022 and 2021, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the years ended December 31, 2022 and 2021 respectively:

	Material Handling	Construction Equipment	Corporate and Other	Total
Balance, Year Ended December 31, 2020	$10.2	$14.1	$—	$24.3
Additions	1.4	17.6	—	19.0
Adjustments to purchase price allocations	—	(1.4)	—	(1.4)
Balance, December 31, 2021	$11.6	$30.3	$—	$41.9
Additions	2.0	—	17.6	19.6
Adjustments to purchase price allocations	—	7.7	—	7.7
Balance, December 31, 2022	$13.6	$38.0	$17.6	$69.2

The Company reviewed its goodwill for impairment and determined that none of the goodwill was impaired during the years ended December 31, 2022, 2021 and 2020. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.3	$63.0	$(10.1)	$52.9
Other intangibles	4.2	10.7	(2.9)	7.8
Total	7.7	$73.7	$(13.0)	$60.7

	December 31, 2021
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.0	$44.8	$(5.9)	$38.9
Other intangibles	4.2	5.7	(1.2)	4.5
Total	8.5	$50.5	$(7.1)	$43.4

Amortization of intangible assets, excluding favorable market rent which is amortized to lease expense, was $5.9 million, $3.3 million, and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company reviewed its finite-lived intangible assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2022, 2021 and 2020. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

As of December 31, 2022, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

Years ending December 31,	Amount
2023	$8.4
2024	8.3
2025	8.0
2026	7.9
2027	7.1
Thereafter	21.0
Total	$60.7

NOTE 9 — FLOOR PLANS

Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lender to primarily finance new inventory. In connection with the acquisition of the stock of YIT, on July 6, 2022 the Company amended its Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $50.0 to $60.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of December 31, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $58.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2022 was 7.0%. As of December 31, 2021, the Company had an outstanding balance on our First Lien Floor Plan Facility of $30.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2021 was 2.8%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of December 31, 2022 ranged from 6.8% to 9.2%. As of December 31, 2022 and December 31, 2021, the Company had an outstanding balance on the OEM Floor Plan Facilities of $198.3 million and $124.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $350 million at any time. The total outstanding balance under the Floor Plan Facilities as of December 31, 2022 and December 31, 2021, was $256.9 million and $154.9 million, respectively, excluding unamortized debt issuance costs. For the years ended December 31, 2022, 2021 and 2020, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $2.7 million, $1.7 million, and $2.3 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 6.7% and 2.9% as of December 31, 2022 and December 31, 2021, respectively.

NOTE 10 — LONG-TERM DEBT

Line of Credit — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. In connection with the acquisition of YIT, on July 6, 2022 the Company amended the ABL Facility by exercising $80.0 million of the $150.0 million accordion function increasing borrowing capacity from $350.0 million to $430.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of December 31, 2022, the Company had an outstanding ABL Facility balance of $219.5 million, excluding unamortized debt issuance costs. The effective interest rate was 6.2% at December 31, 2022. As of December 31, 2021, the Company had an outstanding ABL Facility balance of $100.7 million, excluding unamortized debt issuance costs. The effective interest rate was 2.3% at December 31, 2021.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $780.0 million unless certain other conditions are met. The total amount outstanding as of December 31, 2022 and December 31, 2021, was $476.4 million and $255.6 million, exclusive of debt issuance and deferred financing costs of $2.1 million and $2.4 million, respectively.

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

As of December 31, 2022, outstanding borrowings under the Notes were $311.2 million, which included $3.8 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

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

Extinguishment of Debt

In the second quarter of 2021, and in connection with the repayment of the Term Loan, the Company recorded a loss on the extinguishment of debt in the amount of $11.9 million in the line item "Loss on extinguishment of debt" in its Consolidated Statements of Operations. This was in accordance with Topic 470-50 - Debt – Modifications and Extinguishments, as the transaction was determined to be an extinguishment of the existing debt and an issuance of new debt.

The Company’s long-term debt consists of the following:

	December 31,	December 31,
	2022	2021
Line of credit	$219.5	$100.7
High yield notes	315.0	315.0
Unamortized debt issuance costs	(2.8)	(3.3)
Debt discount	(3.0)	(4.0)
Finance leases	19.6	11.6
Total debt and finance leases	$548.3	$420.0
Less: current maturities	(4.2)	(2.6)
Long-term debt and finance leases, net	$544.1	$417.4

As of December 31, 2022, the Company was in compliance with the financial covenants set forth in its debt agreements.

Long term debt principal maturities, excluding finance leases which are disclosed in Note 12, Leases, are as follows:

Years ending December 31,	Amount
2023	$—
2024	—
2025	219.5
2026	315.0
2027	—
Thereafter	—
Total	$534.5

Notes Payable – Non-Contingent Consideration

The Company acquired all the assets of PeakLogix, Inc ("PeakLogix") on June 12, 2020. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $2.0 million throughout a 5-year earn-out period. As of December 31, 2022, the Company recorded a $1.1 million liability which included $1.0 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest after a $0.8 million payment was made during 2022. As of December 31, 2021, the liability was $1.8 million. This additional future liability is recorded as a non-contingent liability in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets.

The Company acquired the assets of Ecoverse on November 1, 2022. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $6.0 million throughout a 5-year earn-out period. As of December 31, 2022, the Company recorded a $5.9 million liability which included $5.8 million related to present value of these minimum cash payments using a market participant discount rate and $0.1 million of imputed interest. This additional future liability is recorded as a non-contingent liability in “Other liabilities” on the Consolidated Balance Sheets. See Note 16, Fair Value of Financial Instruments, and Note 17, Business Combinations, for further information.

NOTE 11 — EQUITY

Accumulated Other Comprehensive Income

The components of AOCI as reported in the Consolidated Balance Sheets, and the changes in AOCI by components, net of tax, are as follows:

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2021	$—	$—	$—
Other comprehensive loss before reclassification	(1.5)	(1.4)	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(1.5)	(1.4)	(2.9)
Balance at December 31, 2022	$(1.5)	$(1.4)	$(2.9)

Exchange of Warrants

On April 12, 2021, we exchanged all 8,668,746 of our outstanding warrants into shares of our common stock at an exchange ratio of 0.263 shares of common stock per warrant, for an aggregate issuance of approximately 2,279,874 shares of common stock in the exchange.

NOTE 12 — LEASES

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment which encompass both related party and third-party leases. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to 20 years.

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

At December 31, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $19.0 million and $11.3 million, respectively. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows:

	Year Ended December 31,
	2022	2021
Operating lease expense	$25.1	$23.3
Short-term lease expense	4.4	4.3
Low-value lease expense	0.5	0.6
Variable lease expense	6.6	1.5
Finance lease expense:
Amortization of right-of-use assets	4.0	2.0
Interest on lease liabilities	1.0	0.4
Sublease income	(0.1)	(0.1)
Total lease expense	$41.5	$32.0

Total lease expense under the third-party leases for the year ended December 31, 2020 were $19.3 million operating and $1.0 million finance (previously capital). Included in operating lease expense for 2020 is deferred rent expense of $0.9 million.

Other information related to leases is presented in the table below:

	Year Ended December 31,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24.2	$22.3
Operating cash flows for finance leases	1.0	0.4
Financing cash flows for finance leases	3.6	1.9
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	29.3	15.5
Finance leases	11.6	12.6
Weighted Average Remaining Lease Term (in years):
Operating leases	9.3	6.9
Finance leases	4.5	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.0	6.3
Finance leases	7.6	5.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of December 31, 2022 were as follows:

Years	Operating Leases	Finance Leases
2023	$24.5	$5.4
2024	23.1	5.2
2025	19.6	5.0
2026	16.5	4.1
2027	15.2	2.5
Thereafter	88.3	0.8
Total future minimum lease payments	$187.2	$23.0
Less: imputed interest	(70.5)	(3.4)
Total	$116.7	$19.6

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	December 31, 2022	December 31, 2021
Current portion of long-term debt	$4.2	$2.6
Current operating lease liabilities	14.8	16.2
Finance lease obligations, net of current portion	15.4	9.0
Long-term operating lease liabilities, net of current portion	101.9	88.4
Total	$136.3	$116.2

As of December 31, 2022, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $1.2 million. These leases are expected to commence in 2023 with lease terms up to 5 years.

The Company leases and subleases certain lift trucks to customers under long-term operating lease agreements which expire at various dates through 2028. Approximate minimum rentals receivable, none of which are recorded in our Consolidated Balance Sheets, under such leases for each of the next five years are as follows:

Years ending December 31,	Amount
2023	$3.8
2024	2.6
2025	1.0
2026	0.5
2027	0.3
Thereafter	—
Total	$8.2

Sublease income recorded in rental revenue in our Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021 was $7.0 million and $7.5 million, respectively.

Future guaranteed purchase obligations under operating and sales-type leases to be paid by the Company for each of the next five years and thereafter are as follows:

Years	Amount
2023	$2.4
2024	2.3
2025	1.7
2026	0.5
2027	0.1
Thereafter	—
Total	$7.0

For more information on our rental revenue as a lessor, please refer to Note 3, Revenue Recognition.

See Note 13, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.
NOTE 13 — CONTINGENCIES

Guarantees

As of December 31, 2022 and December 31, 2021, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. The terms of the guarantees range from 1 to 5 years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.5 million and $1.7 million at December 31, 2022 and December 31, 2021, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, respectively.

Legal Proceedings

During the years ended December 31, 2022 and December 31, 2021, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2022 and December 31, 2021 there was $4.9 million $3.4 million, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings as disclosed in Note 10, Long-Term Debt.

NOTE 14 — INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 were calculated based upon the following components of income before income taxes:

	Year Ended December 31,
	2022	2021	2020
U.S. income (loss)	$9.0	$(17.2)	$(30.6)
Foreign income	1.6	—	—
Total income (loss) before taxes	$10.6	$(17.2)	$(30.6)

The income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current
U.S. federal	$1.9	$—	$—
U.S. state	0.6	—	—
Foreign	—	—	—
Deferred
U.S. federal	(0.7)	2.8	(5.0)
U.S. state	(0.8)	0.8	(1.6)
Foreign	0.3	—	—
Total income tax expense (benefit)	$1.3	$3.6	$(6.6)

For the years ended December 31, 2022, 2021 and 2020 the reconciliation between the income tax expense (benefit) computed by applying the statutory U.S. federal and state related income tax rate to the pre-tax loss before income taxes and total income tax expense (benefit) recognized in the consolidated financial statements was as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at statutory U.S. federal rate	$2.2	$(3.6)	$(4.3)
Income tax benefit at statutory U.S. states rate, net	(0.4)	(0.6)	(1.2)
Permanent differences:
Foreign rate differential	0.1	—	—
Officer's life insurance	—	—	(1.7)
Valuation allowance	0.8	7.6	—
Fixed asset basis adjustments	(1.6)	—	—
Other	0.2	0.2	0.6
Total income tax expense (benefit)	$1.3	$3.6	$(6.6)

The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 12.3%, (20.9)% and 31.9%, respectively. The effective income tax rate in 2022 was primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance and 2021 was primarily due to the impact of the establishment of the valuation allowance against the deferred tax asset. The effective income tax rate in 2020 was primarily due to the impact of expenses and resulting tax losses associated with the reverse capitalization.

The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. The undistributed earnings of foreign subsidiaries and related unrecognized deferred tax liability are not material as of December 31, 2022. The Company will continue to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$8.3	$10.8
Deferred revenue	0.7	0.7
Accounts receivable and inventories	6.0	4.3
Goodwill & intangibles	1.8	1.0
Accrued liabilities	6.0	3.4
Lease liability	35.2	29.5
Interest limitation carryforward	3.7	—
Deferred payroll taxes and other (1)	1.8	2.4
Gross deferred tax assets	$63.5	$52.1
Valuation allowance	(8.8)	(7.6)
Deferred tax assets	$54.7	$44.5
Deferred Tax Liabilities
Property and equipment	(25.3)	(21.3)
Prepaid expenses	(1.5)	(1.2)
Lease right-of-use assets	(34.3)	(28.9)
Gross deferred tax liabilities	$(61.1)	$(51.4)

Deferred tax (liabilities) assets, net	$(6.4)	$(6.9)

(1) Certain amounts in the prior year have been reclassified to conform with the presentation in the current year. This had no impact on the consolidated financial statements.

For the years ended December 31, 2022 and 2021, the net change in the valuation allowance was increases of $1.2 million and $7.6 million, respectively. The valuation allowance increased in 2022 primarily due to the increases in deferred tax assets primarily related to interest limitation carryforward and accrued liabilities. The increase in 2021 was due to the establishment of the valuation allowance. The Company reviews the realizability of its deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results are considered, along with any other positive or negative evidence. All of the factors that the Company considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involves significant judgment.

As of December 31, 2022 and 2021, the Company had federal net operating tax loss carryforwards of approximately $30.5 million and $42.7 million, respectively, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income. The Company also has state net operating loss carryforwards of approximately $32.2 million with varying carryforward expiration periods ranging from 2025 to 2041. We have established a valuation allowance fully offsetting the net operating losses that the Company does not expect to be realizable in the U.S.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules and business interest deduction limitations.

The CARES Act did not materially impact our effective tax rate for prior periods, although it will impact the timing of future cash payments for taxes. Under the CARES Act, as of December 31, 2022 and 2021, we have deferred employer payroll taxes of $0.6 million and $5.0 million, respectively.

The Company has open tax years from 2019 through 2022 for U.S. federal and Canadian income taxes. The Company also files tax returns in numerous states for which various tax years are subject to examination and currently involved in audits. Typically states remain open for three years from filing, with the majority of the open years being 2019 to 2022.

NOTE 15 — STOCK BASED COMPENSATION

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

The Company recognized total stock-based compensation expense of $2.7 million, $1.2 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Prior to 2020, the Company had implemented a Long-Term Equity Linked Incentive Plan (“the Plan”) for key employees. The purpose of the Plan was to retain and attract key employees with an opportunity to receive additional compensation in connection with a change in control of the company (“qualifying event”). The plan permitted the award of up to 15,686.28 incentive units and 7,843.14 appreciation rights. For the year ended December 31, 2020, the Company incurred $3.1 million of stock-based compensation expense as a result of vesting and extinguishment of the equity linked incentive plan as a result of the qualifying event on February 14, 2020.

As of December 31, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $1.9 million, which is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2022, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $3.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table shows the number of restricted stock awards that were granted and vested during 2022:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2021	309,292	$9.71	—	$—
Granted	125,599	11.82	424,538	12.14
Vested - issued	(90,649)	9.24	—	—
Vested - unissued	(55,976)	12.46	—	—
Unvested units as of December 31, 2022	288,266	$10.24	424,538	$12.14

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for Cash, Accounts receivable, Accounts payable, Accrued expenses and Other current liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of December 31, 2022 and December 31, 2021 are shown below:

	December 31, 2022	December 31, 2021
Estimated aggregate fair value	$521.0	$432.0
Aggregate carrying value (1)	554.1	427.3

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

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of December 31, 2022 and December 31, 2021, which are presented in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets:

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$9.8

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$2.8

The following is a summary of changes to Level 3 instruments as of December 31, 2022 and December 31, 2021:

Contingent Consideration
Balance, January 1, 2021	$1.8
Acquisition of Ginop	0.9
Change in fair value	0.1
Balance, December 31, 2021	$2.8
Acquisitions	6.9
Changes in fair value	0.5
Payments	(0.4)
Balance, December 31, 2022	$9.8

The following table represents the Company’s Level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments as of December 31, 2022 and 2021, respectively, and the significant unobservable inputs:

Instrument	Fair Value December 31, 2022	Fair Value December 31, 2021	Principal Valuation Technique	Significant Unobservable Inputs
Contingent consideration	$9.8	$2.8	Probability weighted range of outcomes	See above

Derivative Financial Instruments

In the normal course of business, we are exposed to market risk associated with changes in foreign currency exchange rates and interest rates. To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management's judgment of the trade-off between risk, opportunity and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes. The impact of hedge ineffectiveness was not significant in any of the periods presented.

Currency Derivative Contracts

From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. We had currency forward contracts outstanding with a notional amount of $9.2 million at December 31, 2022 that hedge our exposure to changes in foreign currency exchange rates for certain inventory purchases through August 2023. The unrealized gain on the foreign currency forward contracts for the period ended December 31, 2022 was not material. The Company has determined the currency derivative contracts are based on Level 2 inputs reflecting quoted market inputs.

Interest Rate Cap

During November 2022, we entered into an interest rate cap through December 2025 to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap was designated and qualified as a cash flow hedge. The premiums paid are recognized in income when paid from the effective date through the termination date. All changes in the value of the cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. As of December 31, 2022, we have a notional amount of $200.0 million hedged at a strike rate of 4.5% on one-month

SOFR. The unrealized loss and hedge ineffectiveness on the interest rate cap for the period ended December 31, 2022 were not material.

The Company has determined fair value on the interest rate derivatives based on significant observable inputs (Level 2) reflecting quoted market prices for similar instruments from commercial banks and inputs other than quoted prices that are observable (forward curves, implied volatility, counterparty credit risks) at regularly intervals.

The following table sets forth the Company’s derivative financial instruments measured at fair value as of December 31, 2022 and December 31, 2021, which were presented in “Other assets” and "Other current liabilities" on the Consolidated Balance Sheets:

Derivatives designated as hedge	Financial Statement Location	December 31, 2022	December 31, 2021
Interest rate cap fair value	Other assets	$3.5	$—
Foreign currency contracts	Other current liabilities	0.2	—

NOTE 17 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the 2022 acquisitions:

	YIT	Ecoverse
Cash	$2.3	$—
Accounts receivable	9.6	10.7
Inventories	7.6	12.6
Prepaid expenses and other current assets	0.1	0.7
Rental fleet	22.7	—
Property and equipment	2.0	0.6
Operating lease right-of-use assets	2.2	1.6
Other intangible assets	1.4	27.8
Goodwill	1.7	17.6
Total assets	$49.6	$71.6

Accounts payable	$(1.5)	$(8.2)
Customer deposits	—	(2.2)
Accrued expenses	(1.6)	(0.2)
Current operating lease liabilities	(0.8)	(0.1)
Current deferred revenue	(1.2)	—
Other current liabilities	—	(0.9)
Long-term operating lease liabilities	(1.4)	(1.5)
Deferred tax liability	(2.2)	—
Total liabilities	$(8.7)	$(13.1)

Net assets acquired	$40.9	$58.5

Assets acquired net of cash	$38.6	$58.5

Ecoverse

On November 1, 2022 the Company acquired Ecoverse, a distributor of environmental processing equipment headquartered in Avon, Ohio, with 15 sub dealers throughout North America, for a total purchase price of $58.5 million.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

YIT

On July 29, 2022 the Company acquired the stock of YIT, a privately held Canadian equipment distributor with locations in Ontario and Quebec, for a total purchase price of $40.9 million.

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired from the acquisitions in 2021:

	Material Handling	Construction	Total
Cash	$0.5	$1.2	$1.7
Accounts receivable	0.9	8.1	9.0
Inventories	0.6	27.5	28.1
Prepaid expenses and other current assets	0.4	—	0.4
Rental fleet	—	13.1	13.1
Property and equipment	0.6	3.1	3.7
Operating lease right-of-use assets	2.3	6.6	8.9
Other intangible assets	0.9	13.1	14.0
Goodwill	1.4	25.3	26.7
Total assets	$7.6	$98.0	$105.6

Floor plan payable	$—	$(13.8)	$(13.8)
Accounts payable	(0.3)	(5.4)	(5.7)
Accrued expenses	(0.1)	(2.7)	(2.8)
Customer deposits	(0.6)	(1.5)	(2.1)
Current operating lease liabilities	(0.2)	(0.4)	(0.6)
Current deferred revenue	(0.9)	(0.1)	(1.0)
Long-term operating lease liabilities	(2.1)	(6.2)	(8.3)
Deferred tax liability	—	(2.2)	(2.2)
Total liabilities	$(4.2)	$(32.3)	$(36.5)

Net assets acquired	$3.4	$65.7	$69.1

Assets acquired net of cash	$2.9	$64.5	$67.4

During 2022, we have had purchase price accounting adjustments related to 2021 acquisitions.

See the Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired" and "Supplemental schedule of noncash investing and financing activities" for other purchase consideration on acquisitions. We describe our 2021 acquisitions in more detail in Note 20 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 18 — UNION PENSION PLAN

The Company contributes to various multiemployer defined benefit pension plans under collective bargaining agreements that cover certain union represented employees. These multiemployer plans generally provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Plan trustees typically are responsible for determining the level of benefits to be provided to participants as well as the investment of the assets and plan administration. Trustees are appointed in equal number by employers and the unions that are parties to the relevant collective bargaining agreements.

Expense is recognized in connection with these plans as contributions are funded, in accordance with U.S. GAAP. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

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

The Company’s participation in multiemployer plans for the annual periods ended December 31, 2022, 2021 and 2020 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•
The “Pension Protection Act Zone Status” available is for plan years that ended in 2022 and 2021. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. This indicates the funded status of the plan with the status indicated by the colors of green, yellow and red with green being the most funded and red being the least funded.
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

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans. There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2022, 2021 and 2020.

Multiple Employer Pension Plans:

Pension Fund	EIN	Pension Protection Act Zone Status & Plan Year- End		FIP/RP Status	Contributions of Alta Equipment Group Inc. and Subsidiaries			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2022	2021		2022	2021	2020
Midwest Operating Engineers Local Union No. 150 Pension Trust Fund	36-6140097	Green 3/31/2022	Yellow 3/31/2021	None	$2.4	$2.2	$1.5	No	5/31/2024
Operating Engineers Local Union No. 324 Pension Fund	38-1900637	Red 4/30/2022	Red 4/30/2021	Implemented	1.2	0.9	0.8	Yes	9/30/2024
All Other Multiemployer Pension Plans (1)					1.2	0.8	0.2		Various
					$4.8	$3.9	$2.5

(1) All Other Multiemployer Pension Plans includes 9 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

NOTE 19 — SEGMENTS

The Company has two reportable segments: Material Handling and Construction Equipment. All other business activities, including Ecoverse, electric vehicles and corporate are included in "Corporate and Other". The Company’s segments are determined based on management structure, which is organized based on types of products sold, as described in the following paragraph. The operating results for each segment are reported separately to the Company’s Chief Executive Officer to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Material Handling segment is principally engaged in operations related to the sale, service and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region (including Boston) of the U.S. as well as Ontario and Quebec provinces of Canada. As of December 31, 2022, the Material Handling segment included the YIT acquisition and its related results since the acquisition during the third quarter.

The Construction Equipment segment is principally engaged in operations related to the sale, service and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York, Florida and the New England region (including Boston) of the U.S.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt, our electric vehicle and environmental processing equipment business activity as well as other activity not directly attributable to our Material Handling and Construction Equipment segments. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers and certain members of our shared-services leadership team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within the Corporate and Other segment.

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$305.2	$508.2	$3.8	$817.2
Parts sales	84.4	149.0	1.4	234.8
Service revenue	112.1	94.4	0.1	206.6
Rental revenue	63.5	116.6	—	180.1
Rental equipment sales	5.5	127.6	—	133.1
Total revenues	$570.7	$995.8	$5.3	$1,571.8
Interest expense	11.7	17.7	2.4	31.8
Depreciation and amortization	26.8	84.6	0.6	112.0
Income (loss) before taxes	17.1	14.2	(20.7)	10.6

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$258.3	$310.5	$—	$568.8
Parts sales	65.4	113.1	—	178.5
Service revenue	94.6	70.9	—	165.5
Rental revenue	48.4	107.1	—	155.5
Rental equipment sales	0.8	143.7	—	144.5
Total revenues	$467.5	$745.3	$—	$1,212.8
Interest expense	8.2	13.9	1.9	24.0
Depreciation and amortization	19.3	76.5	—	95.8
Income (loss) before taxes	10.2	(2.9)	(24.5)	(17.2)

The following table presents the Company’s results of operations by reportable segment for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$195.1	$215.2	$—	$410.3
Parts sales	55.5	74.1	—	129.6
Service revenue	80.0	48.5	—	128.5
Rental revenue	42.4	76.4	—	118.8
Rental equipment sales	7.5	78.9	—	86.4
Total revenues	$380.5	$493.1	$—	$873.6
Interest expense	5.2	11.1	7.5	23.8
Depreciation and amortization	21.1	53.9	—	75.0
Income (loss) before taxes	7.1	(16.7)	(21.0)	(30.6)

The following table presents the Company’s identified assets by reportable segment for the period ending December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Segment assets:
Material Handling	$416.3	$325.1
Construction Equipment	775.5	655.8
Corporate and Other	98.8	1.7
Total assets	$1,290.6	$982.6

NOTE 20 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. We include all common shares granted under our stock-based compensation plan which remain unvested (“restricted stock units”), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS for the year ended December 31, 2022, 2021 and 2020 were calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Basic net loss per share
Net income (loss) available to common stockholders	$6.3	$(23.4)	$(24.0)
Basic weighted average common shares outstanding	32,099,247	31,706,329	26,612,982
Basic net loss per share of common stock	$0.20	$(0.74)	$(0.90)
Diluted loss per share
Net income (loss) available to common stockholders	$6.3	$(23.4)	$(24.0)
Basic weighted average common shares outstanding	32,099,247	31,706,329	26,612,982
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	202,416	—	—
Diluted weighted average common shares outstanding	32,301,663	31,706,329	26,612,982
Diluted net loss per share of common stock	$0.20	$(0.74)	$(0.90)

Securities excluded from the calculation of diluted loss per share were approximately 174,000 and 90,000 for the years ended December 31, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.