Form 10-Q
period 2023-03-31
ALTA EQUIPMENT GROUP INC.
filed 2023-05-10
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 32,368,112 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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
•
federal, state, and local government budget uncertainty, especially as it relates to infrastructure projects and taxation;
•
currency risks and other risks associated with international operations; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in our annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$1.7	$2.7
Accounts receivable, net of allowances of $14.3 and $13.0 as of March 31, 2023 and December 31, 2022, respectively	228.3	232.8
Inventories, net	469.1	399.7
Prepaid expenses and other current assets	30.4	28.1
Total current assets	729.5	663.3

Property and equipment, net	398.9	377.8
Operating lease right-of-use assets, net	111.4	113.6
OTHER ASSETS
Goodwill	70.5	69.2
Other intangible assets, net	58.5	60.7
Other assets	8.0	6.0
Total other assets	137.0	135.9
TOTAL ASSETS	$1,376.8	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable – new equipment	$252.5	$211.5
Floor plan payable – used and rental equipment	62.3	45.3
Current portion of long-term debt	4.7	4.2
Accounts payable	88.1	90.8
Customer deposits	24.1	27.9
Accrued expenses	56.7	55.1
Current operating lease liabilities	15.2	14.8
Current deferred revenue	12.6	14.1
Other current liabilities	9.6	7.5
Total current liabilities	525.8	471.2

LONG-TERM LIABILITIES
Line of credit, net	256.0	217.5
Long-term debt, net of current portion	311.3	311.2
Finance lease obligations, net of current portion	17.7	15.4
Deferred revenue, net of current portion	4.9	4.9
Guaranteed purchase obligations, net of current portion	4.0	4.7
Long-term operating lease liabilities, net of current portion	100.0	101.9
Deferred tax liability	6.3	6.4
Other liabilities	12.7	17.6
TOTAL LIABILITIES	1,238.7	1,150.8
CONTINGENCIES - NOTE 13
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,368,112 and 32,194,243 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	223.6	222.8
Treasury stock at cost, 862,182 shares of common stock held at both March 31, 2023 and December 31, 2022	(5.9)	(5.9)
Accumulated deficit	(76.4)	(74.2)
Accumulated other comprehensive income (loss)	(3.2)	(2.9)
TOTAL STOCKHOLDERS’ EQUITY	138.1	139.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376.8	$1,290.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2023	2022
Revenues:
New and used equipment sales	$219.6	$151.6
Parts sales	68.4	53.4
Service revenue	60.2	48.2
Rental revenue	43.5	37.7
Rental equipment sales	29.0	40.8
Total revenues	420.7	331.7
Cost of revenues:
New and used equipment sales	179.0	123.9
Parts sales	45.4	36.7
Service revenue	25.1	20.1
Rental revenue	6.1	5.4
Rental depreciation	22.9	20.3
Rental equipment sales	20.9	33.9
Cost of revenues	299.4	240.3
Gross profit	121.3	91.4
General and administrative expenses	104.0	82.9
Depreciation and amortization expense	5.2	3.9
Total general and administrative expenses	109.2	86.8
Income from operations	12.1	4.6
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.5)	(0.3)
Interest expense – other	(10.5)	(5.8)
Other income	1.0	0.3
Total other expense, net	(11.0)	(5.8)
Income (loss) before taxes	1.1	(1.2)
Income tax provision	0.1	—
Net income (loss)	1.0	(1.2)
Preferred stock dividends	(0.8)	(0.8)
Net income (loss) available to common stockholders	$0.2	$(2.0)
Basic income (loss) per share	$0.01	$(0.06)
Diluted income (loss) per share	$0.01	$(0.06)
Basic weighted average common shares outstanding	32,223,221	32,363,376
Diluted weighted average common shares outstanding	32,430,715	32,363,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$1.0	$(1.2)
Other comprehensive loss
Foreign currency translation adjustments	0.1	—
Change in fair value of derivative, net of tax	(0.4)	—
Total other comprehensive loss	(0.3)	—
Comprehensive income (loss)	$0.7	$(1.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
(in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard (Note 2)	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
(amounts in millions, except share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net loss	—	—	—	—	—	(1.2)	—	—	(1.2)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	0.3	—	—	—	0.3
Balance at March 31, 2022	1,200,000	$—	32,363,376	$—	$217.7	$(78.8)	$(5.9)	$—	$133.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$1.0	$(1.2)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	28.1	24.2
Amortization of debt discount and debt issuance costs	0.3	0.3
Imputed interest	0.3	0.1
Gain on sale of rental equipment	(8.1)	(6.8)
Provision for inventory obsolescence	0.1	1.1
Provision for losses on accounts receivable	1.5	1.2
Stock-based compensation expense	0.8	0.3
Changes in deferred income taxes	(0.1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1.3	(7.8)
Inventories	(114.3)	(82.6)
Proceeds from sale of rental equipment	29.0	40.8
Prepaid expenses and other assets	(5.2)	1.7
Manufacturers floor plans payable	57.0	21.7
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(6.5)	0.2
Leases, deferred revenue, and other liabilities	(5.3)	0.1
Net cash used in operating activities	(20.1)	(6.7)
INVESTING ACTIVITIES
Expenditures for rental equipment	(14.6)	(15.1)
Expenditures for property and equipment	(3.1)	(1.8)
Proceeds from sale of property and equipment	—	0.1
Expenditures for guaranteed purchase obligations	0.5	(0.6)
Expenditures for acquisitions, net of cash acquired	(1.7)	(1.2)
Net cash used in investing activities	(18.9)	(18.6)
FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings	97.0	86.3
Principal payments on line of credit, long-term debt, and finance lease obligations	(59.8)	(71.6)
Proceeds from floor plan payable with unaffiliated source	50.7	30.2
Payments on floor plan payable with unaffiliated source	(49.7)	(19.5)
Preferred stock dividends paid	(0.8)	(0.8)
Common stock dividends paid and declared	(1.9)	—
Other financing activities	2.4	—
Net cash provided by financing activities	37.9	24.6

Effect of exchange rate changes on cash	0.1	—
NET CHANGE IN CASH	(1.0)	(0.7)

Cash, Beginning of year	2.7	2.3
Cash, End of period	$1.7	$1.6
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$42.7	$29.5
Supplemental disclosures of cash flow information
Cash paid for interest	$6.8	$1.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) are engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia, Massachusetts (including Boston), Maine, New Hampshire, Vermont, Connecticut, Rhode Island, Nevada, and Florida as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2023

Financial Instruments — Credit Losses

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"). This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, we recognize an allowance for our estimate of expected credit losses over the entire contractual term of our trade receivables from revenue transactions, except those arising from rental revenues, from the date of initial recognition of the financial instrument. Estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts.

The adoption of Topic 326 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures or our existing internal controls as our non-rental accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606, Revenues from Contracts with Customers ("Topic 606") and 2) Topic 842, Leases, ("Topic 842").

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 by revenue type and the applicable accounting standard.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$219.6	$219.6	$—	$151.6	$151.6
Parts sales	—	68.4	68.4	—	53.4	53.4
Service revenue	—	60.2	60.2	—	48.2	48.2
Rental revenue	43.5	—	43.5	37.7	—	37.7
Rental equipment sales	—	29.0	29.0	—	40.8	40.8
Total revenues	$43.5	$377.2	$420.7	$37.7	$294.0	$331.7

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. See Note 18, Segments, for further information.

Leases revenues (Topic 842)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment back at the end of the lease term between the customer and third-party lessee at a stated residual amount set forth in the initial sales contract or to pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has an option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received which represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenue on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee under Topic 842. At March 31, 2023 and December 31, 2022, the total deferred revenue relating to these various equipment sale transactions amounted to $2.7 million and $3.0 million, respectively. The Company also recognized a liability for its guarantee to repurchase equipment at residual amounts of $6.5 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively.

Rental revenue: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions are recognized in “Rental revenue” and “Rental equipment sales” on the Condensed Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. Substantially all of the Company’s revenues under Topic 606 are recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations, both are limited circumstances. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenue recognized from bill-and-hold agreements totaled $6.8 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and installation and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to automated equipment installation and system integration services and related software and hardware. The Company recognized $23.1 million and $16.7 million in project-based revenues for the three months ended March 31, 2023 and 2022, respectively.

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

Service revenue: The Company records service revenue primarily from guaranteed and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time using an input method of costs incurred to estimated costs over the life of the related contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $6.3 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). In some cases, certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred as title has been transferred.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of March 31, 2023 and December 31, 2022 were $5.1 million and $3.6 million, respectively.

Revenue from recurring support services is recognized ratably over the contract period. The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue, revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased and deferred revenue related to rental agreements. The deferred guaranteed maintenance amounts are recognized based on an estimated rate at which the services are provided over the life of the contract. Total deferred revenue relating to project-based revenue, service maintenance contracts and equipment rental agreements as of March 31, 2023 and December 31, 2022 was $14.8 million and $16.0 million, respectively. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of March 31, 2023 and December 31,

2022 was $17.5 million and $19.0 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $7.5 million and $2.3 million, respectively, from the prior year ending deferred revenue balance.

We believe the concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers.

NOTE 4 — RELATED PARTY TRANSACTIONS

During the fourth quarter 2022, substantially all of the Company's operating facilities that were previously leased from four real estate entities related through common ownership were sold to an unrelated third party. The Company continues to lease those facilities, however the lessor is no longer a related party. For the three months ended March 31, 2022, total rent expense under related party lease agreements, all of which are classified as operating, was $1.2 million.

Our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Chief Operating Officer ("COO") collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. During the three months ended March 31, 2023, the Company purchased $0.2 million of hydrogen fuel from OneH2. The Company paid OneH2 $1.1 million for the three months ended March 31, 2023 in addition to $3.1 million during the year ended December 31, 2022, as part of the Company's investment to build and commercialize its own hydrogen production plant which it expects to become operational in late 2023.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following:

	March 31,	December 31,
	2023	2022
New equipment	$320.9	$258.5
Used equipment	59.7	59.0
Work in process	10.7	8.6
Parts	83.4	78.8
Gross inventory	474.7	404.9
Inventory reserves	(5.6)	(5.2)
Inventories, net	$469.1	$399.7

Direct labor of $2.0 million and $1.8 million incurred for open service orders were capitalized and included in work in process at March 31, 2023 and December 31, 2022, respectively. The remaining work in process balances as of March 31, 2023 and December 31, 2022 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory to be sold after short-term leases expire was $2.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2023	2022
Land	$2.1	$2.1
Rental fleet	537.9	516.4
Buildings, equipment, and leasehold improvements:
Machinery and equipment	7.9	8.6
Autos and trucks	7.2	7.1
Buildings and leasehold improvements	15.6	15.6
Construction in progress	5.9	4.3
Finance lease right-of-use assets	28.2	24.4
Office equipment	4.2	4.7
Computer equipment	12.8	13.1
Total cost	621.8	596.3

Less: accumulated depreciation and amortization:
Rental fleet	(191.6)	(187.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(31.3)	(31.1)
Total accumulated depreciation and amortization	(222.9)	(218.5)
Property and equipment, net	$398.9	$377.8

Total depreciation and amortization on property and equipment was $23.4 million and $21.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company had assets related to finance leases with gross carrying values totaling $28.2 million and $24.4 million, and accumulated amortization balances totaling $6.6 million and $5.4 million, as of March 31, 2023 and December 31, 2022, respectively. Of the $537.9 million and $516.4 million of gross cost of rental fleet, $10.9 million and $11.8 million were represented by guaranteed purchase obligation assets as of March 31, 2023 and December 31, 2022, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the three months ended March 31, 2023:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2022	$13.6	$38.0	$17.6	$69.2
Additions	0.8	—	—	0.8
Adjustments to purchase price allocations	(0.4)	—	0.9	0.5
Balance, March 31, 2023	$14.0	$38.0	$18.5	$70.5

See Note 17, Business Combinations, for further information.
NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and accumulated amortization as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.1	$63.0	$(11.7)	$51.3
Other intangibles	4.0	10.7	(3.5)	7.2
Total	7.4	$73.7	$(15.2)	$58.5

	December 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.3	$63.0	$(10.1)	$52.9
Other intangibles	4.2	10.7	(2.9)	7.8
Total	7.7	$73.7	$(13.0)	$60.7

Amortization of other intangible assets was $2.2 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 — FLOOR PLANS

Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lender to primarily finance new inventory. In connection with the acquisition of the stock of Yale Industrial Trucks Inc. ("YIT"), on July 6, 2022 the Company amended its Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $50.0 million to $60.0 million. The First Lien Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes (as hereinafter defined) remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $59.6 million, excluding unamortized debt issuance costs. The effective interest rate at March 31, 2023 was 7.5%. As of December 31, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $58.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2022 was 7.0%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

Original Equipment Manufacturer (“OEM”) Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $135.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs, the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

With recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of March 31, 2023 ranged from 7.6% to 9.8%. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance on the OEM Floor Plan Facilities of $255.4 million and $198.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $350.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of March 31, 2023 and December 31, 2022, was $315.0 million and $256.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2023 and 2022, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $1.5 million and $0.3 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 7.3% and 6.7% as of March 31, 2023 and March 31, 2022, respectively.

NOTE 10 — LONG-TERM DEBT

Line of Credit — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. In connection with the acquisition of YIT, on July 6, 2022 the Company amended the ABL Facility by exercising $80.0 million of the $150.0 million accordion function increasing borrowing capacity from $350.0 million to $430.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes (as hereinafter defined) remain outstanding as of December 1, 2025. As of March 31, 2023, the Company had an outstanding ABL Facility balance of

$257.8 million, excluding unamortized debt issuance costs. The effective interest rate was 6.7% at March 31, 2023. As of December 31, 2022, the Company had an outstanding ABL Facility balance of $219.5 million, excluding unamortized debt issuance costs. The effective interest rate was 6.2% at December 31, 2022.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $780.0 million unless certain other conditions are met. The total amount outstanding as of March 31, 2023 and December 31, 2022, was $572.8 million and $476.4 million, exclusive of debt issuance and deferred financing costs of $2.0 million and $2.1 million, respectively.

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

As of March 31, 2023, outstanding borrowings under the Notes were $311.3 million, which included $3.7 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2023	2022
Line of credit	$257.8	$219.5
Senior secured second lien notes	315.0	315.0
Unamortized debt issuance costs	(2.6)	(2.8)
Debt discount	(2.9)	(3.0)
Finance leases	22.4	19.6
Total debt and finance leases	$589.7	$548.3
Less: current maturities	(4.7)	(4.2)
Long-term debt and finance leases, net	$585.0	$544.1

As of March 31, 2023, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired the assets of Ecoverse Industries, LTD ("Ecoverse") on November 1, 2022. Pursuant to the asset purchase agreement, sellers are entitled to additional cash payments of a minimum of $6.0 million throughout a 5-year period. As of March 31, 2023, the Company recorded a $6.0 million liability which included $5.8 million related to present value of these minimum cash payments using a market participant discount rate and $0.2 million of imputed interest. As of December 31, 2022, the liability was $5.9 million. This additional future liability is recorded as a non-contingent liability in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets. See Note 16, Fair Value of Financial Instruments, and Note 17, Business Combinations, for further information.

NOTE 11 — EQUITY

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI as reported in the Condensed Consolidated Balance Sheets, and the changes in AOCI by components, net of tax, are as follows:

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2022	$(1.5)	$(1.4)	$(2.9)
Other comprehensive income (loss) before reclassification	0.1	(0.4)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income (loss)	0.1	(0.4)	(0.3)
Balance at March 31, 2023	$(1.4)	$(1.8)	$(3.2)

NOTE 12 — LEASES

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to twenty years.

At March 31, 2023 and December 31, 2022, assets recorded under finance leases, net of accumulated depreciation were $21.6 million and $19.0 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or their estimated useful lives.

The components of lease expense (including related party leases) were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$6.9	$6.0
Short-term lease expense	1.7	1.0
Low-value lease expense	0.3	—
Variable lease expense	2.1	1.2
Finance lease expense:
Amortization of right-of-use assets	1.3	0.8
Interest on lease liabilities	0.5	0.2
Total lease expense	$12.8	$9.2

Other information related to leases is presented in the table below:

	Three Months Ended March 31,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.7	$5.8
Operating cash flows for finance leases	0.5	0.2
Financing cash flows for finance leases	1.1	0.7
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	2.1	3.8
Finance leases	4.0	1.5
Weighted Average Remaining Lease Term (in years):
Operating leases	9.2	7.3
Finance leases	4.5	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.1	6.6
Finance leases	8.0	5.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of March 31, 2023 were as follows:

Years	Operating Leases	Finance Leases
Remainder of 2023	$18.8	$4.7
2024	23.5	6.1
2025	20.0	5.8
2026	16.9	5.0
2027	15.7	3.4
Thereafter	88.8	1.6
Total future minimum lease payments	183.7	26.6
Less: imputed interest	(68.5)	(4.2)
Total	$115.2	$22.4

Amounts recognized in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	March 31, 2023	December 31, 2022
Current portion of long-term debt	$4.7	$4.2
Current operating lease liabilities	15.2	14.8
Finance lease obligations, net of current portion	17.7	15.4
Long-term operating lease liabilities, net of current portion	100.0	101.9
Total	$137.6	$136.3

As of March 31, 2023, the Company had additional leases, substantially all real estate, that were executed but had not yet commenced with undiscounted lease payments of $3.1 million. These leases are expected to commence in 2023 with lease terms up to 10 years.

See Note 13, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 13— CONTINGENCIES

Guarantees

As of March 31, 2023 and December 31, 2022, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. The terms of the guarantees range from 1 to 5 years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.7 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

Legal Proceedings

During the three months ended March 31, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of both March 31, 2023 and December 31, 2022 there were $4.9 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings as disclosed in Note 10, Long-Term Debt.

NOTE 14 — INCOME TAXES

The income tax provision for the three months ended March 31, 2023 was $0.1 million of deferred income tax expense in foreign jurisdictions. There was no income tax provision for the three months ended March 31, 2022.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 9.1% and 0.0%, respectively. The effective income tax rate in 2023 was primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance and 2022 was primarily due to tax losses in these tax jurisdictions.

The Company considers the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. The undistributed earnings of foreign subsidiaries and related unrecognized deferred tax liability are not material as of March 31, 2023.The Company will continue to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

As of December 31, 2022, the Company had federal net operating tax loss carryforwards of approximately $30.5 million, which may be carried forward indefinitely and are eligible to offset 80% of future taxable income. The Company also has state net operating loss carryforwards of $32.2 million with varying carryforward expiration periods ranging from 2025 to 2041. We have established a valuation allowance fully offsetting the net operating losses that the Company does not expect to be realizable in the U.S.

NOTE 15 — STOCK-BASED COMPENSATION

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

The Company recognized total stock-based compensation expense of $0.8 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $1.5 million, which is expected to be recognized over a weighted average period of 1.2 years. As of March 31, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $3.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

The following table shows the number of restricted stock awards that were granted and vested during the three months ended March 31, 2023:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2022	288,266	$10.24	424,538	$12.14
Vested - issued	(120,079)	9.95	(53,790)	12.14
Vested - unissued	(9,326)	11.05	—	—
Unvested units as of March 31, 2023	158,861	$10.42	370,748	$12.14

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for Cash, Accounts receivable, Accounts payable, Accrued expenses and Other current liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of March 31, 2023 and December 31, 2022 are shown below:

	March 31, 2023	December 31, 2022
Estimated aggregate fair value	$574.7	$521.0
Aggregate carrying value (1)	595.2	554.1

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-out that the Company may be required to pay in conjunction with the acquisitions upon the achievement of certain performance milestones. The principal valuation technique for the contingent consideration is using a probability weighted range of outcomes analysis. The earn-out for the acquisitions is measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Operations.

The following table sets forth, by level of hierarchy, the Company’s recurring measures at fair value as of March 31, 2023 and December 31, 2022, which are presented in “Other current liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets:

	March 31, 2023
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$9.9

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$9.8

The following is a summary of changes to Level 3 instruments for the three months ended March 31, 2023:

Contingent Consideration
Balance, December 31, 2022	$9.8
Acquisitions	—
Changes in fair value	0.1
Payments	—
Balance, March 31, 2023	$9.9

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

Currency Derivative Contracts

From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to certain foreign currencies. We had currency forward contracts outstanding with a notional amount of $5.5 million at March 31, 2023 that hedge our exposure to changes in foreign currency exchange rates for certain inventory purchases through August 2023. The unrealized gain on the foreign currency forward contracts for the period ended March 31, 2023 was not material. The Company has determined the currency derivative contracts are based on Level 2 inputs reflecting quoted market inputs.

Interest Rate Cap

During November 2022, we entered into an interest rate cap through December 2025 to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is designated and qualifies as a cash flow hedge. The premiums are recognized in income when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. As of March 31, 2023, we have a notional amount of $200.0 million hedged at a strike rate of 4.5% on one-month SOFR. The unrealized loss on the interest rate cap for the period ended March 31, 2023 was not material.

The Company has determined fair value of the interest rate cap based on significant observable inputs (Level 2) reflecting quoted market prices for similar instruments from commercial banks and inputs other than quoted prices that are observable (forward curves, implied volatility, counterparty credit risks) at regular intervals.

The following table sets forth the Company’s derivative financial instruments measured at fair value as of March 31, 2023 and December 31, 2022, which were presented in “Other assets” and "Other current liabilities" on the Condensed Consolidated Balance Sheets:

Derivatives	Financial Statement Location	March 31, 2023	December 31, 2022
Interest rate cap fair value	Other assets	$2.7	$3.5
Foreign currency contracts	Other current liabilities	—	0.2

NOTE 17 — BUSINESS COMBINATIONS

On March 1, 2023 the Company purchased the assets of M&G Materials Handling Co. ("M&G"), a privately held Yale dealer with a presence in Rhode Island. The purchase price was $2.3 million. The acquisition is not material for the three months ended March 31, 2023; therefore, we did not include an opening balance sheet for the M&G acquisition herein. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired by segment from the 2022 acquisitions:

	Material Handling	Master Distribution	Total
Cash	$2.3	$—	$2.3
Accounts receivable	9.6	9.5	19.1
Inventories	7.6	12.6	20.2
Prepaid expenses and other current assets	0.1	0.7	0.8
Rental fleet	22.7	—	22.7
Property and equipment	2.0	0.6	2.6
Operating lease right-of-use assets	2.2	1.6	3.8
Other intangible assets	1.4	27.8	29.2
Goodwill	1.7	18.5	20.2
Total assets	$49.6	$71.3	$120.9

Accounts payable	$(1.5)	$(8.2)	$(9.7)
Customer deposits	—	(2.2)	(2.2)
Accrued expenses	(1.6)	(0.2)	(1.8)
Current operating lease liabilities	(0.8)	(0.1)	(0.9)
Current deferred revenue	(1.2)	—	(1.2)
Other current liabilities	—	(0.9)	(0.9)
Long-term operating lease liabilities	(1.4)	(1.5)	(2.9)
Deferred tax liability	(2.2)	—	(2.2)
Total liabilities	$(8.7)	$(13.1)	$(21.8)

Net assets acquired	$40.9	$58.2	$99.1

Assets acquired net of cash	$38.6	$58.2	$96.8

During 2023, we have had purchase price accounting adjustments related to 2022 acquisitions which were not significant individually or in the aggregate. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired" for the net current year impact of the 2022 acquisitions purchase price accounting adjustments and acquisition of M&G. We describe our 2022 acquisitions in more detail in Note 17 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 18 — SEGMENTS

The Company has three reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities, including electric vehicles and corporate are included in "Corporate and Other". The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

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

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. The Master Distribution segment is principally engaged in large-scale equipment distribution rights with sub dealers throughout North America related to environmental processing equipment. The financial data below, as of December 31, 2022, has been recast to reflect the change in segment presentation.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity all together. Corporate incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within the Corporate and Other segment.

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$87.5	$112.1	$23.5	$(3.5)	$219.6
Parts sales	25.0	40.9	2.9	(0.4)	68.4
Service revenue	32.9	27.2	0.1	—	60.2
Rental revenue	18.0	25.3	0.2	—	43.5
Rental equipment sales	1.4	27.6	—	—	29.0
Total revenues	$164.8	$233.1	$26.7	$(3.9)	$420.7
Interest expense	3.9	6.6	0.8	0.7	12.0
Depreciation and amortization	8.1	18.8	1.1	0.1	28.1
Income (loss) before taxes	5.1	(1.6)	3.4	(5.8)	1.1

The following table presents the Company’s results of operations by reportable segment for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$66.9	$84.7	$—	$151.6
Parts sales	19.2	34.2	—	53.4
Service revenue	26.7	21.5	—	48.2
Rental revenue	12.8	24.9	—	37.7
Rental equipment sales	—	40.8	—	40.8
Total revenues	$125.6	$206.1	$—	$331.7
Interest expense	2.3	3.5	0.3	6.1
Depreciation and amortization	5.3	18.9	—	24.2
Income (loss) before taxes	4.0	(2.1)	(3.1)	(1.2)

The following table presents the Company’s identified assets by reportable segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Segment assets:
Material Handling	$446.5	$416.3
Construction Equipment	829.9	775.5
Master Distribution	81.2	77.6
Corporate and Other	19.2	21.2
Total assets	$1,376.8	$1,290.6

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common shares granted under our stock-based compensation plan which remain unvested ("non-vested restricted stock units"), in the number of shares outstanding for our diluted earnings per share calculations using the treasury method.

Basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 were calculated as follows:

	Three Months Ended March 31,
	2023	2022
Basic net (loss) income per share
Net income (loss) available to common stockholders	$0.2	$(2.0)
Basic weighted average common shares outstanding	32,223,221	32,363,376
Basic net income (loss) per share of common stock	$0.01	$(0.06)
Diluted income (loss) per share
Net income (loss) available to common stockholders	$0.2	$(2.0)
Basic weighted average common shares outstanding	32,223,221	32,363,376
Effect of dilutive securities:
Effect of dilutive non-vested restricted stock units	207,494	—
Diluted weighted average common shares outstanding	32,430,715	32,363,376
Diluted net income (loss) per share of common stock	$0.01	$(0.06)

Approximately 91,000 securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2022, because the inclusion of such securities in the calculation would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect its future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Recent Developments

Strategic Acquisitions

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long-term will be accretive to our financial performance. To that end, on March 1, 2023 the Company purchased the assets of M&G, a privately held Yale dealer with a presence in Rhode Island. With the acquisition, the Company now offers material handling customers in Rhode Island both Hyster and Yale branded products.

Equipment Inventory Availability and Product Support

Throughout 2021 and 2022, our industry was unfavorably impacted by equipment supply chain constraints leading to shortages across construction and material handling equipment categories and limiting our collective ability to meet customer demand and potentially increase our market share. While we continue to experience delivery delays and longer than normal lead times for certain equipment categories, we saw the continued subsiding of equipment supply chain constraints in the first quarter of 2023, resulting in an increase in our new equipment inventory relative to prior periods. This increase in new inventory in the first half of the fiscal year, given the seasonality of our Construction segment, is natural for our business and in line with historic norms. Our ability to take delivery of new equipment from our OEMs in the first quarter of 2023 was the primary driver of the $68.0 million increase in new and used equipment sales when compared to the same period last year. Additionally, and notably, the broader supply chain issues have not materially impacted our ability to source replacement parts for our service operation, as our OEMs have prioritized the production and delivery of replacement parts to dealers. As our customers focus on the “up-time” of their equipment, we continued to see strong demand for our product support capabilities, skilled technicians labor and replacement parts in the first quarter of 2023.

Business Description

The Company owns and operates one of the largest integrated equipment dealership platforms in the U.S. and has a presence in Canada. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks, heavy and compact earthmoving equipment, environmental processing equipment, cranes, paving and asphalt equipment, and other material handling and construction equipment. We engage in five principal business activities in these equipment categories:

(i)
new equipment sales;
(ii)
used equipment sales;
(iii)
parts sales;
(iv)
repair and maintenance services; and
(v)
equipment rentals.

We have operated as an equipment dealership for over 38 years and have developed a branch network that includes over 70 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service and rental functions. Additionally, we provide warehouse design and build services, automated equipment installation and system integration solutions within our Material Handling segment.

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, JCB and Kubota, among many others. We also now, through the acquisition of Ecoverse, have exclusive master dealer rights throughout North America for environmental processing equipment with leading OEMs including Doppstadt, Backus and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in New York, New Jersey, eastern Pennsylvania, New England, Florida and Illinois markets.

Business Segments

For detailed description of our business segments, refer to Note 18, Segments.

Financial Statement Overview

Our revenues are primarily derived from sale or rental of equipment and product support (e.g. parts and service) related activities, and consist of:

New Equipment Sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for the rental, parts and services business. The majority of our new equipment sales is predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our material handling equipment offerings which include, but are not limited to, automated equipment and related installation, warehouse systems integration solutions and related controls software.

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

Parts Sales. We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEM’s with which we have exclusive agreements to sell new equipment.

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

Equipment Rentals. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $527.0 million as of March 31, 2023. The original acquisition cost of our rental fleet excludes the $10.9 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

New Equipment Sales. Cost of new equipment sold consists of the total acquisition costs of the new equipment we purchase from third parties.

Used Equipment Sales. Cost of used equipment sold consists of the net book value, or cost, of used equipment we purchase from third parties or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions.

Parts Sales. Cost of parts sales represents the average cost of parts used in the maintenance and repair of customer-owned equipment we service or parts sold directly to customers for their owned equipment (e.g. over-the-counter parts).

Services Revenue. Cost of services revenues primarily represents the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

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

Rental Depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. See Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K, for information on our rental equipment depreciation methods.

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

Other (Expense) Income, Net . This section of the Condensed Consolidated Statement of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, our second lien secured notes and our finance lease arrangements.

Results of Operations

The three months ended March 31, 2023 and 2022

Consolidated Results

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$219.6	$151.6	$68.0	44.9%
Parts sales	68.4	53.4	15.0	28.1%
Service revenue	60.2	48.2	12.0	24.9%
Rental revenue	43.5	37.7	5.8	15.4%
Rental equipment sales	29.0	40.8	(11.8)	(28.9)%
Total revenues	420.7	331.7	89.0	26.8%

Cost of revenues:
New and used equipment sales	179.0	123.9	55.1	44.5%
Parts sales	45.4	36.7	8.7	23.7%
Service revenue	25.1	20.1	5.0	24.9%
Rental revenue	6.1	5.4	0.7	13.0%
Rental depreciation	22.9	20.3	2.6	12.8%
Rental equipment sales	20.9	33.9	(13.0)	(38.3)%
Cost of revenues	299.4	240.3	59.1	24.6%

Gross profit	121.3	91.4	29.9	32.7%

General and administrative expenses	104.0	82.9	21.1	25.5%
Depreciation and amortization expense	5.2	3.9	1.3	33.3%
Total general and administrative expenses	109.2	86.8	22.4	25.8%

Income from operations	12.1	4.6	7.5	163.0%

Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.5)	(0.3)	(1.2)	400.0%
Interest expense – other	(10.5)	(5.8)	(4.7)	81.0%
Other income	1.0	0.3	0.7	233.3%
Total other expense, net	(11.0)	(5.8)	(5.2)	89.7%

Income (loss) before taxes	1.1	(1.2)	2.3	(191.7)%

Income tax provision	0.1	—	0.1	100.0%
Net income (loss)	1.0	(1.2)	2.2	(183.3)%

Preferred stock dividends	(0.8)	(0.8)	—	—
Net income (loss) available to common stockholders	$0.2	$(2.0)	$2.2	(110.0)%

	Percent of Revenues
Consolidated	Three Months Ended March 31,
	2023	2022
Revenues:
New and used equipment sales	52.2%	45.7%
Parts sales	16.3%	16.1%
Service revenue	14.3%	14.5%
Rental revenue	10.3%	11.4%
Rental equipment sales	6.9%	12.3%
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	42.5%	37.3%
Parts sales	10.8%	11.1%
Service revenue	6.0%	6.1%
Rental revenue	1.5%	1.6%
Rental depreciation	5.4%	6.1%
Rental equipment sales	5.0%	10.2%
Cost of revenues	71.2%	72.4%

Gross profit	28.8%	27.6%

Non-GAAP Financial Measure: Organic Revenue Growth

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$420.7	$331.7	$89.0	26.8%
Acquisitions revenues	35.4	—
Organic revenues:
New and used equipment sales	195.7	151.6	44.1	29.1%
Parts sales	63.4	53.4	10.0	18.7%
Service revenue	57.5	48.2	9.3	19.3%
Rental revenue	40.2	37.7	2.5	6.6%
Rental equipment sales	28.5	40.8	(12.3)	(30.1)%
Total organic revenues	$385.3	$331.7	$53.6	16.2%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used is organic revenue and growth rates associated with organic revenue. Pursuant to the requirements of Regulation G, we have provided a reconciliation of organic revenue to the most directly comparable GAAP financial measure in the table above and in subsequent tables in management's discussion and analysis of our individual business segments. This measure is supplemental to, and should be used in conjunction with, the most comparable GAAP measure. Management uses this non-GAAP financial measure to monitor and evaluate financial results and trends.

We define organic revenue growth as revenue growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Revenues: Consolidated revenues increased by $89.0 million, or 26.8%, to $420.7 million for the three months ended March 31, 2023 as compared to the same period last year. Organic sales growth in the three months ended March 31, 2023 reached 16.2% compared to the same period last year. Despite headwinds of equipment supply chain volatility, higher interest rates, inflation and tight labor markets, we have experienced continued demand for our products and services as the fundamentals in many of the markets we serve remain solid. We continue to maintain a strong backlog and, in certain regions, we have taken market share from competitors with our inventory stocking strategies. Our customer focus through turbulent market times has led to an organic revenue increase of 29.1% in new and used equipment sales, a 19.0% organic revenue increase in our combined parts and service product support departments and an 6.6% organic increase in rental revenue. Rental equipment sales declined 30.1% for the three months ended March 31, 2023 as compared to the same period last year as we strategically balance the decision to retain fleet to benefit from the elevated utilization and rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments. Overall, on a consolidated basis, we realized an organic increase of $53.6 million for the three months ended March 31, 2023, as compared to the same period last year.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Consolidated	GP%	GP%	GP%
New and used equipment sales	18.5%	18.3%	0.2%
Parts sales	33.6%	31.3%	2.3%
Service revenue	58.3%	58.3%	—
Rental revenue	33.3%	31.8%	1.5%
Rental equipment sales	27.9%	16.9%	11.0%

Consolidated gross profit	28.8%	27.6%	1.2%

The consolidated gross profit for the three months ended March 31, 2023 was 28.8%, a 120 basis point increase from the 27.6% for the same period in 2022. New and used equipment sales margins increased 20 basis points to 18.5%, consistent overall with prior year but reflective of a favorable pricing environment for new equipment and our focus on providing more customized equipment solutions which yield a higher gross margin versus commodity products. The favorable pricing market coupled with our flexible rent-to-sell rental model, which allows us to sell previously depreciated rental fleet, led to a 1100 basis point increase in rental equipment sales margin when comparing the year-over-year periods despite lower sales volume in the category. The lower sales volume of rental equipment sales is related to loosening supply chain constraints on new equipment, which led to the large increase in new equipment sales for the quarter, as previously mentioned. Parts sales margins are modestly improved year to date when compared to the same time last year amid a favorable pricing environment and the acquisition of Ecoverse in the fourth quarter of 2022. We realized a 150 basis point increase in rental revenue gross margin for the three months ended March 31, 2023, largely as a result of an elevated rental rate environment when compared to the same period last year. Service gross margins remained consistent year-over-year.

General and Administrative expenses: Consolidated general and administrative expenses increased by $22.4 million to $109.2 million for the three months ended March 31, 2023 compared to the same period last year, driven by the full period impact from our 2022 acquisitions as well as an increases in operating input costs, such as vehicles, fuel and technician supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales year to date. Further, employment costs such as wages and benefits increased due to an overall growth of our employee headcount compounded by inflationary labor market factors.

Other (expense) income, net: Consolidated other expense, net for the three months ended March 31, 2023 was $11.0 million compared to $5.8 million for the same period in 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding due to acquisitions and increasing inventory levels.

Provision for income taxes: The Company recorded an income tax provision of $0.1 million for the three months ended March 31, 2023 primarily due to income in the current year that cannot be fully offset with net operating losses.There was no income tax provision for the three months ended March 31, 2022 primarily due to net losses in these tax jurisdictions.

Material Handling Results

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$87.5	$66.9	$20.6	30.8%
Parts sales	25.0	19.2	5.8	30.2%
Service revenue	32.9	26.7	6.2	23.2%
Rental revenue	18.0	12.8	5.2	40.6%
Rental equipment sales	1.4	—	1.4	100.0%
Total revenues	164.8	125.6	39.2	31.2%

Cost of revenues:
New and used equipment sales	68.5	52.5	16.0	30.5%
Parts sales	15.6	11.9	3.7	31.1%
Service revenue	14.1	10.7	3.4	31.8%
Rental revenue	2.1	1.4	0.7	50.0%
Rental depreciation	6.1	3.8	2.3	60.5%
Rental equipment sales	0.9	—	0.9	100.0%
Cost of revenues	107.3	80.3	27.0	33.6%

Gross profit	57.5	45.3	12.2	26.9%

General and administrative expenses	43.0	38.6	4.4	11.4%
Depreciation and amortization expense	2.0	1.5	0.5	33.3%
Total general and administrative expenses	45.0	40.1	4.9	12.2%

Income from operations	12.5	5.2	7.3	140.4%

Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.5)	(0.1)	(0.4)	400.0%
Interest expense – other	(3.4)	(2.2)	(1.2)	54.5%
Other (expense) income	(3.5)	1.1	(4.6)	(418.2)%
Total other expense, net	(7.4)	(1.2)	(6.2)	516.7%

Income before taxes	$5.1	$4.0	$1.1	27.5%

	Percent of Revenues
Material Handling	Three Months Ended March 31,
	2023	2022
Revenues:
New and used equipment sales	53.1%	53.2%
Parts sales	15.2%	15.3%
Service revenue	20.0%	21.3%
Rental revenue	10.9%	10.2%
Rental equipment sales	0.8%	—
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	41.6%	41.8%
Parts sales	9.5%	9.5%
Service revenue	8.6%	8.5%
Rental revenue	1.2%	1.1%
Rental depreciation	3.7%	3.0%
Rental equipment sales	0.5%	—
Cost of revenues	65.1%	63.9%

Gross profit	34.9%	36.1%

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$164.8	$125.6	$39.2	31.2%
Acquisitions revenues	12.6	—
Organic revenues:
New and used equipment sales	83.6	66.9	16.7	25.0%
Parts sales	22.6	19.2	3.4	17.7%
Service revenue	30.3	26.7	3.6	13.5%
Rental revenue	14.9	12.8	2.1	16.4%
Rental equipment sales	0.8	—	0.8	100.0%
Total organic revenues	$152.2	$125.6	$26.6	21.2%

Revenues: Material Handling segment revenues increased by $39.2 million to $164.8 million for the three months ended March 31, 2023 as compared to the same period last year. Organically, the segment revenues increased 21.2% year to date over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment, and our OEMs ability to deliver more new equipment in 2023 versus 2022 allowing for throughput on our sales backlog. Importantly, on an organic basis product support revenues made up of the combined parts and service departments increased 15.3% as volumes, pricing and labor productivity all showed improvements. Rental revenue increased 16.4%, on an organic basis for the three months ended March 31, 2023 as compared to the same period last year on higher rental rates and a higher nominal level of fleet on rent. Additionally, it should be noted the three months ended March 31, 2023 included three months of operating activity for our YIT acquisition in Canada, which closed on July 29, 2022, driving further variance between the comparable periods on an inorganic basis.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
	GP%	GP%	GP%
New and used equipment sales	21.7%	21.5%	0.2%
Parts sales	37.6%	38.0%	(0.4)%
Service revenue	57.1%	59.9%	(2.8)%
Rental revenue	54.4%	59.4%	(5.0)%
Rental equipment sales	35.7%	NA	NA

Segment gross profit	34.9%	36.1%	(1.2)%

Material Handling gross profit for the three months ended March 31, 2023 decreased 120 basis points to 34.9% compared to the same period in 2022. New and used equipment gross margins along with parts gross margins have remained relatively consistent year-over-year. The 280 basis point service margin decline in the Material Handling segment for the three months ended March 31, 2023 compared to the prior year same period can be partially attributed to the inclusion of our acquired company, YIT, with below average margins in the quarter, and other factors including an increase in time spent on internal work orders (e.g., preparation and delivery of new and used equipment to customers and the repair of company-owned rental equipment) and an uptick in non-billable costs of our technicians (which include training, paid time off and unreimbursed travel time to customers) all contributing to an overall margin reduction. Rental revenue gross margins have declined 500 basis points due to increased rental depreciation expense due to higher rental fleet inventory as compared to the same period last year, attributable also to the acquisition of YIT, which increased the segment’s rental fleet.

General and administrative expenses: Material Handling general and administrative expenses increased by $4.9 million to $45.0 million for the three months ended March 31, 2023 as compared to the same period last year, mainly due to the full period impact from the YIT acquisition. Sales related variable costs, such as sales commissions and bonuses as well as an increase in employee benefits and operating input costs, as described previously, are also impacting the year-over-year variance.

Other (expense) income, net: Material Handling other expense, net increased by $6.2 million to $7.4 million for the three months ended March 31, 2023 as compared to the same period last year. The increase is mainly related to the increase in total borrowings used to support acquisitions combined with a rise in interest rates on our floating-rate debt.

Construction Equipment Results

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$112.1	$84.7	$27.4	32.3%
Parts sales	40.9	34.2	6.7	19.6%
Service revenue	27.2	21.5	5.7	26.5%
Rental revenue	25.3	24.9	0.4	1.6%
Rental equipment sales	27.6	40.8	(13.2)	(32.4)%
Total revenues	233.1	206.1	27.0	13.1%

Cost of revenues:
New and used equipment sales	96.3	71.4	24.9	34.9%
Parts sales	28.6	24.8	3.8	15.3%
Service revenue	10.9	9.4	1.5	16.0%
Rental revenue	4.0	4.0	—	—
Rental depreciation	16.5	16.5	—	—
Rental equipment sales	19.9	33.9	(14.0)	(41.3)%
Cost of revenues	176.2	160.0	16.2	10.1%

Gross profit	56.9	46.1	10.8	23.4%

General and administrative expenses	47.4	41.5	5.9	14.2%
Depreciation and amortization expense	2.3	2.4	(0.1)	(4.2)%
Total general and administrative expenses	49.7	43.9	5.8	13.2%

Income from operations	7.2	2.2	5.0	227.3%

Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.9)	(0.2)	(0.7)	350.0%
Interest expense – other	(5.7)	(3.3)	(2.4)	72.7%
Other expense	(2.2)	(0.8)	(1.4)	175.0%
Total other expense, net	(8.8)	(4.3)	(4.5)	104.7%

Loss before taxes	$(1.6)	$(2.1)	$0.5	(23.8)%

	Percent of Revenues
Construction Equipment	Three Months Ended March 31,
	2023	2022
Revenues:
New and used equipment sales	48.1%	41.1%
Parts sales	17.5%	16.6%
Service revenue	11.7%	10.4%
Rental revenue	10.9%	12.1%
Rental equipment sales	11.8%	19.8%
Total revenues	100.0%	100.0%

Cost of revenues:
New and used equipment sales	41.3%	34.6%
Parts sales	12.3%	12.0%
Service revenue	4.7%	4.6%
Rental revenue	1.7%	1.9%
Rental depreciation and amortization	7.1%	8.0%
Rental equipment sales	8.5%	16.5%
Cost of revenues	75.6%	77.6%

Gross profit	24.4%	22.4%

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$233.1	$206.1	$27.0	13.1%
Acquisitions revenues	—	—
Organic revenues:
New and used equipment sales	112.1	84.7	27.4	32.3%
Parts sales	40.9	34.2	6.7	19.6%
Service revenue	27.2	21.5	5.7	26.5%
Rental revenue	25.3	24.9	0.4	1.6%
Rental equipment sales	27.6	40.8	(13.2)	(32.4)%
Total organic revenues	$233.1	$206.1	$27.0	13.1%

Revenues: Construction Equipment segment revenues increased by $27.0 million to $233.1 million for the three months ended March 31, 2023 as compared to the same period last year. Organically, the segment revenues increased 13.1% for the three months ended March 31, 2023 over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment and our OEMs ability to deliver more new equipment in 2023 versus 2022. New and used equipment sales increased by 32.3% organically amid loosening supply chain constraints in our OEM base, and product support revenues increased 22.3%. Rental revenue increased 1.6%, on an organic basis, for the three months ended March 31, 2023 as compared to the same period last year primarily attributable to an increased rental rate environment existing between the comparable periods. Rental equipment sales decreased for the three months ended March 31, 2023 as compared to the same period last year, as the greater availability of new equipment to satisfy sales demand in the quarter (as noted and contained in the 32.3% increase in new and used equipment sales growth) allowed for more flexibility in the decision as to whether to strategically sell equipment out of the rental fleet or to retain fleet to benefit from the elevated rental rate environment heading into the warmer weather rental season.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
	GP%	GP%	GP%
New and used equipment sales	14.1%	15.7%	(1.6)%
Parts sales	30.1%	27.5%	2.6%
Service revenue	59.9%	56.3%	3.6%
Rental revenue	19.0%	17.7%	1.3%
Rental equipment sales	27.9%	16.9%	11.0%

Segment gross profit	24.4%	22.4%	2.0%

Construction Equipment gross profit increased by 200 basis points to 24.4% in the three months ended March 31, 2023 from 22.4% in the same period in 2022, with overall margin improvements reflective of the general business climate and demand factors of the industry. Specifically, new and used equipment sales margins decreased 160 basis points to 14.1%, primarily related to the loosening supply market causing a slightly more competitive equipment pricing environment when compared to the same period last year. Additionally, the 14.1% gross profit margin on new and used equipment for the quarter was in line with expectations and historic norms. Notably, the increased sales volume of new and used equipment more than compensated for the lowered relative margin on a nominal dollar basis, as new and used gross profit increased to $15.8 million from $13.3 million in the same period last year. Increased new equipment availability allowed for a more measured approach on the sale of rental equipment. Despite a lower sale volume of rental equipment, the flexibility afforded by the availability of new equipment in our markets allowed for a more deliberate approach to rental equipment sales which led to a 1100 basis point increase in rental equipment sales margin when comparing the year-over-year periods (equating to rental equipment gross profits of $7.7 million compared to $6.9 million from the same period last year). Parts sales margins improved 260 basis points for the three months ended March 31, 2023 when compared to the same time last year amid a favorable pricing environment. Service gross margins increased by 360 basis points year-over-year primarily related to an increase in billable rates and positive trends in productivity measures when compared to the same period last year. Rental revenue gross margin for the three months ended March 31, 2023 was moderately improved from the same period last year.

General and Administrative expenses: Construction Equipment general and administrative expenses increased by $5.8 million to $49.7 million for the three months ended March 31, 2023 as compared to the same period in 2022, mainly due to increases in operating input costs, such as vehicles, fuel and technician shop supplies, and an increase in certain sales-related expenses such as sales commissions and marketing expenditures, which supported the large increase in new and used equipment sales for the quarter. Additionally, we realized increases in personnel costs such as wages, bonuses, and employer-sponsored or union pension benefits, a result of inflationary factors and general headcount increases in the segment.

Other (expense) income, net: Construction Equipment other expense, net increased by $4.5 million to $8.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. The variance was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to higher inventory levels financed through our floorplan financing facilities.

Master Distribution Results

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. This business was acquired during the fourth quarter of 2022. As such, all Master Distribution revenue is considered inorganic and the below tables do not include comparable data for the three months ended March 31, 2022.

Three Months Ended March 31,
2023
Revenues:
New and used equipment sales	$23.5
Parts sales	2.9
Service revenue	0.1
Rental revenue	0.2
Rental equipment sales	—
Total revenues	26.7

Cost of revenues:
New and used equipment sales	17.3
Parts sales	1.5
Service revenue	0.1
Rental revenue	—
Rental depreciation	0.2
Rental equipment sales	—
Cost of revenues	19.1

Gross profit	7.6

General and administrative expenses	2.5
Depreciation and amortization expense	0.9
Total general and administrative expenses	3.4

Income from operations	4.2

Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.1)
Interest expense – other	(0.7)
Other expense	—
Total other expense, net	(0.8)

Income before taxes	$3.4

Percent of Revenues
Master Distribution	Three Months Ended March 31,
2023
Revenues:
New and used equipment sales	88.0%
Parts sales	10.9%
Service revenue	0.4%
Rental revenue	0.7%
Rental equipment sales	—
Total revenues	100.0%

Cost of revenues:
New and used equipment sales	64.8%
Parts sales	5.6%
Service revenue	0.4%
Rental revenue	—
Rental depreciation and amortization	0.7%
Rental equipment sales	—
Cost of revenues	71.5%

Gross profit	28.5%

Gross profit (GP):

Three Months Ended March 31,
2023
GP%
New and used equipment sales	26.4%
Parts sales	48.3%
Service revenue	—
Rental revenue	—
Rental equipment sales	NA

Segment gross profit	28.5%

Overall Summary: Master Distribution segment revenues for the quarter were $26.7 million, made up primarily, 88.0%, of new and used equipment sales and secondarily, 10.9%, of parts sales. It should be noted that Master Distribution’s equipment revenue is seasonal and more heavily weighted towards the first half of the fiscal year, and the first quarter in general, as Master Distribution sells to a network of subdealers who tend to stock inventory early in the year ahead of their customers buying season. Parts revenue does not have the same level of seasonality. Gross profit margin on new and used equipment sales and parts sales was 26.4% and 48.3%, respectively, for the quarter. These gross margin levels are in line with our expectations and recent pre-acquisition history.

Liquidity and Capital Resources

The three months ended March 31, 2023 and 2022 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income (loss) adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2023, operating activities resulted in net cash used in operations of $20.1 million. Our cash flows from operating activities for the quarter primarily related to the seasonal build of our new equipment inventory, which increased by $62.4 million when compared to December 31, 2022, offset by the increase in manufacturers floor plan payable, the proceeds from sale of rental equipment and by net income adjusted for non-cash income and expenses including the gain on sale of rental equipment and depreciation and amortization totaling $23.9 million for the three months ended March 31, 2023.

For the three months ended March 31, 2022, operating activities resulted in net cash used in operations of $6.7 million. Our cash flows from operating activities for the quarter primarily related to a $82.6 million increase in inventory, and a $7.8 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $40.8 million due to proceeds from the sale of rental equipment and $21.7 million in net inflows related to manufacturer floor plans.

Cash Flow from Investing Activities. For the three months ended March 31, 2023, our cash used in investing activities was $18.9 million. This was mainly due to $17.7 million purchases of rental equipment and non-rental property and equipment as well as $1.7 million net use of cash for current year acquisitions and adjustments to the purchase prices of our 2022 acquisitions partially offset by $0.5 million of expenditures for equipment contracted under guaranteed purchase obligations.

For the three months ended March 31, 2022, our cash used in investing activities was $18.6 million. This was mainly due to $17.4 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of property and equipment and a $1.2 million use of cash for an adjustment to the purchase price of a 2021 acquisition.

Cash Flow from Financing Activities. For the three months ended March 31, 2023, cash provided by financing activities was $37.9 million. The favorable impact was mainly due to $38.3 million of net proceeds under our line of credit, which funded the increase in net working capital and rental fleet as previously noted, net proceeds of $1.0 million related to floor plans with an unaffiliated source (i.e., a non-OEM vendor), and $2.4 million related to other financing activities. This was partially offset by $1.1 million payments on finance lease obligations and $2.7 million related to preferred and common stock dividend payments.

For the three months ended March 31, 2022, cash provided by financing activities was $24.6 million. The favorable impact was mainly due to $15.4 million of net proceeds under our lines of credits and net proceeds of $10.7 million related to floor plans with an unaffiliated source (i.e. a non-vendor). This was partially offset by $0.7 million payments on finance lease obligations and $0.8 million related to preferred stock dividend payments.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $1.7 million in cash for the three months ended March 31, 2023. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 9, Floor Plans and Note 10, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended March 31, 2023 was $57.3 million, including $42.7 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $29.0 million for the period ended March 31, 2023 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2023, we had $229.4 million of available borrowings under the revolving line of credit and floor plan facilities.

Critical Accounting Policies and Estimates

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

Additionally, see Note 2 to the audited consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K for a summary of our significant accounting policies.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of March 31, 2023, the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus an initial margin of 5.00% plus an adjustment of 0.1145% per annum.

At March 31, 2023 and December 31, 2022, we had $257.8 million and $219.5 million, respectively, outstanding borrowings under the ABL Facility. At March 31, 2023 and December 31, 2022, we had $315.0 million and $256.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of March 31, 2023, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt when excluding and including the hedge impact of our interest rate cap would reduce our annual pre-tax earnings by $3.7 million and $1.7 million, respectively. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Floor Plans, and Note 10, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have exposure to changing interest rates as of March 31, 2023 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Foreign currency risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. We have an economic hedge on a portion of committed foreign currency purchases to manage some of our foreign currency exposure.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023

Refer to Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K for more information on the material weakness identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2022. As of March 31, 2023, the material weakness has not been fully remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. We are in the process of executing our remediation plan for the material weakness, which is described below.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

(1)
For the material weakness over the sales process; (i) we continue to develop and deliver training programs to educate personnel concerning the principles and requirements of each control impacting the sales process; (ii) we are exploring additional tools and functionality within our business system that will assist with remediation efforts; (iii) we have developed and implemented regular management monitoring controls to identify and address deviations from policies in a timely manner, (iv) we are performing testing over the management monitoring controls to validate they are being performed as intended.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

10.11	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.13	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)

13.1	December 31, 2022 Annual Report to Security Holders on Form 10-K (incorporated by reference to 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: May 10, 2023	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)