Form 10-Q
period 2023-06-30
ALTA EQUIPMENT GROUP INC.
filed 2023-08-09
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 32,368,112 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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
•
our ability to realize the anticipated benefits of acquisitions or divestitures, rental fleet and other organic investments or internal reorganizations;
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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Cash	$2.3	$2.7
Accounts receivable, net of allowances of $14.5 and $13.0 as of June 30, 2023 and December 31, 2022, respectively	226.7	232.8
Inventories, net	498.0	399.7
Prepaid expenses and other current assets	32.5	28.1
Total current assets	759.5	663.3

NON-CURRENT ASSETS
Property and equipment, net	425.9	377.8
Operating lease right-of-use assets, net	108.9	113.6
Goodwill	70.4	69.2
Other intangible assets, net	56.3	60.7
Other assets	9.2	6.0
TOTAL ASSETS	$1,430.2	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$275.3	$211.5
Floor plan payable – used and rental equipment	72.7	45.3
Current portion of long-term debt	5.5	4.2
Accounts payable	79.1	90.8
Customer deposits	19.7	27.9
Accrued expenses	51.5	55.1
Current operating lease liabilities	15.3	14.8
Current deferred revenue	12.2	14.1
Other current liabilities	10.0	7.5
Total current liabilities	541.3	471.2

NON-CURRENT LIABILITIES
Line of credit, net	290.3	217.5
Long-term debt, net of current portion	311.6	311.2
Finance lease obligations, net of current portion	21.1	15.4
Deferred revenue, net of current portion	4.9	4.9
Guaranteed purchase obligations, net of current portion	3.3	4.7
Long-term operating lease liabilities, net of current portion	97.6	101.9
Deferred tax liability	6.4	6.4
Other liabilities	12.3	17.6
TOTAL LIABILITIES	1,288.8	1,150.8
CONTINGENCIES - NOTE 13
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,368,112 and 32,194,243 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	224.7	222.8
Treasury stock at cost, 862,182 shares of common stock held at both June 30, 2023 and December 31, 2022	(5.9)	(5.9)
Accumulated deficit	(76.5)	(74.2)
Accumulated other comprehensive loss	(0.9)	(2.9)
TOTAL STOCKHOLDERS’ EQUITY	141.4	139.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,430.2	$1,290.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	$254.6	$217.3	$474.2	$368.9
Parts sales	71.3	58.3	139.7	111.7
Service revenues	59.7	51.7	119.9	99.9
Rental revenues	49.6	43.6	93.1	81.3
Rental equipment sales	33.2	35.6	62.2	76.4
Total revenues	468.4	406.5	889.1	738.2
Cost of revenues:
New and used equipment sales	210.3	182.2	389.3	306.1
Parts sales	47.5	40.0	92.9	76.7
Service revenues	25.4	21.9	50.5	42.0
Rental revenues	6.2	5.4	12.3	10.8
Rental depreciation	27.6	23.3	50.5	43.6
Rental equipment sales	24.6	27.9	45.5	61.8
Total cost of revenues	341.6	300.7	641.0	541.0
Gross profit	126.8	105.8	248.1	197.2
General and administrative expenses	105.2	88.8	209.2	171.7
Non-rental depreciation and amortization	5.4	4.0	10.6	7.9
Total operating expenses	110.6	92.8	219.8	179.6
Income from operations	16.2	13.0	28.3	17.6
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.9)	(0.5)	(3.4)	(0.8)
Interest expense – other	(11.8)	(6.3)	(22.3)	(12.1)
Other income	0.2	0.4	1.2	0.7
Total other expense, net	(13.5)	(6.4)	(24.5)	(12.2)
Income before taxes	2.7	6.6	3.8	5.4
Income tax provision	0.3	0.5	0.4	0.5
Net income	2.4	6.1	3.4	4.9
Preferred stock dividends	(0.7)	(0.7)	(1.5)	(1.5)
Net income available to common stockholders	$1.7	$5.4	$1.9	$3.4
Basic income per share	$0.05	$0.17	$0.06	$0.11
Diluted income per share	$0.05	$0.17	$0.06	$0.11
Basic weighted average common shares outstanding	32,368,112	31,933,032	32,296,067	32,147,015
Diluted weighted average common shares outstanding	32,731,422	32,151,512	32,581,469	32,367,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2.4	$6.1	$3.4	$4.9
Other comprehensive income
Foreign currency translation adjustments	0.7	—	0.8	—
Change in fair value of derivative, net of tax	1.6	—	1.2	—
Total other comprehensive income	2.3	—	2.0	—
Comprehensive income	$4.7	$6.1	$5.4	$4.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard (Note 2)	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31,2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1
Net income	—	—	—	—	—	2.4	—	—	2.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation	—	—	—	—	1.1	—	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.7	0.7
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	1.6	1.6
Balance at June 30, 2023	1,200,000	$—	32,368,112	$—	$224.7	$(76.5)	$(5.9)	$(0.9)	$141.4

	Three and Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net income	—	—	—	—	—	(1.2)	—	—	(1.2)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	0.3	—	—	—	0.3
Balance at March 31,2022	1,200,000	$—	32,363,376	$—	$217.7	$(78.8)	$(5.9)	$—	$133.0
Net income	—	—	—	—	—	6.1	—	—	6.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	90,649	—	0.8	—	—	—	0.8
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—	—
Balance at June 30, 2022	1,200,000	$—	31,981,843	$—	$218.5	$(73.4)	$(5.9)	$—	$139.2

(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$3.4	$4.9
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	61.1	51.5
Amortization of debt discount and debt issuance costs	0.8	0.7
Imputed interest	0.5	0.1
Loss (gain) on sale of property and equipment	0.3	(0.1)
Gain on sale of rental equipment	(16.7)	(14.6)
Provision for inventory obsolescence	1.2	1.9
Provision for losses on accounts receivable	3.4	2.4
Loss on derivative instruments	0.5	—
Stock-based compensation expense	1.9	1.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1.5	(30.7)
Inventories	(200.6)	(131.7)
Proceeds from sale of rental equipment	62.2	76.4
Prepaid expenses and other assets	(7.6)	(7.3)
Manufacturers floor plans payable	86.1	31.7
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(27.7)	16.7
Leases, deferred revenue, and other liabilities	(4.1)	0.4
Net cash (used in) provided by operating activities	(33.8)	3.4
INVESTING ACTIVITIES
Expenditures for rental equipment	(32.3)	(30.3)
Expenditures for property and equipment	(6.1)	(4.2)
Proceeds from sale of property and equipment	0.7	0.3
Expenditures for guaranteed purchase obligations	(1.5)	(1.7)
Expenditures for acquisitions, net of cash acquired	(1.4)	(1.5)
Net cash used in investing activities	(40.6)	(37.4)
FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings	203.5	166.7
Principal payments on line of credit, long-term debt, and finance lease obligations	(133.5)	(143.4)
Proceeds from non-manufacturer floor plan payable	103.5	64.6
Payments on non-manufacturer floor plan payable	(98.5)	(52.5)
Preferred stock dividends paid	(1.5)	(1.5)
Common stock dividends paid and declared	(3.7)	—
Other financing activities	4.3	(1.7)
Net cash provided by financing activities	74.1	32.2

Effect of exchange rate changes on cash	(0.1)	—
NET CHANGE IN CASH	(0.4)	(1.8)

Cash, Beginning of year	2.7	2.3
Cash, End of period	$2.3	$0.5
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$96.4	$69.9
Supplemental disclosures of cash flow information
Cash paid for interest	$24.1	$11.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) are engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, New York (including New York City in our Material Handling segment), Virginia, Massachusetts, Maine, New Hampshire, Vermont, Connecticut, Rhode Island, Nevada, and Florida as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and six months ended June 30, 2023, there were no significant changes to those accounting policies other than as disclosed below in New Accounting Pronouncements Adopted in 2023.

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 by revenue type and the applicable accounting standard.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$254.6	$254.6	$—	$217.3	$217.3
Parts sales	—	71.3	71.3	—	58.3	58.3
Service revenues	—	59.7	59.7	—	51.7	51.7
Rental revenues	49.6	—	49.6	43.6	—	43.6
Rental equipment sales	—	33.2	33.2	—	35.6	35.6
Total revenues	$49.6	$418.8	$468.4	$43.6	$362.9	$406.5

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 by revenue type and the applicable accounting standard.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$474.2	$474.2	$—	$368.9	$368.9
Parts sales	—	139.7	139.7	—	111.7	111.7
Service revenues	—	119.9	119.9	—	99.9	99.9
Rental revenues	93.1	—	93.1	81.3	—	81.3
Rental equipment sales	—	62.2	62.2	—	76.4	76.4
Total revenues	$93.1	$796.0	$889.1	$81.3	$656.9	$738.2

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. See Note 18, Segments, for further information.

Leases revenues (Topic 842)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment at the end of the lease term between the customer and third-party lessee at a stated residual amount set forth in the initial sales contract or to pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has the option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received which represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenues on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee under Topic 842. At June 30, 2023 and December 31, 2022, the total deferred revenue relating to these various equipment sale transactions amounted to $2.5 million and $3.0 million, respectively. The Company also recognized a liability for its guarantee to repurchase equipment at residual amounts of $6.0 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively.

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Rental equipment is also purchased outright (“rental conversions”). Rental revenue and revenue attributable to rental conversions are recognized in “Rental revenues” and “Rental equipment sales” on the Condensed Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. Substantially all of the Company’s revenues under Topic 606 are recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g. frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenue recognized from bill-and-hold agreements totaled $7.4 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, and $14.2 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and installation and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenues from recurring hardware and software support services are recognized ratably over the contract period. The Company recognizes deferred revenue with respect to automated equipment installation and system integration services and related software and hardware. The Company recognized $16.2 million and $22.4 million for the three months ended June 30, 2023 and 2022 respectively, and $39.3 million and $39.1 million in project-based revenues for the six months ended June 30, 2023 and 2022, respectively.

Parts sales: Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions. For parts that are shipped to a customer, the Company elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment.

Service revenues: The Company records service revenues primarily from guaranteed and periodic maintenance contracts with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance service revenues over-time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $5.7 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively, and $12.0 million and $10.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of June 30, 2023 and December 31, 2022 were $5.8 million and $3.6 million, respectively.

The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue, revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenue, service maintenance contracts and equipment rental agreements as of June 30, 2023 and December 31, 2022 was $14.6 million and $16.0 million, respectively. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of June 30, 2023 and December 31, 2022 was $17.1 million and $19.0 million, respectively. For the three and six months ended June 30, 2023, the Company recognized revenue of $3.8 million and $11.3 million, respectively, from the prior year ending deferred revenue balance.

For the three and six months ended June 30, 2022, the Company recognized revenue of $8.2 million and $10.5 million, respectively, from the December 31, 2021 deferred revenue balance.

We believe the concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers.
NOTE 4 — RELATED PARTY TRANSACTIONS

During the fourth quarter 2022, substantially all of the Company's operating facilities that were previously leased from four real estate entities related through common ownership were sold to an unrelated third party. The Company continues to lease those facilities, however the lessor is no longer a related party. For the three and six months ended June 30, 2022, total rent expense under related party lease agreements, all of which are classified as operating, was $1.2 million and $2.4 million, respectively.

Our Chief Executive Officer ("CEO"), Chief Financial Officer and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. During the three and six months ended June 30, 2023, the Company purchased $0.1 million and $0.3 million, respectively, of hydrogen fuel from OneH2. The Company paid OneH2 $1.1 million for the six months ended June 30, 2023 in addition to $3.1 million during the year ended December 31, 2022, as part of the Company's investment to build and commercialize its own hydrogen production plant which it expects to become operational in late 2023.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following:

	June 30,	December 31,
	2023	2022
New equipment	$330.9	$258.5
Used equipment	74.5	59.0
Work in process	10.6	8.6
Parts	88.7	78.8
Gross inventory	504.7	404.9
Inventory reserves	(6.7)	(5.2)
Inventories, net	$498.0	$399.7

Direct labor of $2.2 million and $1.8 million incurred for open service orders were capitalized and included in work in process at June 30, 2023 and December 31, 2022, respectively. The remaining work in process balances as of June 30, 2023 and December 31, 2022 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory to be sold after short-term leases expire was $3.1 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $5.6 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2023	2022
Land	$2.1	$2.1
Rental fleet	566.7	516.4
Buildings, equipment, and leasehold improvements:
Machinery and equipment	7.6	8.6
Autos and trucks	7.0	7.1
Buildings and leasehold improvements	15.8	15.6
Construction in progress	6.8	4.3
Finance lease right-of-use assets	33.2	24.4
Office equipment	4.0	4.7
Computer equipment	12.7	13.1
Total cost	655.9	596.3

Less: accumulated depreciation and amortization:
Rental fleet	(198.2)	(187.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(31.8)	(31.1)
Total accumulated depreciation and amortization	(230.0)	(218.5)
Property and equipment, net	$425.9	$377.8

Total depreciation and amortization on property and equipment was $27.7 million and $24.0 million for the three months ended June 30, 2023 and 2022, respectively, and $51.1 million and $45.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company had assets related to finance leases with gross carrying values totaling $33.2 million and $24.4 million, and accumulated amortization balances totaling $7.4 million and $5.4 million, as of June 30, 2023 and December 31, 2022, respectively. Of the $566.7 million and $516.4 million of gross cost of rental fleet, $10.3 million and $11.8 million were represented by guaranteed purchase obligation assets as of June 30, 2023 and December 31, 2022, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the six months ended June 30, 2023:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2022	$13.6	$38.0	$17.6	$69.2
Additions	1.1	—	—	1.1
Adjustments to purchase price allocations	(0.2)	—	0.3	0.1
Balance, June 30, 2023	$14.5	$38.0	$17.9	$70.4

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and six months ended June 30, 2023.

See Note 17, Business Combinations, for further information.

NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and accumulated amortization as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.8	$63.0	$(13.4)	$49.6
Other intangibles	3.8	10.7	(4.0)	6.7
Total	7.2	$73.7	$(17.4)	$56.3

	December 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.3	$63.0	$(10.1)	$52.9
Other intangibles	4.2	10.7	(2.9)	7.8
Total	7.7	$73.7	$(13.0)	$60.7

Amortization of other intangible assets was $2.2 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 — FLOOR PLANS

Floor Plan — First Lien Lenders

On April 1, 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lenders to primarily finance new inventory. On June 28, 2023, the Company amended its Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $60.0 million to $70.0 million. The First Lien Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes (as hereinafter defined) remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $63.8 million, excluding unamortized debt issuance costs. The effective interest rate at June 30, 2023 was 8.0%. As of December 31, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $58.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2022 was 7.0%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

OEM Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $148.5 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs, the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

With recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of June 30, 2023 ranged from 8.1% to 10.2%. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance on the OEM Floor Plan Facilities of $284.4 million and $198.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $390.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of June 30, 2023 and December 31, 2022, was $348.2 million and $256.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended June 30, 2023 and 2022, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $1.9 million and $0.5 million respectively, and for the six months ended June 30, 2023 and 2022, $3.4 million and $0.8 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 7.7% and 4.0% as of June 30, 2023 and June 30, 2022, respectively.

NOTE 10 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

On April 1, 2021, the Company entered into an ABL First Lien Credit Agreement (the “ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holders with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 28, 2023 the Company amended the ABL Facility by exercising $55.0 million of the Company's expansion option increasing borrowing capacity from $430.0 million to $485.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes (as hereinafter defined) remain outstanding as of December 1, 2025. As of June 30, 2023, the Company had an outstanding ABL Facility balance of $292.4 million, excluding unamortized debt issuance costs. The effective interest rate was 7.0% at June 30, 2023. As of December 31, 2022, the Company had an outstanding ABL Facility balance of $219.5 million, excluding unamortized debt issuance costs. The effective interest rate was 6.2% at December 31, 2022.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $875.0 million unless certain other conditions are met. The total amount outstanding as of June 30, 2023 and December 31, 2022, was $640.6 million and $476.4 million, exclusive of debt issuance and deferred financing costs of $2.3 million and $2.1 million, respectively.

Senior Secured Second Lien Notes

On April 1, 2021, the Company completed a private offering of Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives. The Company sold $315.0 million of Notes at the rate of 5.625% per annum which are due on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year, beginning on October 15, 2021. The Notes are guaranteed (the “Guarantees” and, together with the Notes, the “Securities”) by the guarantors that are party thereto (the “Guarantors”) on a second lien, senior secured basis. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the initial purchasers.

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

As of June 30, 2023, outstanding borrowings under the Notes were $311.6 million, which included $3.4 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2023	2022
Line of credit	$292.4	$219.5
Senior secured second lien notes	315.0	315.0
Unamortized debt issuance costs	(2.8)	(2.8)
Debt discount	(2.7)	(3.0)
Finance leases	26.6	19.6
Total debt and finance leases	628.5	548.3
Less: current maturities	(5.5)	(4.2)
Long-term debt and finance leases, net	$623.0	$544.1

As of June 30, 2023, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired the assets of Ecoverse Industries, LTD ("Ecoverse") on November 1, 2022. Pursuant to the asset purchase agreement, the sellers are entitled to additional cash payments of a minimum of $6.0 million plus interest throughout a 5-year period. The liabilities below include the present value of these minimum cash payments using a market participant discount rate and the current year change due to $0.3 million of imputed interest.

	June 30,	December 31,
Location on Balance Sheet	2023	2022
Other current liabilities	$(1.2)	$—
Other liabilities	(4.9)	(5.8)
Total	$(6.1)	$(5.8)

See Note 16, Fair Value of Financial Instruments, and Note 17, Business Combinations, for further information.

NOTE 11 — EQUITY

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI as reported in the Condensed Consolidated Balance Sheets, and the changes in AOCI by components, net of tax, are as follows:

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2022	$(1.5)	$(1.4)	$(2.9)
Other comprehensive income (loss) before reclassification	0.1	(0.4)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at March 31,2023	$(1.4)	$(1.8)	$(3.2)
Other comprehensive income before reclassification	0.7	1.6	2.3
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at June 30, 2023	$(0.7)	$(0.2)	$(0.9)

NOTE 12 — LEASES

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to twenty years.

At June 30, 2023 and December 31, 2022, assets recorded under finance leases, net of accumulated depreciation were $25.8 million and $19.0 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or their estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$6.5	$6.3	$13.4	$12.3
Short-term lease expense	1.2	0.7	2.9	1.7
Low-value lease expense	0.2	0.1	0.5	0.1
Variable lease expense	2.1	1.5	4.2	2.7
Finance lease expense:
Amortization of right-of-use assets	1.4	0.9	2.7	1.7
Interest on lease liabilities	0.6	0.2	1.1	0.4
Sublease income	(0.1)	(0.1)	(0.1)	(0.1)
Total lease expense	$11.9	$9.6	$24.7	$18.8

Additional information related to leases is presented in the table below:

	Six Months Ended June 30,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12.9	$11.8
Operating cash flows for finance leases	1.1	0.4
Financing cash flows for finance leases	2.4	1.6
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.4	4.7
Finance leases	9.7	5.0
Weighted Average Remaining Lease Term (in years):
Operating leases	9.1	7.1
Finance leases	4.6	4.8
Weighted Average Discount Rate (in %):
Operating leases	10.2	6.6
Finance leases	8.1	6.0

Minimum future lease payments under non-cancellable operating and finance leases described above as of June 30, 2023 were as follows:

Years	Operating Leases	Finance Leases
Remainder of 2023	$12.6	$3.7
2024	23.8	7.2
2025	20.4	7.0
2026	17.2	6.2
2027	15.9	4.5
Thereafter	89.2	3.1
Total future minimum lease payments	179.1	31.7
Less: imputed interest	(66.2)	(5.1)
Total	$112.9	$26.6

Amounts recognized in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	June 30, 2023	December 31, 2022
Current portion of long-term debt	$5.5	$4.2
Current operating lease liabilities	15.3	14.8
Finance lease obligations, net of current portion	21.1	15.4
Long-term operating lease liabilities, net of current portion	97.6	101.9
Total	$139.5	$136.3

As of June 30, 2023, the Company had additional leases, substantially all real estate, that were executed but had not yet commenced with undiscounted lease payments of $3.1 million. These leases are expected to commence in 2023 with lease terms up to 10 years.

See Note 13, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 13— CONTINGENCIES

Guarantees

As of June 30, 2023 and December 31, 2022, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. The terms of the guarantees range up to 5 years. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was $1.3 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

Legal Proceedings

During the six months ended June 30, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2023 and December 31, 2022 there were $9.0 million and $4.9 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings.

NOTE 14 — INCOME TAXES

The Company recognized income tax expense of $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022 respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rate for the six months ended June 30, 2023 and 2022 was 10.5% and 9.3%, respectively. The effective income tax rate in 2023 and 2022 were primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance.

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

The Company recognized total stock-based compensation expense of $1.1 million and $0.8 million for the three months ended June 30, 2023 and 2022 respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.5 million, which is expected to be recognized over a weighted average period of 1.5 years. As of June 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $6.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table shows the number of restricted stock awards that were granted and vested during the six months ended June 30, 2023:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2022	288,266	$10.24	424,538	$12.14
Granted	96,376	15.85	207,292	15.85
Vested - issued	(120,079)	9.95	(53,790)	12.14
Vested - unissued	(18,653)	11.05	—	—
Unvested units as of June 30, 2023	245,910	$12.45	578,040	$13.49

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of June 30, 2023 and December 31, 2022 are shown below:

	June 30, 2023	December 31, 2022
Estimated aggregate fair value	$610.4	$521.0
Aggregate carrying value (1)	634.0	554.1

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liabilities represent the fair value of future earn-outs the Company may be required to pay in conjunction with acquisitions upon the achievement of certain performance milestones. The principal valuation technique for the contingent consideration is using a probability weighted range of outcomes analysis. The earn-outs for the acquisitions are measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Operations.

The following table sets forth the Company’s contingent consideration liabilities fair values as of June 30, 2023 and December 31, 2022, and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	June 30, 2023	December 31, 2022
Other current liabilities	$5.0	$1.8
Other liabilities	4.4	8.0

The following is a summary of changes to Level 3 instruments for the three months ended June 30, 2023:

Contingent Consideration
Balance, December 31, 2022	$9.8
Acquisitions	—
Changes in fair value	0.5
Payments	(0.9)
Balance, June 30, 2023	$9.4

Derivative Financial Instruments

In the normal course of business, we are exposed to market risk associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management's judgment of the trade-off between risk, opportunity and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes. The impact of hedge ineffectiveness for those derivatives where hedge accounting is applied was not significant in any of the periods presented. The Company has determined the fair value of all our derivative contracts are based on Level 2 inputs such as quoted market prices for similar instruments from third parties and inputs other than quoted prices that are observable (forward curves, implied volatility, counterparty credit risks). The Company reviews counterparty credit risks at regular intervals and has not experienced any significant credit loss as a result of counterparty nonperformance in the past.

Currency Derivative Contracts

From time to time, we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to foreign currencies for certain inventory purchases. The unrealized gain on the foreign currency forward contracts for the period ended June 30, 2023 was not material.

Interest Rate Cap

During November 2022, we entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is designated as a cash flow hedge. The premiums are recognized in income when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized gain on the interest rate cap for the period ended June 30, 2023 is disclosed in Note 11, Equity.

Fuel Purchase Contracts

During June 2023, we entered into fixed price swap contracts to purchase gasoline and diesel fuel to protect cash flows from the risks associated with fluctuations in fuel prices on a portion of anticipated future purchases. The fuel purchase agreements are designated as economic hedges.

The following table summarizes the maturity dates, unit of measure and notional value for the derivatives as of June 30, 2023:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Foreign currency contracts (various to August 2023)	Euro	2.2
Fuel swaps (various July 2023 to June 2025)	Gallons	3.3

The following table sets forth the location and fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedges	Balance Sheet location	June 30, 2023	December 31, 2022	Balance Sheet location	June 30, 2023	December 31, 2022
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses	$1.6	$1.6
Interest rate cap - long-term	Other assets	3.9	3.5	Other liabilities	2.5	3.4
Derivatives not designated as hedge
Foreign currency forwards	Prepaid expenses and other current assets	—	—	Other current liabilities	—	0.2
Fuel swaps	Other assets	—	—	Other liabilities	0.1	—

NOTE 17 — BUSINESS COMBINATIONS

During the first six months of 2023, the Company has purchased the assets of M&G Materials Handling Co. ("M&G") and Battery Shop of New England Inc. ("BSNE") for a combined purchase price of $2.5 million net of cash acquired. These acquisitions, which took place in our Material Handling segment, are neither material individually nor in the aggregate; therefore, we did not include opening balance sheets herein. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition dates. Costs and expenses related to the acquisitions have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired by segment from the 2022 acquisitions:

	Material Handling	Master Distribution	Total
Cash	$2.3	$0.4	$2.7
Accounts receivable	9.6	9.5	19.1
Inventories	7.6	12.6	20.2
Prepaid expenses and other current assets	0.1	0.8	0.9
Rental fleet	22.7	—	22.7
Property and equipment	2.0	0.6	2.6
Operating lease right-of-use assets	2.2	1.6	3.8
Other intangible assets	1.3	27.8	29.1
Goodwill	1.8	17.9	19.7
Total assets	$49.6	$71.2	$120.8

Accounts payable	$(1.5)	$(8.2)	$(9.7)
Customer deposits	—	(2.2)	(2.2)
Accrued expenses	(1.6)	(0.2)	(1.8)
Current operating lease liabilities	(0.8)	(0.1)	(0.9)
Current deferred revenue	(1.2)	—	(1.2)
Other current liabilities	—	(0.9)	(0.9)
Long-term operating lease liabilities	(1.4)	(1.5)	(2.9)
Deferred tax liability	(2.2)	—	(2.2)
Total liabilities	$(8.7)	$(13.1)	$(21.8)

Net assets acquired	$40.9	$58.1	$99.0

Assets acquired net of cash	$38.6	$57.7	$96.3

During 2023, we have had purchase price accounting adjustments related to 2022 acquisitions which were not significant individually or in the aggregate. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired" for the net current year impact of the 2022 acquisitions purchase price accounting adjustments and current year acquisitions. We describe our 2022 acquisitions in more detail in Note 17 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region of the U.S. as well as Ontario and Quebec provinces of Canada.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York (excluding New York City), Florida and the New England region of the U.S.

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

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity all together including Alta e-mobility (e.g., commercial electric vehicles) revenues and costs. Corporate incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within the Corporate and Other segment.

The following tables present the Company’s results of operations by reportable segment for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$90.2	$149.2	$18.6	$(3.4)	$254.6
Parts sales	26.4	42.6	2.5	(0.2)	71.3
Service revenues	33.0	26.6	0.1	—	59.7
Rental revenues	18.6	30.8	0.2	—	49.6
Rental equipment sales	0.9	32.3	—	—	33.2
Total revenues	$169.1	$281.5	$21.4	$(3.6)	$468.4
Interest expense	4.4	7.9	0.8	0.6	13.7
Depreciation and amortization	8.7	23.2	1.0	0.1	33.0
Income (loss) before taxes	2.9	4.5	1.4	(6.1)	2.7

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$177.7	$261.3	$42.1	$(6.9)	$474.2
Parts sales	51.4	83.5	5.4	(0.6)	139.7
Service revenues	65.9	53.8	0.2	—	119.9
Rental revenues	36.6	56.1	0.4	—	93.1
Rental equipment sales	2.3	59.9	—	—	62.2
Total revenues	$333.9	$514.6	$48.1	$(7.5)	$889.1
Interest expense	8.3	14.5	1.6	1.3	25.7
Depreciation and amortization	16.8	42.0	2.1	0.2	61.1
Income (loss) before taxes	8.0	2.9	4.8	(11.9)	3.8

The following table presents the Company’s results of operations by reportable segment for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$72.1	$145.2	$—	$217.3
Parts sales	20.1	38.2	—	58.3
Service revenues	26.9	24.8	—	51.7
Rental revenues	14.2	29.4	—	43.6
Rental equipment sales	2.2	33.4	—	35.6
Total revenues	$135.5	$271.0	$—	$406.5
Interest expense	2.6	3.8	0.4	6.8
Depreciation and amortization	6.1	21.2	—	27.3
Income (loss) before taxes	4.9	6.3	(4.6)	6.6

The following table presents the Company’s results of operations by reportable segment for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$139.0	$229.9	$—	$368.9
Parts sales	39.3	72.4	—	111.7
Service revenues	53.6	46.3	—	99.9
Rental revenues	27.0	54.3	—	81.3
Rental equipment sales	2.2	74.2	—	76.4
Total revenues	$261.1	$477.1	$—	$738.2
Interest expense	4.9	7.3	0.7	12.9
Depreciation and amortization	11.4	40.1	—	51.5
Income (loss) before taxes	8.9	4.2	(7.7)	5.4

The following table presents the Company’s identified assets by reportable segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Segment assets:
Material Handling	$448.6	$416.3
Construction Equipment	885.4	775.5
Master Distribution	77.2	77.6
Corporate and Other	19.0	21.2
Total assets	$1,430.2	$1,290.6

NOTE 19 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common share equivalents granted under our stock-based compensation plan which remain unvested ("dilutive securities"), in the number of shares outstanding for our diluted earnings per share calculations using the treasury method.

Basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share
Net income available to common stockholders	$1.7	$5.4	$1.9	$3.4
Basic weighted average common shares outstanding	32,368,112	31,933,032	32,296,067	32,147,015
Basic net income per share of common stock	$0.05	$0.17	$0.06	$0.11
Diluted income per share
Net income available to common stockholders	$1.7	$5.4	$1.9	$3.4
Basic weighted average common shares outstanding	32,368,112	31,933,032	32,296,067	32,147,015
Effect of dilutive securities:
Effect of dilutive securities	363,310	218,480	285,402	220,795
Diluted weighted average common shares outstanding	32,731,422	32,151,512	32,581,469	32,367,810
Diluted net income per share of common stock	$0.05	$0.17	$0.06	$0.11

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

Recent Developments

Strategic Acquisitions

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long-term will be accretive to our financial performance. To that end, on June 9, 2023 the Company purchased the assets of BSNE, a privately held dealer and servicer of industrial batteries and chargers with a presence in New England. With the acquisition, the Company offers an additional line of complementary products to its material handling customers in the New England territory.

Equipment Inventory Availability and Product Support

Throughout 2021 and 2022, our industry was unfavorably impacted by equipment supply chain constraints leading to shortages across construction and material handling equipment categories and limiting our collective ability to meet customer demand and potentially increase our market share. While we continue to experience delivery delays and longer than normal lead times for certain equipment categories, we saw the continued subsiding of equipment supply chain constraints in the second quarter of 2023, resulting in an increase in our new equipment inventory relative to prior periods. The increase in new inventory in the first half of 2023, given the seasonality of our Construction segment, is natural for our business and in line with historic norms. Our ability to take delivery of new equipment from our OEMs in the first half of 2023 was the primary driver of the $105.3 million increase in new and used equipment sales when compared to the same period last year, as the increase in supply of new equipment meets a strong end-market demand backdrop. Additionally, and notably, supply chain issues have not materially impacted our ability to source replacement parts for our service operation, as our OEMs have prioritized the production and delivery of replacement parts to dealers. As our customers focus on the “up-time” of their equipment, we continued to see strong demand for our product support capabilities, skilled technicians' labor and replacement parts, in the first half of 2023, as evidenced by our increased technician headcount and organic product support revenues year-over-year.

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

(i)
new equipment sales;
(ii)
used equipment sales;
(iii)
parts sales;
(iv)
repair and maintenance services; and
(v)
equipment rentals.

We have operated as an equipment dealership for over 39 years and have developed a branch network that includes over 75 total locations in Michigan, Illinois, Indiana, Ohio, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service and rental functions. Additionally, we provide warehouse design and build services, automated equipment installation and system integration solutions within our Material Handling segment.

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

Service revenues. We provide maintenance and repair services for customer-owned equipment and we maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 45% of our employees are skilled service technicians.

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $556.4 million as of June 30, 2023. The original acquisition cost of our rental fleet excludes the $10.3 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

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

Service revenues. Cost of services revenues primarily represents the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

Rental revenues. Rental expense represents the costs associated with rental equipment, including, among other things, the cost of repairing and maintaining our rental equipment and other miscellaneous costs of owning rental equipment. Other rental expenses consist primarily of equipment support activities that we provide our customers in connection with renting equipment, such as freight services and damage waiver policies.

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

Operating expenses. These costs are comprised of three main components: personnel, operational and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation and employee benefits, including medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, IT, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes and building insurance.

Other expense, net. This section of the Condensed Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, our second lien secured notes and our finance lease arrangements.

Results of Operations

The three and six months ended June 30, 2023 and 2022

Consolidated Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$254.6	$217.3	$37.3	17.2%	$474.2	$368.9	$105.3	28.5%
Parts sales	71.3	58.3	13.0	22.3%	139.7	111.7	28.0	25.1%
Service revenues	59.7	51.7	8.0	15.5%	119.9	99.9	20.0	20.0%
Rental revenues	49.6	43.6	6.0	13.8%	93.1	81.3	11.8	14.5%
Rental equipment sales	33.2	35.6	(2.4)	(6.7)%	62.2	76.4	(14.2)	(18.6)%
Total revenues	468.4	406.5	61.9	15.2%	889.1	738.2	150.9	20.4%
Cost of revenues:
New and used equipment sales	210.3	182.2	28.1	15.4%	389.3	306.1	83.2	27.2%
Parts sales	47.5	40.0	7.5	18.8%	92.9	76.7	16.2	21.1%
Service revenues	25.4	21.9	3.5	16.0%	50.5	42.0	8.5	20.2%
Rental revenues	6.2	5.4	0.8	14.8%	12.3	10.8	1.5	13.9%
Rental depreciation	27.6	23.3	4.3	18.5%	50.5	43.6	6.9	15.8%
Rental equipment sales	24.6	27.9	(3.3)	(11.8)%	45.5	61.8	(16.3)	(26.4)%
Total cost of revenues	341.6	300.7	40.9	13.6%	641.0	541.0	100.0	18.5%
Gross profit	126.8	105.8	21.0	19.8%	248.1	197.2	50.9	25.8%
General and administrative expenses	105.2	88.8	16.4	18.5%	209.2	171.7	37.5	21.8%
Non-rental depreciation and amortization	5.4	4.0	1.4	35.0%	10.6	7.9	2.7	34.2%
Total operating expenses	110.6	92.8	17.8	19.2%	219.8	179.6	40.2	22.4%
Income from operations	16.2	13.0	3.2	24.6%	28.3	17.6	10.7	60.8%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.9)	(0.5)	(1.4)	280.0%	(3.4)	(0.8)	(2.6)	325.0%
Interest expense – other	(11.8)	(6.3)	(5.5)	87.3%	(22.3)	(12.1)	(10.2)	84.3%
Other income	0.2	0.4	(0.2)	(50.0)%	1.2	0.7	0.5	71.4%
Total other expense, net	(13.5)	(6.4)	(7.1)	110.9%	(24.5)	(12.2)	(12.3)	100.8%
Income before taxes	2.7	6.6	(3.9)	(59.1)%	3.8	5.4	(1.6)	(29.6)%
Income tax provision	0.3	0.5	(0.2)	(40.0)%	0.4	0.5	(0.1)	(20.0)%
Net income	2.4	6.1	(3.7)	(60.7)%	3.4	4.9	(1.5)	(30.6)%
Preferred stock dividends	(0.7)	(0.7)	—	—	(1.5)	(1.5)	—	—
Net income available to common stockholders	$1.7	$5.4	$(3.7)	(68.5)%	$1.9	$3.4	$(1.5)	(44.1)%

	Percent of Revenues		Percent of Revenues
Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	54.4%	53.5%	53.3%	50.0%
Parts sales	15.2%	14.3%	15.7%	15.1%
Service revenues	12.7%	12.7%	13.5%	13.5%
Rental revenues	10.6%	10.7%	10.5%	11.0%
Rental equipment sales	7.1%	8.8%	7.0%	10.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	44.9%	44.8%	43.8%	41.4%
Parts sales	10.1%	9.9%	10.4%	10.4%
Service revenues	5.4%	5.4%	5.7%	5.7%
Rental revenues	1.3%	1.3%	1.4%	1.5%
Rental depreciation	5.9%	5.7%	5.7%	5.9%
Rental equipment sales	5.3%	6.9%	5.1%	8.4%
Total cost of revenues	72.9%	74.0%	72.1%	73.3%
Gross profit	27.1%	26.0%	27.9%	26.7%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$468.4	$406.5	$61.9	15.2%	$889.1	$738.2	$150.9	20.4%
Acquisitions revenues	32.6	—			68.0	—
Organic revenues:
New and used equipment sales	234.7	217.3	17.4	8.0%	430.4	368.9	61.5	16.7%
Parts sales	65.7	58.3	7.4	12.7%	129.1	111.7	17.4	15.6%
Service revenues	56.4	51.7	4.7	9.1%	113.9	99.9	14.0	14.0%
Rental revenues	46.2	43.6	2.6	6.0%	86.4	81.3	5.1	6.3%
Rental equipment sales	32.8	35.6	(2.8)	(7.9)%	61.3	76.4	(15.1)	(19.8)%
Total organic revenues	$435.8	$406.5	$29.3	7.2%	$821.1	$738.2	$82.9	11.2%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used is organic revenues and growth rates associated with organic revenues. We define organic revenues growth as revenues growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenues growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Pursuant to the requirements of Regulation G, we have provided a reconciliation of organic revenues to the most directly comparable GAAP financial measure in the table above and in subsequent tables in management's discussion and analysis of our individual business segments. This measure is supplemental to, and should be used in conjunction with, the most comparable GAAP measure. Management uses this non-GAAP financial measure to monitor and evaluate financial results and trends.

Revenues: Consolidated revenues increased by $61.9 million, or 15.2%, to $468.4 million for the three months ended June 30, 2023 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, a favorable business climate for our equipment and services, price increases, and our ability to grow on an organic basis. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, new and used equipment sales increased 8.0% over the same period last year as market demand for equipment remains high and we were able to take delivery of more new equipment from our suppliers, relative to the same period last year. Lead-time delays on new equipment continue to subside resulting in throughput from our sales order backlogs. Organic parts sales and service revenues increased by 12.7% and 9.1%, respectively, over the same period last year. Similarly, rental revenues exhibited growth on an organic basis of 6.0% period over period as market rental rates in the industry continue to increase in our operating regions. Lastly, rental equipment sales decreased organically by 7.9% over the prior year as we actively manage our ability to rent fleet amid periods of high rental demand, while remaining focused on our field population-based business model and meet customer demand for lightly used equipment by selling this type of equipment out of our rental fleet.

Consolidated revenues increased by $150.9 million, or 20.4%, to $889.1 million for the six months ended June 30, 2023 as compared to the same period last year. Organic sales growth in the six months ended June 30, 2023 reached 11.2% compared to the same period last year. Despite headwinds of equipment supply chain volatility, higher interest rates, inflation and tight labor markets, we have experienced continued demand for our products and services as the fundamentals in many of the markets we serve remain solid. We continue to maintain a strong backlog and, in certain regions, we have taken market share from competitors with our inventory stocking strategies. In the six months ended June 30, 2023, our customer focus through turbulent market times has led to an organic revenue increase of 16.7% in new and used equipment sales, a 14.8% organic revenue increase in our combined parts and service product support departments and a 6.3% organic increase in rental revenues. Rental equipment sales declined (19.8)% for the six months ended June 30, 2023 as compared to the same period last year as we strategically balance the decision to retain fleet to benefit from the elevated rental demand environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	17.4%	16.2%	1.2%	17.9%	17.0%	0.9%
Parts sales	33.4%	31.4%	2.0%	33.5%	31.3%	2.2%
Service revenues	57.5%	57.6%	(0.1)%	57.9%	58.0%	(0.1)%
Rental revenues	31.9%	34.2%	(2.3)%	32.5%	33.1%	(0.6)%
Rental equipment sales	25.9%	21.6%	4.3%	26.8%	19.1%	7.7%

Consolidated gross profit	27.1%	26.0%	1.1%	27.9%	26.7%	1.2%

The consolidated gross profit for the three months ended June 30, 2023 was 27.1%, a 110 basis point increase from the 26.0% for the same period in 2022. Increased margins in new, used and rental equipment sales bolstered the consolidated result as these increased margins on equipment sales can be attributed to a favorable rate environment, our ability to sell value-added products and solutions to customers, as well as the positive influence of our Master Distribution reporting segment. While gross margins on service revenues was relatively flat, parts revenue gross margin improved 200 basis points for the three months ended June 30, 2023 when compared to the same period in 2022, this increase in gross margin can be attributed to the addition of our Master Distribution segment and the high gross margins realized in parts in that business segment. Gross margins on rental revenues declined in the three months ended June 30, 2023 when compared to the same period in 2022, a result primarily driven by compression of rental margins in the Material Handling segment due to increased rental depreciation expense associated with the acquisition of Yale Industrial Trucks Inc. ("YIT") in the third quarter of 2022.

The consolidated gross profit for the six months ended June 30, 2023 was 27.9%, a 120 basis point increase from the 26.7% for the same period in 2022. New and used equipment sales margins increased 90 basis points to 17.9%, consistent overall with prior year but reflective of a favorable pricing environment for new equipment and our focus on providing more customized equipment solutions which yield a higher gross margin versus standard products. The favorable pricing market coupled with our flexible rent-to-sell rental model, which allows us to sell previously depreciated rental fleet, led to a 770 basis point increase in rental equipment sales margin when comparing the year-over-year periods despite lower sales volume in the category. The lower sales volume of rental equipment sales is related to loosening supply chain constraints on new equipment, which led to the large increase in new equipment sales, as previously mentioned. Parts sales margins are improved 220 basis points year to date when compared to the same time last year amid a favorable pricing environment and the acquisition of Ecoverse in the fourth quarter of 2022. We realized a 60 basis point decrease in rental revenues gross margin for the six months ended June, 2023, largely a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense associated thereto. Service gross margins remained consistent year-over-year and are in-line with expectations.

Operating expenses: Consolidated operating expenses increased by $17.8 million to $110.6 million for the three months ended June 30, 2023 compared to the same period last year, driven primarily by the full period impact from our 2022 acquisitions. Additionally, organic headcount growth, increases in labor and operating input costs, and certain sales-based expenses further influenced the growth in consolidated operating expenses.

Consolidated operating expenses increased by $40.2 million to $219.8 million for the six months ended June 30, 2023 compared to the same period last year, driven by the full period impact from our 2022 acquisitions and incremental expenses to support our organic growth, such as technician service vehicles and their related expenses such as fuel and supplies, and an increase in certain sales-based expenses such as sales commissions and marketing expenditures which supported the large increase in equipment sales year to date, were the primary expenses that led to increases in consolidated operating expenses for the six months ended June 30, 2023. Further, employment costs such as wages and benefits increased due to an overall growth of our employee headcount compounded by inflationary labor market factors.

Other expense, net: Consolidated other expense for the three months ended June 30, 2023 was $13.5 million compared to $6.4 million for the same period in 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding due to recent debt financed acquisitions and increasing inventory levels.

Consolidated other expense, net for the six months ended June 30, 2023 was $24.5 million compared to $12.2 million for the same period in 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding due to recent debt financed acquisitions and increasing inventory levels.

Provision for income taxes: The Company recorded an income tax provision of $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to income that cannot be fully offset with net operating losses.

Material Handling Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$90.2	$72.1	$18.1	25.1%	$177.7	$139.0	$38.7	27.8%
Parts sales	26.4	20.1	6.3	31.3%	51.4	39.3	12.1	30.8%
Service revenues	33.0	26.9	6.1	22.7%	65.9	53.6	12.3	22.9%
Rental revenues	18.6	14.2	4.4	31.0%	36.6	27.0	9.6	35.6%
Rental equipment sales	0.9	2.2	(1.3)	(59.1)%	2.3	2.2	0.1	4.5%
Total revenues	169.1	135.5	33.6	24.8%	333.9	261.1	72.8	27.9%
Cost of revenues:
New and used equipment sales	73.4	55.9	17.5	31.3%	141.9	108.4	33.5	30.9%
Parts sales	16.1	12.7	3.4	26.8%	31.7	24.6	7.1	28.9%
Service revenues	14.2	11.8	2.4	20.3%	28.3	22.5	5.8	25.8%
Rental revenues	2.2	1.3	0.9	69.2%	4.3	2.7	1.6	59.3%
Rental depreciation	6.7	4.2	2.5	59.5%	12.8	8.0	4.8	60.0%
Rental equipment sales	0.6	1.4	(0.8)	(57.1)%	1.5	1.4	0.1	7.1%
Total cost of revenues	113.2	87.3	25.9	29.7%	220.5	167.6	52.9	31.6%
Gross profit	55.9	48.2	7.7	16.0%	113.4	93.5	19.9	21.3%
General and administrative expenses	42.4	39.9	2.5	6.3%	85.4	78.5	6.9	8.8%
Non-rental depreciation and amortization	2.0	1.9	0.1	5.3%	4.0	3.4	0.6	17.6%
Total operating expenses	44.4	41.8	2.6	6.2%	89.4	81.9	7.5	9.2%
Income from operations	11.5	6.4	5.1	79.7%	24.0	11.6	12.4	106.9%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.6)	(0.3)	(0.3)	100.0%	(1.1)	(0.4)	(0.7)	175.0%
Interest expense – other	(3.8)	(2.3)	(1.5)	65.2%	(7.2)	(4.5)	(2.7)	60.0%
Other (expense) income	(4.2)	1.1	(5.3)	(481.8)%	(7.7)	2.2	(9.9)	(450.0)%
Total other expense, net	(8.6)	(1.5)	(7.1)	473.3%	(16.0)	(2.7)	(13.3)	492.6%
Income before taxes	$2.9	$4.9	$(2.0)	(40.8)%	$8.0	$8.9	$(0.9)	(10.1)%

	Percent of Revenues		Percent of Revenues
Material Handling	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	53.3%	53.2%	53.2%	53.2%
Parts sales	15.6%	14.8%	15.4%	15.1%
Service revenues	19.6%	19.9%	19.7%	20.5%
Rental revenues	11.0%	10.5%	11.0%	10.3%
Rental equipment sales	0.5%	1.6%	0.7%	0.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.4%	41.2%	42.5%	41.6%
Parts sales	9.4%	9.4%	9.5%	9.4%
Service revenues	8.4%	8.7%	8.5%	8.6%
Rental revenues	1.3%	1.0%	1.3%	1.0%
Rental depreciation	4.0%	3.1%	3.8%	3.1%
Rental equipment sales	0.4%	1.0%	0.4%	0.5%
Total cost of revenues	66.9%	64.4%	66.0%	64.2%
Gross profit	33.1%	35.6%	34.0%	35.8%

	Organic Revenues				Organic Revenues
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$169.1	$135.5	$33.6	24.8%	$333.9	$261.1	$72.8	27.9%
Acquisitions revenues	18.0	—			30.6	—
Organic revenues:
New and used equipment sales	82.4	72.1	10.3	14.3%	166.0	139.0	27.0	19.4%
Parts sales	23.1	20.1	3.0	14.9%	45.7	39.3	6.4	16.3%
Service revenues	29.6	26.9	2.7	10.0%	59.9	53.6	6.3	11.8%
Rental revenues	15.4	14.2	1.2	8.5%	30.3	27.0	3.3	12.2%
Rental equipment sales	0.6	2.2	(1.6)	(72.7)%	1.4	2.2	(0.8)	(36.4)%
Total organic revenues	$151.1	$135.5	$15.6	11.5%	$303.3	$261.1	$42.2	16.2%

Revenues: Material Handling segment revenues increased by $33.6 million to $169.1 million for the three months ended June 30, 2023 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the YIT acquisition in the third quarter of 2022, realization of new equipment sales backlog, general price increases and our ability to grow product support and rental revenues on an organic basis. Organic new and used equipment sales increased by $10.3 million, or 14.3%, over the same period last year as market demand for equipment remains high and we were able to take delivery of more new equipment, relative to the same period last year, allowing for throughput on equipment sales backlogs. Organic parts sales and service revenues increased by 14.9% and 10.0%, respectively, over the same period last year amid a favorable pricing environment and higher technician headcount. Similarly, rental revenues exhibited growth on an organic basis of 8.5% period over period as positive demand and elevated rental rates continue in our operating regions. Although a relatively immaterial component of the overall sales mix in the Material Handling segment, rental equipment sales decreased organically by $1.6 million over the prior year as we manage our fleet size and age so as to optimize return on investment in our rental operation.

Material Handling segment revenues increased by $72.8 million to $333.9 million for the six months ended June 30, 2023 as compared to the same period last year. Organically, the segment revenues increased 16.2% year to date over the same period in the prior year based on a favorable demand backdrop, elevated pricing environment and the ability of our OEMs to deliver more new equipment in 2023 versus 2022 allowing for throughput on equipment sales backlog. Importantly, on an organic basis product support revenues made up of the combined parts and service departments increased 13.7% as volumes and pricing showed improvements. Rental revenues increased 12.2%, on an organic basis for the six months ended June 30, 2023 as compared to the same period last year on higher rental rates and a higher nominal level of fleet on rent.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	18.6%	22.5%	(3.9)%	20.1%	22.0%	(1.9)%
Parts sales	39.0%	36.8%	2.2%	38.3%	37.4%	0.9%
Service revenues	57.0%	56.1%	0.9%	57.1%	58.0%	(0.9)%
Rental revenues	52.2%	61.3%	(9.1)%	53.3%	60.4%	(7.1)%
Rental equipment sales	33.3%	36.4%	(3.1)%	34.8%	36.4%	(1.6)%

Segment gross profit	33.1%	35.6%	(2.5)%	34.0%	35.8%	(1.8)%

Material Handling gross profit for the three months ended June 30, 2023 decreased 250 basis points to 33.1% compared to the same period in 2022. With the revenue mix weighted more heavily toward equipment sales, the decreased margins in new, used and rental equipment sales lowered the overall segment gross profit margin. As supply chain constraints loosened compared to the prior year, new equipment sales margins compressed based on product mix. Specifically, sales volumes of our project-based systems integration products, which commands a margin premium, moderated in the quarter when compared to the prior year same period, and were outpaced by sales of our traditionally lower margin material handling products (i.e. lift trucks and lift truck attachments). Parts gross profit margins increased 220 basis points to 39.0% and service gross profit margins increased 90 basis points, both in line with historic norms and expectations. Gross margins on rental revenues were reduced in the three months ended June 30, 2023 when compared to the same period in 2022, a result driven by increased rental depreciation expense associated with the acquisition of YIT in the third quarter of 2022 and a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense associated thereto.

Material Handling gross profit for the six months ended June 30, 2023 decreased 180 basis points to 34.0% compared to the same period in 2022. New and used equipment gross margins compressed slightly due to product mix variances, and parts gross margins have remained relatively consistent year over year. The 90 basis point service margin decline in the Material Handling segment for the six months ended June 30, 2023 compared to the prior year same period can be partially attributed to the inclusion of our acquired company, YIT, with average service margins lower than the organic locations existing in both periods. Rental revenues gross margins have declined 710 basis points due to replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense, and increased rental depreciation expense associated with the acquisition of YIT in the third quarter of 2022.

Operating expenses: Material Handling operating expenses increased by $2.6 million to $44.4 million for the three months ended June 30, 2023 as compared to the same period last year with nearly all of the increase being attributed to the acquisition of YIT.

Material Handling operating expenses increased by $7.5 million to $89.4 million for the six months ended June 30, 2023 as compared to the same period last year, mainly due to the full period impact from the YIT acquisition. Sales-related variable costs, such as equipment sales commissions and labor and operating input costs that support organic revenue growth, as described previously, are also impacting the year-over-year variance.

Other expense, net: Material Handling other expense increased by $7.1 to $8.6 million for the three months ended June 30, 2023 as compared to the same period last year, due to an increased interest expense and allocated intercompany expenses for shared service functions.

Material Handling other expense, net increased by $13.3 million to $16.0 million for the six months ended June 30, 2023 as compared to the same period last year. The increase is mainly related to the increase in total borrowings used to support a larger rental fleet, higher inventory levels and debt-financed acquisitions combined with a rise in interest rates on our floating-rate debt and increased allocated intercompany expenses for shared service functions.

Construction Equipment Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$149.2	$145.2	$4.0	2.8%	$261.3	$229.9	$31.4	13.7%
Parts sales	42.6	38.2	4.4	11.5%	83.5	72.4	11.1	15.3%
Service revenues	26.6	24.8	1.8	7.3%	53.8	46.3	7.5	16.2%
Rental revenues	30.8	29.4	1.4	4.8%	56.1	54.3	1.8	3.3%
Rental equipment sales	32.3	33.4	(1.1)	(3.3)%	59.9	74.2	(14.3)	(19.3)%
Total revenues	281.5	271.0	10.5	3.9%	514.6	477.1	37.5	7.9%
Cost of revenues:
New and used equipment sales	125.9	126.3	(0.4)	(0.3)%	222.2	197.7	24.5	12.4%
Parts sales	30.4	27.3	3.1	11.4%	59.0	52.1	6.9	13.2%
Service revenues	11.1	10.1	1.0	9.9%	22.0	19.5	2.5	12.8%
Rental revenues	4.0	4.1	(0.1)	(2.4)%	8.0	8.1	(0.1)	(1.2)%
Rental depreciation	20.7	19.1	1.6	8.4%	37.2	35.6	1.6	4.5%
Rental equipment sales	24.1	26.5	(2.4)	(9.1)%	44.0	60.4	(16.4)	(27.2)%
Total cost of revenues	216.2	213.4	2.8	1.3%	392.4	373.4	19.0	5.1%
Gross profit	65.3	57.6	7.7	13.4%	122.2	103.7	18.5	17.8%
General and administrative expenses	47.6	44.6	3.0	6.7%	95.0	86.1	8.9	10.3%
Non-rental depreciation and amortization	2.5	2.1	0.4	19.0%	4.8	4.5	0.3	6.7%
Total operating expenses	50.1	46.7	3.4	7.3%	99.8	90.6	9.2	10.2%
Income from operations	15.2	10.9	4.3	39.4%	22.4	13.1	9.3	71.0%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.1)	(0.2)	(0.9)	450.0%	(2.0)	(0.4)	(1.6)	400.0%
Interest expense – other	(6.8)	(3.6)	(3.2)	88.9%	(12.5)	(6.9)	(5.6)	81.2%
Other expense	(2.8)	(0.8)	(2.0)	250.0%	(5.0)	(1.6)	(3.4)	212.5%
Total other expense, net	(10.7)	(4.6)	(6.1)	132.6%	(19.5)	(8.9)	(10.6)	119.1%
Income before taxes	$4.5	$6.3	$(1.8)	(28.6)%	$2.9	$4.2	$(1.3)	(31.0)%

	Percent of Revenues		Percent of Revenues
Construction Equipment	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	53.0%	53.6%	50.8%	48.2%
Parts sales	15.1%	14.1%	16.2%	15.2%
Service revenues	9.5%	9.2%	10.5%	9.7%
Rental revenues	10.9%	10.8%	10.9%	11.4%
Rental equipment sales	11.5%	12.3%	11.6%	15.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	44.7%	46.6%	43.2%	41.4%
Parts sales	10.8%	10.1%	11.5%	10.9%
Service revenues	3.9%	3.7%	4.3%	4.1%
Rental revenues	1.4%	1.5%	1.6%	1.7%
Rental depreciation and amortization	7.4%	7.0%	7.1%	7.5%
Rental equipment sales	8.6%	9.8%	8.6%	12.7%
Total cost of revenues	76.8%	78.7%	76.3%	78.3%
Gross profit	23.2%	21.3%	23.7%	21.7%

	Organic Revenues				Organic Revenues
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$281.5	$271.0	$10.5	3.9%	$514.6	$477.1	$37.5	7.9%
Acquisitions revenues	—	—			—	—
Organic revenues:
New and used equipment sales	149.2	145.2	4.0	2.8%	261.3	229.9	31.4	13.7%
Parts sales	42.6	38.2	4.4	11.5%	83.5	72.4	11.1	15.3%
Service revenues	26.6	24.8	1.8	7.3%	53.8	46.3	7.5	16.2%
Rental revenues	30.8	29.4	1.4	4.8%	56.1	54.3	1.8	3.3%
Rental equipment sales	32.3	33.4	(1.1)	(3.3)%	59.9	74.2	(14.3)	(19.3)%
Total organic revenues	$281.5	$271.0	$10.5	3.9%	$514.6	$477.1	$37.5	7.9%

Revenues: Construction Equipment segment revenues increased by $10.5 million to $281.5 million for the three months ended June 30, 2023 as compared to the same period last year. As no acquisitions occurred within the segment over the comparable periods, the entire increase is organic. New and used equipment sales increased 2.8% over the same period last year primarily reflective of inflationary pricing increases and increased supply of equipment from OEMs. Notably, parts and service sales increased 11.5% and 7.3%, respectively, growing at a combined rate of 9.8% when compared to the same period last year, a result of a growing technician base and the ability to realize the returns from a growing equipment field population. Rental revenues has increased 4.8%, primarily on rate increases, when compared to the prior year, and rental equipment sales declined 3.3% as we strategically balance the decision to retain fleet to benefit from the elevated rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Construction Equipment segment revenues increased by $37.5 million to $514.6 million for the six months ended June 30, 2023 as compared to the same period last year. Segment revenues increased 7.9% for the six months ended June 30, 2023 over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment and our OEMs ability to deliver more new equipment in 2023 versus 2022. New and used equipment sales increased by 13.7% as OEM production shortages in the prior year for new equipment have subsided in the current year, exhibited by the shift in sales mix from rental equipment sales into new equipment sales when comparing the periods. Rental equipment sales decreased for the six months ended June 30, 2023 due to the aforementioned shift to new equipment sales which allowed for more flexibility in the decision as to whether to strategically sell equipment out of the rental fleet or to retain fleet to benefit from the elevated rental rate environment heading into the warmer weather rental season. Product support revenues increased 15.7% due to favorable pricing and higher technician headcount. Rental revenues increased 3.3% for the six months ended June 30, 2023 as compared to the same period last year primarily attributable to an increased rental rate environment existing between the comparable periods.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	15.6%	13.0%	2.6%	15.0%	14.0%	1.0%
Parts sales	28.6%	28.5%	0.1%	29.3%	28.0%	1.3%
Service revenues	58.3%	59.3%	(1.0)%	59.1%	57.9%	1.2%
Rental revenues	19.8%	21.1%	(1.3)%	19.4%	19.5%	(0.1)%
Rental equipment sales	25.4%	20.7%	4.7%	26.5%	18.6%	7.9%

Segment gross profit	23.2%	21.3%	1.9%	23.7%	21.7%	2.0%

Construction Equipment gross profit increased by 190 basis points to 23.2% in the three months ended June 30, 2023 from 21.3% in the same period in 2022. New and used equipment sales margins improved 260 basis points to 15.6% amid strong performance of our general purpose products classes (i.e. excavators, wheel loaders, articulated haulers). Parts and service gross profit margins remained consistent and in line with expectations. Gross margin on rental revenues were reduced in the three months ended June 30, 2023 when compared to the same period in 2022, a result primarily driven by an increased rental depreciation expense, as a percentage of rental revenues, when comparing periods.

Construction Equipment gross profit increased by 200 basis points to 23.7% in the six months ended June 30, 2023 from 21.7% in the same period in 2022, with overall margin improvements reflective of the general business climate and demand factors of the industry. Specifically, new and used equipment sales margins increased 100 basis points to 15.0%, primarily related to a strong pricing environment and our ability to provide value-added products to customers, when compared to the same period last year. Notably, with the increased sales volume of new and used equipment coupled with the strong pricing environment, new and used gross profit increased to $39.1 million from $32.2 million in the same period last year. The increased availability of new equipment allowed for a more measured approach on the sale of rental equipment. Despite a lower sale volume of rental equipment, the flexibility afforded by the availability of new equipment in our markets allowed for a more deliberate approach to rental equipment sales which led to a 790 basis point increase in rental equipment sales margin when comparing the year-over-year periods (equating to rental equipment gross profits of $15.9 million compared to $13.8 million from the same period last year). Parts sales margins improved 130 basis points for the six months ended June 30, 2023 when compared to the same time last year amid a favorable pricing environment. Service gross margins increased by 120 basis points year over year primarily related to an increase in billable rates and positive trends in warranty recovery when compared to the same period last year. Rental revenues gross margin for the six months ended June 30, 2023 was consistent with the same period last year.

Operating expenses: Construction Equipment operating expenses increased by $3.4 million to $50.1 million for the three months ended June 30, 2023 as compared to the same period in 2022. The increase is primarily due to inflationary impacts on labor and operating input costs year over year and increases in incremental variable expenses associated with our organic sales growth.

Construction Equipment operating expenses increased by $9.2 million to $99.8 million for the six months ended June 30, 2023 as compared to the same period in 2022, mainly due to inflationary factors and general headcount increases in the segment and incremental expenses associated with our organic growth, such as technician service vehicles and their related expenses such as fuel and supplies.

Other expense, net: Construction Equipment other expense increased by $6.1 million to $10.7 million for the three months ended June 30, 2023 as compared to the same period in 2022 due to an increased interest expense and allocated intercompany expenses for shared service functions.

Construction Equipment other expense, net increased by $10.6 million to $19.5 million for the six months ended June 30, 2023 as compared to the same period in 2022. The variance was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to a larger rental fleet and higher inventory levels as well as higher allocated intercompany expenses for shared service functions.

Master Distribution Results

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. This business was acquired during the fourth quarter of 2022. As such, all Master Distribution revenue is considered inorganic and the below tables do not include comparable data for the three and six months ended June 30, 2022.

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenues:
New and used equipment sales	$18.6	$42.1
Parts sales	2.5	5.4
Service revenues	0.1	0.2
Rental revenues	0.2	0.4
Rental equipment sales	—	—
Total revenues	21.4	48.1
Cost of revenues:
New and used equipment sales	13.4	30.7
Parts sales	1.2	2.7
Service revenues	0.1	0.2
Rental revenues	—	—
Rental depreciation	0.1	0.3
Rental equipment sales	—	—
Total cost of revenues	14.8	33.9
Gross profit	6.6	14.2
General and administrative expenses	3.3	5.8
Non-rental depreciation and amortization	0.9	1.8
Total operating expenses	4.2	7.6
Income from operations	2.4	6.6
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.2)	(0.3)
Interest expense – other	(0.6)	(1.3)
Other expense	(0.2)	(0.2)
Total other expense, net	(1.0)	(1.8)
Income before taxes	$1.4	$4.8

	Percent of Revenues	Percent of Revenues
Master Distribution	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenues:
New and used equipment sales	86.9%	87.5%
Parts sales	11.7%	11.2%
Service revenues	0.5%	0.4%
Rental revenues	0.9%	0.9%
Rental equipment sales	—	—
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	62.6%	63.8%
Parts sales	5.6%	5.6%
Service revenues	0.5%	0.4%
Rental revenues	—	—
Rental depreciation and amortization	0.5%	0.7%
Rental equipment sales	—	—
Total cost of revenues	69.2%	70.5%
Gross profit	30.8%	29.5%

Gross profit (GP):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
	GP%	GP%
New and used equipment sales	28.0%	27.1%
Parts sales	52.0%	50.0%
Service revenues	—	—
Rental revenues	50.0%	25.0%
Rental equipment sales	NA	NA

Segment gross profit	30.8%	29.5%

Overall Summary: Master Distribution segment revenues for the quarter were $21.4 million, made up primarily, 86.9%, of new and used equipment sales and secondarily, 11.7%, of parts sales. It should be noted that Master Distribution’s equipment revenue is seasonal and more heavily weighted towards the first half of the fiscal year, and the first quarter in general, as Master Distribution sells to a network of subdealers who tend to stock inventory early in the year ahead of their customers buying season. Parts revenues do not have the same level of seasonality. Year-to-date segment revenues were $48.1 million, with 87.5% of sales coming in the form of new and used equipment and 11.2% of sales coming from parts sales.

Gross profit margin on new and used equipment sales and parts sales was 28.0% and 52.0%, respectively, for the quarter. These gross margin levels are in line with our expectations and recent pre-acquisition history. Year-to-date gross profit margins on new and used equipment sales and parts sales were 27.1% and 50.0%, respectively.

Liquidity and Capital Resources

The six months ended June 30, 2023 and 2022 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2023, operating activities resulted in net cash used in operations of $33.8 million. Our reported net income of $3.4 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share-based compensation, provided net cash inflows of $56.4 million. Changes in working capital included $200.6 million of inventory purchased (of which $96.4 million has been transferred into our rental fleet for replenishment and growth purposes), and a $1.5 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $62.2 million due to proceeds from the sale of rental equipment, $86.1 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $27.7 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and by a $11.7 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

For the six months ended June 30, 2022, operating activities resulted in net cash provided by operations of $3.4 million. Our reported net income of $4.9 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share-based compensation, provided net cash inflows of $47.9 million. Changes in working capital included $131.7 million of inventory purchased (of which $69.9 million has been transferred into our rental fleet for replenishment and growth purposes), and a $30.7 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $76.4 million due to proceeds from the sale of rental equipment, $31.7 million in net inflows related to manufacturer floor plans and a $16.7 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities and unfavorably impacted by $6.9 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the six months ended June 30, 2023, our cash used in investing activities was $40.6 million. This was mainly due to $41.3 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations as well as acquisition activity partially offset by $0.7 million proceeds from the sale of non-rental property and equipment.

For the six months ended June 30, 2022, our cash used in investing activities was $37.4 million. This was mainly due to $35.9 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations offset by proceeds from the sale of assets and $1.5 million use of cash for adjustments to the purchase prices for the Ambrose and Gibson acquisitions.

Cash Flow from Financing Activities. For the six months ended June 30, 2023, cash provided by financing activities was $74.1 million. The favorable impact was mainly due to $70.0 million of net proceeds under our line of credit, long-term debt, and finance lease obligations, which funded the increase in net working capital and rental fleet as previously noted, net proceeds of $5.0 million related to non-manufacturer floor plans, and $4.3 million related to other financing activities. This was partially offset by payments of $5.2 million for preferred and common stock dividends.

For the six months ended June 30, 2022, cash provided by financing activities was $32.2 million. The favorable impact was mainly due to $23.3 million of net proceeds under our lines of credits, long-term debt, and finance lease obligations and net proceeds of $12.1 million related to non-manufacturer floor plans. This was partially offset by $1.5 million related to preferred dividend payments and $1.7 million related to other financing activities.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $2.3 million in cash for the period ended June 30, 2023. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 9, Floor Plans and Note 10, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under line of credit and floor plans payable, fund acquisitions, meet debt service requirements and the preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended June 30, 2023 was $128.7 million, including $96.4 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $62.2 million for the period ended June 30, 2023 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for at least the next 12 months and foreseeable future thereafter. As of June 30, 2023, we had $224.5 million of available borrowings under the revolving line of credit and floor plan facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt, prices of certain commodities and foreign currency exchange rate risks. We employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel and foreign currencies. See Note 16, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of June 30, 2023, the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus an initial margin of 5.00% plus an adjustment of 0.1145% per annum.

At June 30, 2023 and December 31, 2022, we had $292.4 million and $219.5 million, respectively, outstanding borrowings under the ABL Facility. At June 30, 2023 and December 31, 2022, we had $348.2 million and $256.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of June 30, 2023, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt when excluding and including the hedge impact of our interest rate cap would reduce our annual pre-tax earnings by $4.3 million and $2.3 million, respectively. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Floor Plans, and Note 10, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have exposure to changing interest rates as of June 30, 2023 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Commodity price risk: The market prices of diesel and unleaded fuels are unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we enter into economic hedge agreements related to forecasted fuel purchases. For the purchases of unleaded and diesel fuel that we expect to purchase at market prices in the next 12 months, each $0.10 per gallon increase in the price of diesel and unleaded fuel, holding other variables constant, would decrease our pre-tax income during this period by approximately $0.2 million when including the hedge impact.

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. We have an economic hedge on a portion of committed foreign currency purchases to manage some of our foreign currency exposure. Based upon balances and exchange rates as of June 30, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023

Refer to Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K for more information on the material weakness identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2022. As of June 30, 2023, the material weakness has not been fully remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

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

Remediation

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Effective May 15, 2023, Craig Brubaker, Chief Operating Officer of the Company, entered into a pre-arranged stock trading plan (the “10b5-1 Plan”) with a brokerage firm to sell up to 43,525 shares of the Company’s Common Stock in order to pay taxes on previously issued share grants and to diversify his investment holdings.

Sales under the 10b5-1 Plan will begin no earlier than August 14, 2023 and continue until all such shares are sold or August 13, 2024, whichever comes first.

The 10b5-1 Plan was designed to comply with the Company’s insider trading policies and the guidelines specified in Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, which provide an affirmative defense for an officer or director to enter into a pre-arranged plan for buying or selling Company stock at a time when the officer or director is not in possession of material, nonpublic information about the Company.

All sales of Common Stock under the 10b5-1 Plan will be disclosed publicly in accordance with applicable securities laws, rules, and regulations through appropriate filings with the U.S. Securities and Exchange Commission.

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

10.1

Sixth Amended and Restated ABL First Lien Credit Agreement, dated April 1, 2021 among Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York and PEAKLOGIX, LLC the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 30, 2023).

10.2

Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated February 3, 2020, among Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York and PEAKLOGIX, LLC the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 30, 2023).

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

10.11	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.13	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
13.1	December 31, 2022 Annual Report to Security Holders on Form 10-K (incorporated by reference to 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: August 9, 2023	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)