Form 10-Q
period 2023-09-30
ALTA EQUIPMENT GROUP INC.
filed 2023-11-08
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 32,368,112 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Cash	$1.4	$2.7
Accounts receivable, net of allowances of $14.3 and $13.0 as of September 30, 2023 and December 31, 2022, respectively	259.1	232.8
Inventories, net	492.8	399.7
Prepaid expenses and other current assets	31.0	28.1
Total current assets	784.3	663.3

NON-CURRENT ASSETS
Property and equipment, net	447.6	377.8
Operating lease right-of-use assets, net	106.1	113.6
Goodwill	71.1	69.2
Other intangible assets, net	54.3	60.7
Other assets	17.0	6.0
TOTAL ASSETS	$1,480.4	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$280.6	$211.5
Floor plan payable – used and rental equipment	83.9	45.3
Current portion of long-term debt	6.6	4.2
Accounts payable	89.6	90.8
Customer deposits	14.9	27.9
Accrued expenses	53.4	55.1
Current operating lease liabilities	15.4	14.8
Current deferred revenue	14.5	14.1
Other current liabilities	10.9	7.5
Total current liabilities	569.8	471.2

NON-CURRENT LIABILITIES
Line of credit, net	303.5	217.5
Long-term debt, net of current portion	312.0	311.2
Finance lease obligations, net of current portion	26.2	15.4
Deferred revenue, net of current portion	4.4	4.9
Guaranteed purchase obligations, net of current portion	2.9	4.7
Long-term operating lease liabilities, net of current portion	95.0	101.9
Deferred tax liability	7.7	6.4
Other liabilities	11.4	17.6
TOTAL LIABILITIES	1,332.9	1,150.8
CONTINGENCIES - NOTE 13
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,368,112 and 32,194,243 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	226.5	222.8
Treasury stock at cost, 862,182 shares of common stock held at both September 30, 2023 and December 31, 2022	(5.9)	(5.9)
Accumulated deficit	(71.8)	(74.2)
Accumulated other comprehensive loss	(1.3)	(2.9)
TOTAL STOCKHOLDERS’ EQUITY	147.5	139.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,480.4	$1,290.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	$253.6	$210.1	$727.8	$579.0
Parts sales	69.5	61.8	209.2	173.5
Service revenues	60.6	54.3	180.5	154.2
Rental revenues	54.0	50.2	147.1	131.5
Rental equipment sales	28.5	28.6	90.7	105.0
Total revenues	466.2	405.0	1,355.3	1,143.2
Cost of revenues:
New and used equipment sales	212.0	176.5	601.3	482.6
Parts sales	45.3	40.0	138.2	116.7
Service revenues	26.5	24.3	77.0	66.3
Rental revenues	5.7	5.9	18.0	16.7
Rental depreciation	29.6	25.9	80.1	69.5
Rental equipment sales	21.0	20.8	66.5	82.6
Total cost of revenues	340.1	293.4	981.1	834.4
Gross profit	126.1	111.6	374.2	308.8
General and administrative expenses	106.8	94.2	316.0	265.9
Non-rental depreciation and amortization	5.4	3.7	16.0	11.6
Total operating expenses	112.2	97.9	332.0	277.5
Income from operations	13.9	13.7	42.2	31.3
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.4)	(0.8)	(5.8)	(1.6)
Interest expense – other	(12.8)	(7.7)	(35.1)	(19.8)
Other income	1.4	0.2	2.6	0.9
Total other expense, net	(13.8)	(8.3)	(38.3)	(20.5)
Income before taxes	0.1	5.4	3.9	10.8
Income tax (benefit) provision	(7.3)	0.3	(6.9)	0.8
Net income	7.4	5.1	10.8	10.0
Preferred stock dividends	(0.7)	(0.7)	(2.2)	(2.2)
Net income available to common stockholders	$6.7	$4.4	$8.6	$7.8
Basic income per share	$0.21	$0.14	$0.27	$0.24
Diluted income per share	$0.20	$0.14	$0.26	$0.24
Basic weighted average common shares outstanding	32,368,112	31,981,843	32,320,346	32,091,353
Diluted weighted average common shares outstanding	32,729,517	32,138,952	32,631,082	32,290,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7.4	$5.1	$10.8	$10.0
Other comprehensive (loss) income
Foreign currency translation adjustments	(0.7)	(1.9)	0.1	(1.9)
Change in fair value of derivative, net of tax	0.3	—	1.5	—
Total other comprehensive (loss) income	(0.4)	(1.9)	1.6	(1.9)
Comprehensive income	$7.0	$3.2	$12.4	$8.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard (Note 2)	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1
Net income	—	—	—	—	—	2.4	—	—	2.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation	—	—	—	—	1.1	—	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.7	0.7
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	1.6	1.6
Balance at June 30, 2023	1,200,000	$—	32,368,112	$—	$224.7	$(76.5)	$(5.9)	$(0.9)	$141.4
Net income	—	—	—	—	—	7.4	—	—	7.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	1.4	—	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.7)	(0.7)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Proceeds from stockholder short-swing profits	—	—	—	—	0.4	—	—	—	0.4
Balance at September 30, 2023	1,200,000	$—	32,368,112	$—	$226.5	$(71.8)	$(5.9)	$(1.3)	$147.5

	Three and Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net loss	—	—	—	—	—	(1.2)	—	—	(1.2)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	0.3	—	—	—	0.3
Balance at March 31, 2022	1,200,000	$—	32,363,376	$—	$217.7	$(78.8)	$(5.9)	$—	$133.0
Net income	—	—	—	—	—	6.1	—	—	6.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	90,649	—	0.8	—	—	—	0.8
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—	—
Balance at June 30, 2022	1,200,000	$—	31,981,843	$—	$218.5	$(73.4)	$(5.9)	$—	$139.2
Net income	—	—	—	—	—	5.1	—	—	5.1
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation	—	—	—	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at September 30, 2022	1,200,000	$—	31,981,843	$—	$219.3	$(70.8)	$(5.9)	$(1.9)	$140.7

(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$10.8	$10.0
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	96.1	81.1
Amortization of debt discount and debt issuance costs	1.4	1.3
Imputed interest	0.8	0.2
Loss (gain) on sale of property and equipment	0.3	(0.2)
Gain on sale of rental equipment	(24.2)	(22.6)
Provision for inventory obsolescence	3.1	2.5
Provision for losses on accounts receivable	5.1	4.0
Change in fair value of derivative instruments	2.2	—
Stock-based compensation expense	3.3	1.9
Changes in deferred income taxes	(7.4)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32.7)	(24.8)
Inventories	(247.4)	(200.8)
Proceeds from sale of rental equipment	90.7	105.1
Prepaid expenses and other assets	(5.5)	(4.3)
Manufacturers floor plans payable	97.9	37.8
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(6.9)	30.5
Leases, deferred revenue, and other liabilities	(7.0)	(3.4)
Net cash (used in) provided by operating activities	(19.4)	18.3
INVESTING ACTIVITIES
Expenditures for rental equipment	(48.7)	(39.9)
Expenditures for property and equipment	(8.6)	(6.9)
Proceeds from sale of property and equipment	0.8	0.7
Guaranteed purchase obligations (expenditures) proceeds	(2.5)	0.8
Expenditures for acquisitions, net of cash acquired	(1.6)	(40.4)
Net cash used in investing activities	(60.6)	(85.7)
FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings	278.5	242.3
Principal payments on line of credit, long-term debt, and finance lease obligations	(197.0)	(187.3)
Proceeds from non-manufacturer floor plan payable	148.3	98.8
Payments on non-manufacturer floor plan payable	(138.5)	(81.3)
Preferred stock dividends paid	(2.2)	(2.2)
Common stock dividends declared and paid	(5.7)	(1.8)
Other financing activities	(5.2)	(1.2)
Net cash provided by financing activities	78.2	67.3

Effect of exchange rate changes on cash	0.5	(0.1)
NET CHANGE IN CASH	(1.3)	(0.2)

Cash, Beginning of year	2.7	2.3
Cash, End of period	$1.4	$2.1
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$143.0	$101.0
Supplemental disclosures of cash flow information
Cash paid for interest	$33.8	$15.2
Cash paid for income taxes	$4.0	$0.4

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our condensed consolidated cash flows, statements of operations, and balance sheets for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the 2022 Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three and nine months ended September 30, 2023, there were no significant changes to those accounting policies other than as disclosed below in New Accounting Pronouncements Adopted in 2023.

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 by revenue type and the applicable accounting standard.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$253.6	$253.6	$—	$210.1	$210.1
Parts sales	—	69.5	69.5	—	61.8	61.8
Service revenues	—	60.6	60.6	—	54.3	54.3
Rental revenues	54.0	—	54.0	50.2	—	50.2
Rental equipment sales	—	28.5	28.5	—	28.6	28.6
Total revenues	$54.0	$412.2	$466.2	$50.2	$354.8	$405.0

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 by revenue type and the applicable accounting standard.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$727.8	$727.8	$—	$579.0	$579.0
Parts sales	—	209.2	209.2	—	173.5	173.5
Service revenues	—	180.5	180.5	—	154.2	154.2
Rental revenues	147.1	—	147.1	131.5	—	131.5
Rental equipment sales	—	90.7	90.7	—	105.0	105.0
Total revenues	$147.1	$1,208.2	$1,355.3	$131.5	$1,011.7	$1,143.2

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. See Note 18, Segments, for further information.

Leases revenues (Topic 842)

New and used equipment sales: The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment at the end of the lease term between the customer and third-party lessee at a stated residual amount set forth in the initial sales contract or to pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when it is obligated or has the option to repurchase or guarantees the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the amount received which represents the net proceeds upon the equipment’s initial transfer. These amounts, excluding the guaranteed residual value, are recognized into rental revenues on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee under Topic 842. At September 30, 2023 and December 31, 2022, the total deferred revenue relating to these various equipment sale transactions amounted to $2.1 million and $3.0 million, respectively. The Company also recognized a liability for its guarantee to repurchase equipment at residual amounts of $5.4 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenue recognized from bill-and-hold agreements totaled $8.6 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $22.8 million and $8.4 million for the nine months ended September 30, 2023 and 2022, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and installation and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. Revenues from recurring hardware and software support services are recognized ratably over the contract period. The Company recognizes deferred revenue with respect to automated equipment installation and system integration services and related software and hardware. The Company recognized $12.9 million and $19.9 million for the three months ended September 30, 2023 and 2022 respectively, and $52.2 million and $59.0 million in project-based revenues for the nine months ended September 30, 2023 and 2022, respectively.

Parts sales: Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions and recognizes revenue for parts associated with periodic maintenance services at the time such services are completed. For parts that are shipped to a customer, the Company elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment.

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed, which is when the control of the promised services is transferred over to the customer. The Company recognizes guaranteed maintenance contract revenues over-time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $6.4 million and $5.5 million for the three months ended September 30, 2023 and 2022, respectively, and $18.4 million and $16.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of September 30, 2023 and December 31, 2022 were $5.6 million and $3.6 million, respectively.

The deferred revenue (contract liabilities) includes the unearned portion of project-based revenue, revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenue, service maintenance contracts and equipment rental agreements as of September 30, 2023 and December 31, 2022 was $16.8 million and $16.0 million, respectively. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of September 30, 2023 and December 31, 2022 was $18.9 million and $19.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized revenue of $0.6 million and $11.9 million, respectively, from the prior year ending deferred revenue balance. For the three and nine months ended September 30, 2022, the Company recognized revenue of $1.3 million and $11.8 million, respectively, from the December 31, 2021 deferred revenue balance.

We believe the concentration of credit risk with respect to our receivables is limited because our customer base is comprised of a large number of geographically diverse customers.
NOTE 4 — RELATED PARTY TRANSACTIONS

During the fourth quarter 2022, substantially all of the Company's operating facilities that were previously leased from four real estate entities related through common ownership were sold to an unrelated third party. The Company continues to lease those facilities, however the lessor is no longer a related party. For the three and nine months ended September 30, 2022, total rent expense under related party lease agreements, all of which are classified as operating, was $1.2 million and $3.6 million, respectively.

Our Chief Executive Officer ("CEO"), Chief Financial Officer and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users. During the three and nine months ended September 30, 2023, the Company purchased $0.1 million and $0.4 million, respectively, of hydrogen fuel from OneH2. The Company paid OneH2 $1.1 million for the nine months ended September 30, 2023 in addition to $3.1 million during the year ended December 31, 2022, as part of the Company's investment to build and commercialize a hydrogen production plant which we expect to become operational in 2024.

NOTE 5 — INVENTORIES

The components of inventories, net, consisted of the following:

	September 30,	December 31,
	2023	2022
New equipment	$337.8	$258.5
Used equipment	62.8	59.0
Work in process	9.7	8.6
Parts	91.0	78.8
Gross inventory	501.3	404.9
Inventory reserves	(8.5)	(5.2)
Inventories, net	$492.8	$399.7

Direct labor of $1.8 million incurred for open service orders were capitalized and included in work in process at both September 30, 2023 and December 31, 2022. The remaining work in process balances as of September 30, 2023 and December 31, 2022 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory to be sold after short-term leases expire was $3.1 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and $8.7 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2023	2022
Land	$2.1	$2.1
Rental fleet	590.2	516.4
Buildings, equipment, and leasehold improvements:
Machinery and equipment	7.8	8.6
Autos and trucks	6.9	7.1
Buildings and leasehold improvements	16.4	15.6
Construction in progress	8.1	4.3
Finance lease right-of-use assets	40.8	24.4
Office equipment	4.1	4.7
Computer equipment	12.7	13.1
Total cost	689.1	596.3

Less: accumulated depreciation and amortization:
Rental fleet	(206.6)	(187.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(34.9)	(31.1)
Total accumulated depreciation and amortization	(241.5)	(218.5)
Property and equipment, net	$447.6	$377.8

Total depreciation and amortization on property and equipment was $29.9 million and $26.3 million for the three months ended September 30, 2023 and 2022, respectively, and $81.0 million and $71.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had assets related to finance leases with gross carrying values totaling $40.8 million and $24.4 million, and accumulated amortization balances totaling $9.1 million and $5.4 million, as of September 30, 2023 and December 31, 2022, respectively. Of the $590.2 million and $516.4 million of gross cost of rental fleet, $9.5 million and $11.8 million were represented by guaranteed purchase obligation assets as of September 30, 2023 and December 31, 2022, respectively.

NOTE 7 — GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the nine months ended September 30, 2023:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2022	$13.6	$38.0	$17.6	$69.2
Additions	1.0	—	—	1.0
Adjustments to purchase price allocations	0.3	—	0.7	1.0
Translation adjustments	(0.1)	—	—	(0.1)
Balance, September 30, 2023	$14.8	$38.0	$18.3	$71.1

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and nine months ended September 30, 2023.

See Note 17, Business Combinations, for further information.

NOTE 8 — OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and accumulated amortization as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.6	$63.0	$(15.0)	$48.0
Other intangibles	3.5	10.7	(4.4)	6.3
Total	7.0	$73.7	$(19.4)	$54.3

	December 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.3	$63.0	$(10.1)	$52.9
Other intangibles	4.2	10.7	(2.9)	7.8
Total	7.7	$73.7	$(13.0)	$60.7

Amortization of other intangible assets was $2.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 — FLOOR PLANS

Floor Plan — First Lien Lenders

On April 1, 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with its first lien lenders to primarily finance new inventory. On June 28, 2023, the Company amended its Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $60.0 million to $70.0 million. The First Lien Floor Plan Facility has an expiration date of the earlier of (a) April 1, 2026, or (b) December 1, 2025 if the Notes (as hereinafter defined) remain outstanding on December 1, 2025. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $68.5 million, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2023 was 8.2%. As of December 31, 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $58.6 million, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2022 was 7.0%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

With recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of September 30, 2023 ranged from 8.3% to 10.4%. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance on the OEM Floor Plan Facilities of $296.3 million and $198.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $390.0 million at any time. The total outstanding balance under the Floor Plan Facilities as of September 30, 2023 and December 31, 2022, was $364.8 million and $256.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended September 30, 2023 and 2022, the Company recognized interest expense associated with new equipment financed under its Floor Plan Facilities of $2.4 million and $0.8 million respectively, and for the nine months ended September 30, 2023 and 2022, $5.8 million and $1.6 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 7.9% and 5.4% as of September 30, 2023 and September 30, 2022, respectively.

NOTE 10 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

On April 1, 2021, the Company entered into an ABL First Lien Credit Agreement (the “ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with its first lien holders with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 28, 2023 the Company amended the ABL Facility by exercising $55.0 million of the Company's expansion option increasing borrowing capacity from $430.0 million to $485.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. The ABL Facility matures on the earlier of April 1, 2026 or December 1, 2025 if any of the Notes (as hereinafter defined) remain outstanding as of December 1, 2025. As of September 30, 2023, the Company had an outstanding ABL Facility balance of $305.3 million, excluding unamortized debt issuance costs. The effective interest rate was 7.2% at September 30, 2023. As of December 31, 2022, the Company had an outstanding ABL Facility balance of $219.5 million, excluding unamortized debt issuance costs. The effective interest rate was 6.2% at December 31, 2022.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $875.0 million unless certain other conditions are met. The total amount outstanding as of September 30, 2023 and December 31, 2022, was $670.1 million and $476.4 million, respectively, excluding debt issuance and deferred financing costs of $2.1 million at both September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, outstanding borrowings under the Notes were $312.0 million, which included $3.0 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2023	2022
Line of credit	$305.3	$219.5
Senior secured second lien notes	315.0	315.0
Unamortized debt issuance costs	(2.5)	(2.8)
Debt discount	(2.3)	(3.0)
Finance leases	32.8	19.6
Total debt and finance leases	648.3	548.3
Less: current maturities	(6.6)	(4.2)
Long-term debt and finance leases, net	$641.7	$544.1

As of September 30, 2023, the Company was in compliance with the financial covenants set forth in its debt agreements.

Notes Payable – Non-Contingent Consideration

The Company acquired the assets of Ecoverse Industries, LTD ("Ecoverse") on November 1, 2022. Pursuant to the asset purchase agreement, the sellers are entitled to additional cash payments of a minimum of $6.0 million plus interest throughout a 5-year period. The liabilities below include the present value of these minimum cash payments using a market participant discount rate and the current year change due to $0.4 million of imputed interest.

	September 30,	December 31,
Location on Balance Sheet	2023	2022
Other current liabilities	$(1.3)	$—
Other liabilities	(4.9)	(5.8)
Total	$(6.2)	$(5.8)

See Note 16, Fair Value of Financial Instruments, and Note 17, Business Combinations, for further information.

NOTE 11 — EQUITY

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI as reported in the Condensed Consolidated Balance Sheets, and the changes in AOCI by components, net of tax, are as follows:

	Foreign Currency Translation	(Losses) Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(1.5)	$(1.4)	$(2.9)
Other comprehensive income (loss) before reclassification	0.1	(0.4)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at March 31, 2023	$(1.4)	$(1.8)	$(3.2)
Other comprehensive income before reclassification	0.7	1.6	2.3
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance at June 30, 2023	$(0.7)	$(0.2)	$(0.9)
Other comprehensive (loss) income before reclassification	(0.7)	0.3	(0.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Balance at September 30, 2023	$(1.4)	$0.1	$(1.3)

NOTE 12 — LEASES

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to twenty years.

At September 30, 2023 and December 31, 2022, assets recorded under finance leases, net of accumulated depreciation were $31.7 million and $19.0 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or their estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$6.8	$6.2	$20.2	$18.5
Short-term lease expense	0.9	1.3	3.8	3.0
Low-value lease expense	0.3	0.1	0.8	0.2
Variable lease expense	2.2	2.0	6.4	4.7
Finance lease expense:
Amortization of right-of-use assets	1.7	1.1	4.4	2.8
Interest on lease liabilities	0.6	0.3	1.7	0.7
Sublease income	(0.1)	—	(0.2)	(0.1)
Total lease expense	$12.4	$11.0	$37.1	$29.8

Additional information related to leases is presented in the table below:

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.4	$17.9
Operating cash flows for finance leases	1.7	0.7
Financing cash flows for finance leases	3.9	2.5
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	4.9	14.5
Finance leases	17.3	7.8
Weighted Average Remaining Lease Term (in years):
Operating leases	9.0	6.9
Finance leases	4.7	4.5
Weighted Average Discount Rate (in %):
Operating leases	10.2	7.0
Finance leases	8.2	6.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of September 30, 2023 were as follows:

Years	Operating Leases	Finance Leases
Remainder of 2023	$6.3	$2.2
2024	24.2	8.8
2025	20.9	8.6
2026	17.5	7.8
2027	16.1	6.2
Thereafter	89.4	5.7
Total future minimum lease payments	174.4	39.3
Less: imputed interest	(64.0)	(6.5)
Total	$110.4	$32.8

Amounts recognized in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	September 30, 2023	December 31, 2022
Current portion of long-term debt	$6.6	$4.2
Current operating lease liabilities	15.4	14.8
Finance lease obligations, net of current portion	26.2	15.4
Long-term operating lease liabilities, net of current portion	95.0	101.9
Total	$143.2	$136.3

As of September 30, 2023, the Company had additional leases, substantially all real estate, that were executed but had not yet commenced with undiscounted lease payments of $3.2 million. These leases are expected to commence in 2023 with lease terms up to 10 years.

See Note 13, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 13— CONTINGENCIES

Guarantees

As of September 30, 2023 and December 31, 2022, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both September 30, 2023 and December 31, 2022. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

Legal Proceedings

During the nine months ended September 30, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2023 and December 31, 2022 there were $9.0 million and $4.9 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings.

NOTE 14 — INCOME TAXES

The Company recognized income tax benefit of $7.3 million and expense of $0.3 million for the three months ended September 30, 2023 and 2022 respectively, and $6.9 million benefit and $0.8 million expense for the nine months ended September 30, 2023 and 2022, respectively.

The income tax benefit was primarily attributable to the release of the valuation allowance of certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and state deferred tax assets will be realizable. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $7.4 million valuation allowance as a discrete tax benefit which is part of the effective tax rate during the nine months ended September 30, 2023 disclosed below. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the nine months ended September 30, 2023 and 2022 was (176.9)% and 7.4%, respectively. The effective income tax rate in 2023 was primarily related to income tax benefit from the release of the valuation allowance. The effective income tax rate in 2022 was primarily related to expense associated with tax filing jurisdictions with no associated valuation allowance.

NOTE 15 — STOCK-BASED COMPENSATION

Restricted and Performance Stock Units

The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. We calculated the fair value of the restricted stock units ("RSUs") and performance stock units ("PSUs") at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $1.2 million and $0.8 million for the three months ended September 30, 2023 and 2022 respectively, and $3.1 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock awards was $2.0 million, which is expected to be recognized over a weighted average period of 0.8 years. As of September 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's performance stock awards was $5.4 million, which is expected to be recognized over a weighted average period of 1.2 years.

The following table shows the number of restricted and performance stock awards that were granted, vested, and forfeited during the nine months ended September 30, 2023:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2022	288,266	$10.24	424,538	$12.14
Granted	96,376	15.65	207,292	15.85
Vested - issued	(120,079)	9.95	(53,790)	12.14
Vested - unissued	(27,175)	12.18	—	—
Forfeited	—	—	(6,917)	13.71
Unvested units as of September 30, 2023	237,388	$12.36	571,123	$13.49

Employee Stock Purchase Plan

In April 2022, the Company's Board of Directors adopted the 2022 Employee Stock Purchase Plan (the "ESPP"), which became effective upon approval by the Company's shareholders at the Annual Meeting of Stockholders on June 9, 2022. On June 8, 2023 the Company filed Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. The Company then opened enrollment for the first offering period that started July 1, 2023 and continues through December 31, 2023. There are two six month offering periods each year starting January 1 and July 1 with the purchase date on the last business day of each offering period.

Under the ESPP, eligible employees (as defined in the ESPP) can purchase the Company’s common stock through accumulated payroll deductions. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first and last business days of each six month offering period. Eligible employees may contribute up to 10% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized stock-based compensation expense of $0.2 million during the three months ended September 30, 2023 related to the ESPP with no compensation expense in any prior period reported.

ESPP employee payroll contributions accrued as of September 30, 2023 totaled $0.5 million and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. There was no accrual as of December 31, 2022 as the ESPP enrollment had not commenced yet. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" on the Condensed Consolidated Statement of Cash Flows.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of September 30, 2023 and December 31, 2022 are shown below:

	September 30, 2023	December 31, 2022
Estimated aggregate fair value	$626.3	$521.0
Aggregate carrying value (1)	653.1	554.1

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liabilities represent the fair value of future earn-outs the Company may be required to pay in conjunction with acquisitions upon the achievement of certain performance milestones. The principal valuation technique for the contingent consideration is using a probability weighted range of outcomes analysis. The earn-outs for the acquisitions are measured at fair value in each reporting period, based on Level 3 inputs, with any change in fair value recorded in the Condensed Consolidated Statements of Operations.

The following table sets forth the Company’s contingent consideration liabilities fair values as of September 30, 2023 and December 31, 2022, and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	September 30, 2023	December 31, 2022
Other current liabilities	$5.3	$1.8
Other liabilities	4.2	8.0

The following is a summary of changes to Level 3 instruments for the three months ended September 30, 2023:

Contingent Consideration
Balance, December 31, 2022	$9.8
Acquisitions	—
Changes in fair value	0.9
Payments	(1.2)
Balance, September 30, 2023	$9.5

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

Currency Derivative Contracts

From time to time, we used foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to foreign currencies for certain inventory purchases. The foreign currency forward contracts expired in August 2023 and the realized gain on these contracts for the three and nine months ended September 30, 2023 was not material.

Interest Rate Cap

During November 2022, we entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized gain on the interest rate cap for the three and nine months ended September 30, 2023 is disclosed in Note 11, Equity.

Fuel Purchase Contracts

During June 2023, we entered into fixed price swap contracts to purchase gasoline and diesel fuel to protect cash flows from the risks associated with fluctuations in fuel prices on a portion of anticipated future purchases. The fixed price swap contracts to purchase gasoline and diesel fuel are derivative instruments not designated as hedging instruments under Topic 815.

The following table summarizes the maturity dates, unit of measure and notional value for derivative instruments as of September 30, 2023:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through June 2025)	Gallons	2.9

The following table sets forth the location and fair value of the Company’s derivative instruments as of September 30, 2023 and December 31, 2022 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedges	Balance Sheet location	September 30, 2023	December 31, 2022	Balance Sheet location	September 30, 2023	December 31, 2022
Interest rate cap - current	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$1.6	$1.6
Interest rate cap - long-term	Other assets	3.8	3.5	Other liabilities	2.1	3.4
Derivatives not designated as hedge
Foreign currency forwards	Prepaid expenses and other current assets	—	—	Other current liabilities	—	0.2
Fuel swaps - current	Prepaid expenses and other current assets	0.3	—	Other liabilities	—	—
Fuel swaps - long-term	Other assets	0.1	—	Other liabilities	—	—

NOTE 17 — BUSINESS COMBINATIONS

During the first nine months of 2023, the Company purchased the assets of M&G Materials Handling Co. ("M&G") and Battery Shop of New England Inc. ("BSNE") for a combined purchase price of $2.6 million, net of cash acquired. These acquisitions, which took place in our Material Handling segment, are neither material individually nor in the aggregate; therefore, we did not include opening balance sheets herein. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition dates. Costs and expenses related to the acquisitions have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired by segment from the 2022 acquisitions:

	Material Handling	Master Distribution	Total
Cash	$2.3	$0.3	$2.6
Accounts receivable	9.6	9.6	19.2
Inventories	7.6	12.3	19.9
Prepaid expenses and other current assets	0.1	0.8	0.9
Rental fleet	22.7	—	22.7
Property and equipment	2.0	0.6	2.6
Operating lease right-of-use assets	2.2	1.6	3.8
Other intangible assets	1.4	27.8	29.2
Goodwill	2.3	18.3	20.6
Total assets	$50.2	$71.3	$121.5

Accounts payable	$(1.5)	$(8.3)	$(9.8)
Customer deposits	—	(2.2)	(2.2)
Accrued expenses	(1.6)	(0.2)	(1.8)
Current operating lease liabilities	(0.8)	(0.1)	(0.9)
Current deferred revenue	(1.2)	—	(1.2)
Other current liabilities	—	(0.9)	(0.9)
Long-term operating lease liabilities	(1.4)	(1.5)	(2.9)
Deferred tax liability	(2.8)	—	(2.8)
Total liabilities	$(9.3)	$(13.2)	$(22.5)

Net assets acquired	$40.9	$58.1	$99.0

Net assets acquired net of cash	$38.6	$57.8	$96.4

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

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. The Master Distribution segment is principally engaged in large-scale equipment distribution rights with sub dealers throughout North America related to environmental processing equipment. The Company’s identified assets by reportable segment below, as of December 31, 2022, has been recast to reflect the change in segment presentation.

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

The following tables present the Company’s results of operations by reportable segment for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$89.8	$150.8	$15.2	$(2.2)	$253.6
Parts sales	24.4	42.9	2.5	(0.3)	69.5
Service revenues	33.2	27.3	0.1	—	60.6
Rental revenues	19.6	34.1	0.3	—	54.0
Rental equipment sales	1.6	26.9	—	—	28.5
Total revenues	$168.6	$282.0	$18.1	$(2.5)	$466.2
Interest expense	4.9	8.7	0.9	0.7	15.2
Depreciation and amortization	8.6	25.0	1.1	0.3	35.0
Income (loss) before taxes	4.8	0.8	0.3	(5.8)	0.1

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$267.5	$412.1	$57.3	$(9.1)	$727.8
Parts sales	75.8	126.4	7.9	(0.9)	209.2
Service revenues	99.1	81.1	0.3	—	180.5
Rental revenues	56.2	90.2	0.7	—	147.1
Rental equipment sales	3.9	86.8	—	—	90.7
Total revenues	$502.5	$796.6	$66.2	$(10.0)	$1,355.3
Interest expense	13.2	23.2	2.5	2.0	40.9
Depreciation and amortization	25.4	67.0	3.2	0.5	96.1
Income (loss) before taxes	12.8	3.7	5.1	(17.7)	3.9

The following table presents the Company’s results of operations by reportable segment for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$83.7	$126.4	$—	$210.1
Parts sales	22.3	39.5	—	61.8
Service revenues	29.6	24.7	—	54.3
Rental revenues	17.7	32.5	—	50.2
Rental equipment sales	2.0	26.6	—	28.6
Total revenues	$155.3	$249.7	$—	$405.0
Interest expense	3.1	4.8	0.6	8.5
Depreciation and amortization	7.2	22.4	—	29.6
Income (loss) before taxes	4.6	5.7	(4.9)	5.4

The following table presents the Company’s results of operations by reportable segment for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$222.7	$356.3	$—	$579.0
Parts sales	61.6	111.9	—	173.5
Service revenues	83.2	71.0	—	154.2
Rental revenues	44.7	86.8	—	131.5
Rental equipment sales	4.2	100.8	—	105.0
Total revenues	$416.4	$726.8	$—	$1,143.2
Interest expense	8.0	12.1	1.3	21.4
Depreciation and amortization	18.6	62.5	—	81.1
Income (loss) before taxes	13.5	9.9	(12.6)	10.8

The following table presents the Company’s identified assets by reportable segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Segment assets:
Material Handling	$463.8	$416.3
Construction Equipment	904.5	775.5
Master Distribution	85.2	77.6
Corporate and Other	26.9	21.2
Total assets	$1,480.4	$1,290.6

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

Basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income per share
Net income available to common stockholders	$6.7	$4.4	$8.6	$7.8
Basic weighted average common shares outstanding	32,368,112	31,981,843	32,320,346	32,091,353
Basic net income per share of common stock	$0.21	$0.14	$0.27	$0.24
Diluted income per share
Net income available to common stockholders	$6.7	$4.4	$8.6	$7.8
Basic weighted average common shares outstanding	32,368,112	31,981,843	32,320,346	32,091,353
Effect of dilutive securities:
Effect of dilutive securities	361,405	157,109	310,736	198,774
Diluted weighted average common shares outstanding	32,729,517	32,138,952	32,631,082	32,290,127
Diluted net income per share of common stock	$0.20	$0.14	$0.26	$0.24

NOTE 20 — SUBSEQUENT EVENTS

On October 13, 2023, Alta closed its acquisition of Burris Equipment Company ("Burris"), a privately held premier distributor of market leading construction and turf equipment with three locations in Illinois. The purchase price on the asset-structured acquisition was $15.2 million in cash paid at closing, which included $1.2 million of excess net working capital. Burris generated approximately $40.6 million in revenue and $1.9 million in net income for the trailing twelve months through July 2023. The purchase price paid at close is subject to certain adjustments based upon Burris' net working capital at closing.

On November 1, 2023, Alta acquired the stock of Ault Industries Inc. ("Ault"), a privately held Canadian crushing and screening equipment distributor with locations in Ontario, Quebec, and Maritime provinces for a total purchase price of $39.9 million, consisting of $27.1 million cash at close, which included $4.8 million of excess net working capital, a $2.2 million seller note, and $10.6 million worth of Alta’s common stock, which will be issued at $13 per share, equating to 819,398 shares vesting annually over a five-year period. The purchase price is subject to post-closing working capital adjustments. Ault generated approximately $50.3 million in revenue and $4.5 million in net income for the trailing twelve months through June 30, 2023.

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

Recent Developments

Strategic Acquisitions

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long term will be accretive to our financial performance.

Equipment Inventory Availability, Rental Fleet Investment and Product Support

Throughout 2021 and 2022, our industry was unfavorably impacted by equipment supply chain constraints leading to shortages across construction and material handling equipment categories and limiting our ability to meet customer demand and potentially increase our market share. Throughout 2023 equipment supply chain constraints have continued to subside, resulting in an increase in our new equipment inventory relative to prior periods. The increase in new inventory through three quarters of 2023, given the seasonality of our Construction segment, is natural for our business and in line with historic norms. Our ability to take delivery of new equipment from our OEMs throughout 2023 was the primary driver of the $148.8 million increase in new and used equipment sales when compared to the same period last year, as the increase in supply of new equipment meets a strong end-market demand backdrop. The increase in equipment availability in 2023 has also allowed us to replenish and strategically grow our rental fleet in geographies where we intend to grow our market share. Additionally, and notably, supply chain issues have not materially impacted our ability to source replacement parts for our service operation, as our OEMs have prioritized the production and delivery of replacement parts to dealers. As our customers focus on the “up-time” of their equipment, we continued to see strong demand for our product support capabilities, skilled technicians' labor and replacement parts in 2023, as evidenced by our increased technician headcount and organic product support revenues year over year.

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

Within our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, CNH, JCB and Kubota, among many others. We also now, through the acquisition of Ecoverse, have exclusive master dealer rights throughout North America for environmental processing equipment with leading OEMs including Doppstadt, Backus and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, the Company entered into a dealer agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in New York, New Jersey, eastern Pennsylvania, New England, Florida and Illinois markets.

Business Segments

For detailed description of our business segments, refer to Note 18, Segments.

Financial Statement Overview

Our revenues are primarily derived from sale or rental of equipment and product support (e.g., parts and service) related activities, and consist of:

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

Used equipment sales. We sell used equipment which is typically equipment that has been taken in on trade from a customer that is purchasing new equipment, equipment coming off a third-party lease arrangement where we purchase the equipment from the finance company, or used equipment that is sourced for our customers in the open market by our used equipment specialists. Used equipment sales in our territories, like new equipment sales, generate parts and service business for the Company.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $580.7 million as of September 30, 2023. The original acquisition cost of our rental fleet excludes the $9.5 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental equipment sales. We also sell rental equipment from our rental fleet. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and service revenues for us.

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

Service revenues. Cost of service revenues primarily represents the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment. Training, paid time off, and other non-billable costs of maintaining our expert technicians flow through this department in addition to the direct customer-billable labor.

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

Operating expenses. These costs are comprised of three main components: personnel, operational and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation and employee benefits, such as medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, IT, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes and building insurance.

Other expense, net. This section of the Condensed Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is mostly driven by our OEM floorplan financing arrangements, a working capital line of credit, our second lien secured notes and our finance lease arrangements.

Results of Operations

The three and nine months ended September 30, 2023 and 2022

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$253.6	$210.1	$43.5	20.7%	$727.8	$579.0	$148.8	25.7%
Parts sales	69.5	61.8	7.7	12.5%	209.2	173.5	35.7	20.6%
Service revenues	60.6	54.3	6.3	11.6%	180.5	154.2	26.3	17.1%
Rental revenues	54.0	50.2	3.8	7.6%	147.1	131.5	15.6	11.9%
Rental equipment sales	28.5	28.6	(0.1)	(0.3)%	90.7	105.0	(14.3)	(13.6)%
Total revenues	466.2	405.0	61.2	15.1%	1,355.3	1,143.2	212.1	18.6%
Cost of revenues:
New and used equipment sales	212.0	176.5	35.5	20.1%	601.3	482.6	118.7	24.6%
Parts sales	45.3	40.0	5.3	13.3%	138.2	116.7	21.5	18.4%
Service revenues	26.5	24.3	2.2	9.1%	77.0	66.3	10.7	16.1%
Rental revenues	5.7	5.9	(0.2)	(3.4)%	18.0	16.7	1.3	7.8%
Rental depreciation	29.6	25.9	3.7	14.3%	80.1	69.5	10.6	15.3%
Rental equipment sales	21.0	20.8	0.2	1.0%	66.5	82.6	(16.1)	(19.5)%
Total cost of revenues	340.1	293.4	46.7	15.9%	981.1	834.4	146.7	17.6%
Gross profit	126.1	111.6	14.5	13.0%	374.2	308.8	65.4	21.2%
General and administrative expenses	106.8	94.2	12.6	13.4%	316.0	265.9	50.1	18.8%
Non-rental depreciation and amortization	5.4	3.7	1.7	45.9%	16.0	11.6	4.4	37.9%
Total operating expenses	112.2	97.9	14.3	14.6%	332.0	277.5	54.5	19.6%
Income from operations	13.9	13.7	0.2	1.5%	42.2	31.3	10.9	34.8%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.4)	(0.8)	(1.6)	200.0%	(5.8)	(1.6)	(4.2)	262.5%
Interest expense – other	(12.8)	(7.7)	(5.1)	66.2%	(35.1)	(19.8)	(15.3)	77.3%
Other income	1.4	0.2	1.2	600.0%	2.6	0.9	1.7	188.9%
Total other expense, net	(13.8)	(8.3)	(5.5)	66.3%	(38.3)	(20.5)	(17.8)	86.8%
Income before taxes	0.1	5.4	(5.3)	(98.1)%	3.9	10.8	(6.9)	(63.9)%
Income tax (benefit) provision	(7.3)	0.3	(7.6)	NM	(6.9)	0.8	(7.7)	NM
Net income	7.4	5.1	2.3	45.1%	10.8	10.0	0.8	8.0%
Preferred stock dividends	(0.7)	(0.7)	—	—	(2.2)	(2.2)	—	—
Net income available to common stockholders	$6.7	$4.4	$2.3	52.3%	$8.6	$7.8	$0.8	10.3%

NM - calculated change not meaningful

	Percent of Revenues		Percent of Revenues
Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	54.4%	51.9%	53.7%	50.6%
Parts sales	14.9%	15.2%	15.4%	15.2%
Service revenues	13.0%	13.4%	13.3%	13.5%
Rental revenues	11.6%	12.4%	10.9%	11.5%
Rental equipment sales	6.1%	7.1%	6.7%	9.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	45.5%	43.6%	44.4%	42.2%
Parts sales	9.7%	9.8%	10.2%	10.2%
Service revenues	5.7%	6.0%	5.7%	5.8%
Rental revenues	1.2%	1.5%	1.3%	1.5%
Rental depreciation	6.3%	6.4%	5.9%	6.1%
Rental equipment sales	4.6%	5.1%	4.9%	7.2%
Total cost of revenues	73.0%	72.4%	72.4%	73.0%
Gross profit	27.0%	27.6%	27.6%	27.0%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$466.2	$405.0	$61.2	15.1%	$1,355.3	$1,143.2	$212.1	18.6%
Acquisitions revenues	30.7	7.4			98.7	7.4
Organic revenues:
New and used equipment sales	235.0	207.7	27.3	13.1%	665.4	576.6	88.8	15.4%
Parts sales	64.7	60.0	4.7	7.8%	193.8	171.7	22.1	12.9%
Service revenues	57.5	52.7	4.8	9.1%	171.4	152.6	18.8	12.3%
Rental revenues	50.2	48.5	1.7	3.5%	136.6	129.8	6.8	5.2%
Rental equipment sales	28.1	28.7	(0.6)	(2.1)%	89.4	105.1	(15.7)	(14.9)%
Total organic revenues	$435.5	$397.6	$37.9	9.5%	$1,256.6	$1,135.8	$120.8	10.6%

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

Revenues: Consolidated revenues increased by $61.2 million, or 15.1%, to $466.2 million for the three months ended September 30, 2023 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, the availability of new equipment from OEMs, a favorable business climate for our equipment and services, price increases, and our ability to grow on an organic basis. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, total revenues increased $37.9 million, or 9.5%, to $435.5 million for the three months ended September 30, 2023. Organic new and used equipment sales increased 13.1% over the same period last year as market demand for equipment remains high and the increased availability of new equipment from our suppliers, relative to the same period last year, allowed for throughput of our sales backlogs. Organic parts sales and service revenues increased by 7.8% and 9.1%, respectively, over the same period last year. Similarly, rental revenues exhibited growth on an organic basis of 3.5% period over period as market rental rates in the industry continue to increase in our operating regions. Lastly, rental equipment sales decreased organically by 2.1% from the prior year as we actively retained rental fleet amidst high rental demand, while remaining focused on our field population-based business model and meeting customer demand for used equipment by selling equipment out of our rental fleet.

Consolidated revenues increased by $212.1 million, or 18.6%, to $1,355.3 million for the nine months ended September 30, 2023 as compared to the same period last year. Organic sales growth in the nine months ended September 30, 2023 reached 10.6% compared to the same period last year. Despite headwinds during the year from higher interest rates, inflation and tight labor markets, we have experienced continued demand for our products and services as the fundamentals in many of the markets we serve remain solid. We continue to maintain a strong backlog and, in certain regions, we have taken market share from competitors with our inventory stocking strategies. In the nine months ended September 30, 2023, our customer focus through turbulent market times has led to an organic revenue increase of 15.4% in new and used equipment sales, a 12.6% organic revenue increase in our combined parts and service product support departments and a 5.2% organic increase in rental revenues. Rental equipment sales declined 14.9% for the nine months ended September 30, 2023 as compared to the same period last year due to the growing availability of new equipment throughout the year, combined with our ability to strategically balance the decision to retain fleet to benefit from the elevated rental demand environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.4%	16.0%	0.4%	17.4%	16.6%	0.8%
Parts sales	34.8%	35.3%	(0.5)%	33.9%	32.7%	1.2%
Service revenues	56.3%	55.2%	1.1%	57.3%	57.0%	0.3%
Rental revenues	34.6%	36.7%	(2.1)%	33.3%	34.4%	(1.1)%
Rental equipment sales	26.3%	27.3%	(1.0)%	26.7%	21.3%	5.4%

Consolidated gross profit	27.0%	27.6%	(0.6)%	27.6%	27.0%	0.6%

The consolidated gross profit for the three months ended September 30, 2023 was 27.0%, a 60 basis point decrease from the 27.6% for the same period in 2022. Gross margins on new and used equipment sales increased moderately, on higher volumes, when compared to the same period last year as the pricing environment has become more competitive recently, given increased equipment availability, when compared to previous quarters in 2023. Gross margins on service revenues improved by 110 basis points to 56.3% while parts revenue gross margin declined slightly by 50 basis points, but remained in line with expectations and recent historical trends. Gross margins on rental revenues declined in the three months ended September 30, 2023 when compared to the same period in 2022, a result primarily driven by compression of rental margins in the Material Handling segment due to increased rental depreciation expense associated with the acquisition of Yale Industrial Trucks Inc. ("YIT") in the third quarter of 2022 and the increased size of our rental fleet overall.

The consolidated gross profit for the nine months ended September 30, 2023 was 27.6%, a 60 basis point increase from the 27.0% for the same period in 2022. New and used equipment sales margins increased 80 basis points to 17.4%, consistent overall with prior year but reflective of a favorable pricing environment for new and used equipment, particularly in the first half of 2023, and our focus on providing more customized equipment solutions which yield a higher gross margin versus standard products. The favorable pricing market coupled with our flexible rent-to-sell rental model, which allows us to sell previously depreciated rental fleet, led to a 540 basis point increase in rental equipment sales margin when comparing the year-over-year periods despite lower sales volume in the category. The lower sales volume of rental equipment sales is related to loosening supply chain constraints on new equipment, which led to the large increase in new equipment sales, as previously mentioned. Parts sales margins are improved 120 basis points year to date when compared to the same time last year amid a favorable pricing environment and the high gross margins realized on parts in the Master Distribution segment acquired in the fourth quarter of 2022. We realized a 110 basis point decrease in rental revenues gross margin for the nine months ended September 30, 2023, largely a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense associated thereto. Service gross margins increased by 30 basis points, remaining consistent year over year and in line with expectations.

Operating expenses: Consolidated operating expenses increased by $14.3 million to $112.2 million for the three months ended September 30, 2023 compared to the same period last year, driven primarily by the full period impact from our 2022 acquisitions, costs associated with organic headcount growth, increases in labor and operating input costs, and certain sales-based expenses.

Consolidated operating expenses increased by $54.5 million to $332.0 million for the nine months ended September 30, 2023 compared to the same period last year. The increase is primarily driven by the full period impact from our 2022 acquisitions and incremental expenses to support our organic growth, such as overall headcount growth, incremental technician service vehicles and marketing expenditures. Additionally, the large increase in equipment sales resulted in higher sales commissions. Further, employment costs such as wages and benefits increased due to inflationary labor market factors.

Other expense, net: Consolidated other expense for the three months ended September 30, 2023 was $13.8 million compared to $8.3 million for the same period in 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding relative to the same period in 2022.

Consolidated other expense, net for the nine months ended September 30, 2023 was $38.3 million compared to $20.5 million for the same period in 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding due to recent debt-financed acquisitions and higher inventory and rental fleet levels.

Provision for income taxes: The Company recorded an income tax benefit of $7.3 million and provision of $0.3 million for the three months ended September 30, 2023 and 2022, respectively and $6.9 million benefit and $0.8 million expense for the nine months ended September 30, 2023 and 2022, respectively. The income tax benefit in the current year was due to the full release of the valuation allowance during the third quarter while the prior year expense was primarily due to income that could not be fully offset with net operating losses.

Material Handling Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$89.8	$83.7	$6.1	7.3%	$267.5	$222.7	$44.8	20.1%
Parts sales	24.4	22.3	2.1	9.4%	75.8	61.6	14.2	23.1%
Service revenues	33.2	29.6	3.6	12.2%	99.1	83.2	15.9	19.1%
Rental revenues	19.6	17.7	1.9	10.7%	56.2	44.7	11.5	25.7%
Rental equipment sales	1.6	2.0	(0.4)	(20.0)%	3.9	4.2	(0.3)	(7.1)%
Total revenues	168.6	155.3	13.3	8.6%	502.5	416.4	86.1	20.7%
Cost of revenues:
New and used equipment sales	70.9	67.5	3.4	5.0%	212.8	175.9	36.9	21.0%
Parts sales	15.0	13.7	1.3	9.5%	46.7	38.3	8.4	21.9%
Service revenues	14.5	13.3	1.2	9.0%	42.8	35.8	7.0	19.6%
Rental revenues	2.3	2.0	0.3	15.0%	6.6	4.7	1.9	40.4%
Rental depreciation	6.7	5.4	1.3	24.1%	19.5	13.4	6.1	45.5%
Rental equipment sales	0.7	0.9	(0.2)	(22.2)%	2.2	2.3	(0.1)	(4.3)%
Total cost of revenues	110.1	102.8	7.3	7.1%	330.6	270.4	60.2	22.3%
Gross profit	58.5	52.5	6.0	11.4%	171.9	146.0	25.9	17.7%
General and administrative expenses	54.9	44.1	10.8	24.5%	140.3	122.6	17.7	14.4%
Non-rental depreciation and amortization	1.9	1.8	0.1	5.6%	5.9	5.2	0.7	13.5%
Total operating expenses	56.8	45.9	10.9	23.7%	146.2	127.8	18.4	14.4%
Income from operations	1.7	6.6	(4.9)	(74.2)%	25.7	18.2	7.5	41.2%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.8)	(0.4)	(0.4)	100.0%	(1.9)	(0.8)	(1.1)	137.5%
Interest expense – other	(4.1)	(2.7)	(1.4)	51.9%	(11.3)	(7.2)	(4.1)	56.9%
Other income	8.0	1.1	6.9	627.3%	0.3	3.3	(3.0)	(90.9)%
Total other income (expense), net	3.1	(2.0)	5.1	(255.0)%	(12.9)	(4.7)	(8.2)	174.5%
Income before taxes	$4.8	$4.6	$0.2	4.3%	$12.8	$13.5	$(0.7)	(5.2)%

	Percent of Revenues		Percent of Revenues
Material Handling	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	53.3%	53.8%	53.2%	53.5%
Parts sales	14.5%	14.4%	15.1%	14.8%
Service revenues	19.7%	19.1%	19.7%	20.0%
Rental revenues	11.6%	11.4%	11.2%	10.7%
Rental equipment sales	0.9%	1.3%	0.8%	1.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	42.1%	43.5%	42.3%	42.2%
Parts sales	8.9%	8.8%	9.3%	9.2%
Service revenues	8.6%	8.6%	8.6%	8.6%
Rental revenues	1.3%	1.3%	1.3%	1.1%
Rental depreciation	4.0%	3.4%	3.9%	3.2%
Rental equipment sales	0.4%	0.6%	0.4%	0.6%
Total cost of revenues	65.3%	66.2%	65.8%	64.9%
Gross profit	34.7%	33.8%	34.2%	35.1%

	Organic Revenues				Organic Revenues
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$168.6	$155.3	$13.3	8.6%	$502.5	$416.4	$86.1	20.7%
Acquisitions revenues	15.3	8.0			45.9	8.0
Organic revenues:
New and used equipment sales	84.1	81.3	2.8	3.4%	250.1	220.3	29.8	13.5%
Parts sales	21.7	20.6	1.1	5.3%	67.4	59.9	7.5	12.5%
Service revenues	30.2	27.9	2.3	8.2%	90.1	81.5	8.6	10.6%
Rental revenues	16.1	15.9	0.2	1.3%	46.4	42.9	3.5	8.2%
Rental equipment sales	1.2	1.6	(0.4)	(25.0)%	2.6	3.8	(1.2)	(31.6)%
Total organic revenues	$153.3	$147.3	$6.0	4.1%	$456.6	$408.4	$48.2	11.8%

Revenues: Material Handling segment revenues increased by $13.3 million, or 8.6%, to $168.6 million for the three months ended September 30, 2023 as compared to the same period last year. The primary drivers of this period over period increase were the favorable full period impact from the YIT acquisition in the third quarter of 2022, realization of new equipment sales backlog, general price increases and our ability to grow product support and rental revenues on an organic basis. Organic new and used equipment sales increased by $2.8 million, or 3.4%, over the same period last year as market demand for equipment remains stable amidst a favorable pricing environment when compared to the same period ended September 30, 2022. Our equipment sales backlog remains healthy as of September 30, 2023. Organic parts sales and service revenues increased by 5.3% and 8.2%, respectively, over the same period last year amid a favorable pricing environment and higher technician headcount. Similarly, rental revenues exhibited growth on an organic basis of 1.3% period over period primarily related to higher nominal level of fleet on rent in our operating regions. Although a relatively immaterial component of the overall sales mix in the Material Handling segment, rental equipment sales decreased organically by $0.4 million over the prior year as we actively manage our rental fleet size amid periods of high rental demand, while remaining focused on growing our field population for future product support business by selling used equipment out of our rental fleet.

Material Handling segment revenues increased by $86.1 million to $502.5 million for the nine months ended September 30, 2023 as compared to the same period last year. Organically, the segment revenues increased 11.8% year to date over the same period in the prior year based on a favorable demand backdrop, elevated pricing environment and the ability of our OEMs to deliver more new equipment in 2023 versus 2022 allowing for throughput on our equipment sales backlog. Importantly, on an organic basis product support revenues, made up of the combined parts and service departments, increased 11.4% as volumes and pricing showed improvements. Rental revenues increased 8.2%, on an organic basis for the nine months ended September 30, 2023 as compared to the same period last year on higher rental rates and a higher nominal level of fleet on rent, and rental equipment sales decreased 31.6% on low volume due to our strategic decision to retain fleet to benefit from the elevated rental demand environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	21.0%	19.4%	1.6%	20.4%	21.0%	(0.6)%
Parts sales	38.5%	38.6%	(0.1)%	38.4%	37.8%	0.6%
Service revenues	56.3%	55.1%	1.2%	56.8%	57.0%	(0.2)%
Rental revenues	54.1%	58.2%	(4.1)%	53.6%	59.5%	(5.9)%
Rental equipment sales	56.3%	55.0%	1.3%	43.6%	45.2%	(1.6)%

Segment gross profit	34.7%	33.8%	0.9%	34.2%	35.1%	(0.9)%

Material Handling gross profit for the three months ended September 30, 2023 increased 90 basis points to 34.7% compared to the same period in 2022. Although the revenue mix was weighted less heavily toward equipment sales, the improved margins in new, used and rental equipment sales improved the overall segment gross profit margin. New and used equipment sales margins increased 160 basis points from the same periods in 2022 but align with expectations. Parts gross profit margins decreased 10 basis points to 38.5% and service gross profit margins increased 120 basis points, both in line with historic norms and expectations. Gross margins on rental revenues were reduced in the three months ended September 30, 2023 when compared to the same period in 2022, a result driven by increased rental depreciation expense associated with the acquisition of YIT in the third quarter of 2022 and the increased size of our rental fleet.

Material Handling gross profit for the nine months ended September 30, 2023 decreased 90 basis points to 34.2% compared to the same period in 2022. New and used equipment gross margins compressed slightly due to product mix variances, and parts and service gross margins have remained relatively consistent year over year. The 20 basis point service margin decline in the Material Handling segment for the nine months ended September 30, 2023 compared to the prior year same period can be partially attributed to the inclusion of our acquired company, YIT, with average service margins lower than the organic locations existing in both periods. Rental revenues gross margins have declined 590 basis points due to replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense, and increased rental depreciation expense associated with the acquisition of YIT in the third quarter of 2022. Rental equipment sales margins decreased slightly on low volume of sales.

Operating expenses: Material Handling operating expenses increased by $10.9 million to $56.8 million for the three months ended September 30, 2023 as compared to the same period last year, primarily the result of full period impact from YIT acquisition and sales commissions, labor and operating input costs that support organic revenue growth and changes in intercompany allocation of shared service expenses with offsetting impact in Other income.

Material Handling operating expenses increased by $18.4 million to $146.2 million for the nine months ended September 30, 2023 as compared to the same period last year, mainly due to the full period impact from the YIT acquisition. Sales-related variable costs, such as equipment sales commissions and labor and operating input costs that support organic revenue growth, as described previously, and changes in intercompany allocation of shared service expenses also impacting the year-over-year variance.

Other income (expense), net: Material Handling other income (expense), net increased by $5.1 million to $3.1 million of income for the three months ended September 30, 2023 as compared to the same period last year, primarily due to the aforementioned change in intercompany allocation of expenses for shared service functions between segments.

Material Handling other expense, net increased by $8.2 million to $12.9 million for the nine months ended September 30, 2023 as compared to the same period last year. The increase is mainly related to the increased interest expense associated with an increase in total borrowings used to support a larger rental fleet, higher inventory levels and debt-financed acquisitions combined with a rise in interest rates on our floating-rate debt and the aforementioned change in intercompany expense allocation for shared service functions.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$150.8	$126.4	$24.4	19.3%	$412.1	$356.3	$55.8	15.7%
Parts sales	42.9	39.5	3.4	8.6%	126.4	111.9	14.5	13.0%
Service revenues	27.3	24.7	2.6	10.5%	81.1	71.0	10.1	14.2%
Rental revenues	34.1	32.5	1.6	4.9%	90.2	86.8	3.4	3.9%
Rental equipment sales	26.9	26.6	0.3	1.1%	86.8	100.8	(14.0)	(13.9)%
Total revenues	282.0	249.7	32.3	12.9%	796.6	726.8	69.8	9.6%
Cost of revenues:
New and used equipment sales	131.5	109.0	22.5	20.6%	353.7	306.7	47.0	15.3%
Parts sales	29.5	26.3	3.2	12.2%	88.5	78.4	10.1	12.9%
Service revenues	12.0	11.0	1.0	9.1%	34.0	30.5	3.5	11.5%
Rental revenues	3.4	3.9	(0.5)	(12.8)%	11.4	12.0	(0.6)	(5.0)%
Rental depreciation	22.5	20.5	2.0	9.8%	59.7	56.1	3.6	6.4%
Rental equipment sales	20.3	19.9	0.4	2.0%	64.3	80.3	(16.0)	(19.9)%
Total cost of revenues	219.2	190.6	28.6	15.0%	611.6	564.0	47.6	8.4%
Gross profit	62.8	59.1	3.7	6.3%	185.0	162.8	22.2	13.6%
General and administrative expenses	57.3	45.9	11.4	24.8%	152.3	132.0	20.3	15.4%
Non-rental depreciation and amortization	2.5	1.9	0.6	31.6%	7.3	6.4	0.9	14.1%
Total operating expenses	59.8	47.8	12.0	25.1%	159.6	138.4	21.2	15.3%
Income from operations	3.0	11.3	(8.3)	(73.5)%	25.4	24.4	1.0	4.1%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.3)	(0.4)	(0.9)	225.0%	(3.3)	(0.8)	(2.5)	312.5%
Interest expense – other	(7.4)	(4.4)	(3.0)	68.2%	(19.9)	(11.3)	(8.6)	76.1%
Other income (expense)	6.5	(0.8)	7.3	(912.5)%	1.5	(2.4)	3.9	(162.5)%
Total other expense, net	(2.2)	(5.6)	3.4	(60.7)%	(21.7)	(14.5)	(7.2)	49.7%
Income before taxes	$0.8	$5.7	$(4.9)	(86.0)%	$3.7	$9.9	$(6.2)	(62.6)%

	Percent of Revenues		Percent of Revenues
Construction Equipment	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
New and used equipment sales	53.5%	50.6%	51.7%	49.0%
Parts sales	15.2%	15.8%	15.9%	15.4%
Service revenues	9.7%	9.9%	10.2%	9.8%
Rental revenues	12.1%	13.0%	11.3%	11.9%
Rental equipment sales	9.5%	10.7%	10.9%	13.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	46.5%	43.7%	44.4%	42.2%
Parts sales	10.5%	10.5%	11.1%	10.8%
Service revenues	4.3%	4.4%	4.3%	4.2%
Rental revenues	1.2%	1.5%	1.4%	1.7%
Rental depreciation and amortization	8.0%	8.2%	7.5%	7.7%
Rental equipment sales	7.2%	8.0%	8.1%	11.0%
Total cost of revenues	77.7%	76.3%	76.8%	77.6%
Gross profit	22.3%	23.7%	23.2%	22.4%

	Organic Revenues				Organic Revenues
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022		2023	2022	2023 versus 2022
Total revenues	$282.0	$249.7	$32.3	12.9%	$796.6	$726.8	$69.8	9.6%
Acquisitions revenues	—	—			—	—
Organic revenues:
New and used equipment sales	150.8	126.4	24.4	19.3%	412.1	356.3	55.8	15.7%
Parts sales	42.9	39.5	3.4	8.6%	126.4	111.9	14.5	13.0%
Service revenues	27.3	24.7	2.6	10.5%	81.1	71.0	10.1	14.2%
Rental revenues	34.1	32.5	1.6	4.9%	90.2	86.8	3.4	3.9%
Rental equipment sales	26.9	26.6	0.3	1.1%	86.8	100.8	(14.0)	(13.9)%
Total organic revenues	$282.0	$249.7	$32.3	12.9%	$796.6	$726.8	$69.8	9.6%

Revenues: Construction Equipment segment revenues increased by $32.3 million to $282.0 million for the three months ended September 30, 2023 as compared to the same period last year. As no acquisitions occurred within the segment over the comparable periods, the entire increase is organic. New and used equipment sales increased 19.3% over the same period last year primarily reflective of inflationary pricing increases and increased supply of equipment from OEMs. Notably, parts and service sales increased 8.6% and 10.5%, respectively, growing at a combined rate of 9.3% when compared to the same period last year, a result of the ability to realize the returns from a growing equipment field population and labor rate increases. Rental revenues have increased 4.9%, primarily on rate increases, when compared to the prior year, and rental equipment sales increased 1.1% as we strategically balance the decision to retain fleet to benefit from the elevated rental rate environment but still accommodate sales into our territories to bolster field population for longer-term returns in our product support departments.

Construction Equipment segment revenues increased by $69.8 million to $796.6 million for the nine months ended September 30, 2023 as compared to the same period last year. Segment revenues increased 9.6% for the nine months ended September 30, 2023 over the same period in the prior year based on a favorable demand backdrop, an elevated pricing environment and our OEMs ability to deliver more new equipment in 2023 versus 2022. New and used equipment sales increased by 15.7% as OEM production shortages in the prior year for new equipment have subsided in the current year, exhibited by the shift in sales mix from rental equipment sales into new equipment sales when comparing the periods. Rental equipment sales decreased for the nine months ended September 30, 2023 due to the aforementioned shift to new equipment sales which allowed for more flexibility in the decision as to whether to strategically sell equipment out of the rental fleet or to retain fleet to benefit from the elevated rental rate environment during the warmer weather rental season. Product support revenues increased 13.4% due to favorable pricing and volumes. Rental revenues increased 3.9% for the nine months ended September 30, 2023 as compared to the same period last year primarily attributable to an increased rental rate environment existing between the comparable periods.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	2023 versus 2022	2023	2022	2023 versus 2022
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.8%	13.8%	(1.0)%	14.2%	13.9%	0.3%
Parts sales	31.2%	33.4%	(2.2)%	30.0%	29.9%	0.1%
Service revenues	56.0%	55.5%	0.5%	58.1%	57.0%	1.1%
Rental revenues	24.0%	24.9%	(0.9)%	21.2%	21.5%	(0.3)%
Rental equipment sales	24.5%	25.2%	(0.7)%	25.9%	20.3%	5.6%

Segment gross profit	22.3%	23.7%	(1.4)%	23.2%	22.4%	0.8%

Construction Equipment gross profit decreased by 140 basis points to 22.3% in the three months ended September 30, 2023 from 23.7% in the same period in 2022. New and used equipment sales margins declined 100 basis points to 12.8% amid a competitive sales backdrop. Notably, nominal gross margin dollars increased when compared to the same period in 2022 on higher equipment sales volumes. Parts sales margins declined 220 basis points but remain in line with recent trends. Service gross profit margins remained consistent and in line with expectations. Gross margin on rental revenues were reduced in the three months ended September 30, 2023 when compared to the same period in 2022, a result primarily driven by increased rental depreciation expense associated with the increased size of our construction rental fleet.

Construction Equipment gross profit increased by 80 basis points to 23.2% in the nine months ended September 30, 2023 from 22.4% in the same period in 2022, with overall margin improvements reflective of the general business climate and demand factors of the industry. Specifically, new and used equipment sales margins increased 30 basis points to 14.2%, primarily related to a strong pricing environment and our ability to provide value-added products to customers, when compared to the same period last year. Notably, with the increased sales volume of new and used equipment coupled with the strong pricing environment, new and used gross profit increased to $58.4 million from $49.6 million in the same period last year. The increased availability of new equipment allowed for a more measured approach on the sale of rental equipment. Despite a lower sales volume of rental equipment, the flexibility afforded by the availability of new equipment in our markets allowed for a more deliberate approach to rental equipment sales which led to a 560 basis point increase in rental equipment sales margin when comparing the year-over-year periods (equating to rental equipment gross profits of $22.5 million compared to $20.5 million from the same period last year). Parts sales margins for the nine months ended September 30, 2023 remained consistent when compared to the same time last year. Service gross margins increased by 110 basis points year over year primarily related to positive trends in road, shop and warranty services when compared to the same period last year. Rental revenues gross margin for the nine months ended September 30, 2023 was consistent with the same period last year.

Operating expenses: Construction Equipment operating expenses increased by $12.0 million to $59.8 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase can be attributed to incremental variable expenses associated with our organic sales growth and customer relation efforts as well as changes in intercompany allocation of shared service expenses with offsetting impact in Other income.

Construction Equipment operating expenses increased by $21.2 million to $159.6 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase is mainly due to inflationary factors, general headcount increases in the segment, rising benefit costs, and incremental expenses associated with our organic growth, such as technician service vehicles as well as changes in allocation of intercompany expenses across segments for shared service functions.

Other expense, net: Construction Equipment other expense decreased by $3.4 million to $2.2 million for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to the aforementioned change in intercompany allocation of expenses for shared service functions between segments.

Construction Equipment other expense, net increased by $7.2 million to $21.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The variance was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to a larger rental fleet and higher inventory levels partially offset by the aforementioned change in shared service function intercompany segment allocations.

Master Distribution Results

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. This business was acquired during the fourth quarter of 2022. As such, all Master Distribution revenue is considered inorganic and the below tables do not include comparable data for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenues:
New and used equipment sales	$15.2	$57.3
Parts sales	2.5	7.9
Service revenues	0.1	0.3
Rental revenues	0.3	0.7
Rental equipment sales	—	—
Total revenues	18.1	66.2
Cost of revenues:
New and used equipment sales	12.0	42.7
Parts sales	1.1	3.8
Service revenues	—	0.2
Rental revenues	—	—
Rental depreciation	0.2	0.5
Rental equipment sales	—	—
Total cost of revenues	13.3	47.2
Gross profit	4.8	19.0
General and administrative expenses	3.3	9.1
Non-rental depreciation and amortization	0.9	2.7
Total operating expenses	4.2	11.8
Income from operations	0.6	7.2
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.2)	(0.5)
Interest expense – other	(0.7)	(2.0)
Other expense	0.6	0.4
Total other expense, net	(0.3)	(2.1)
Income before taxes	$0.3	$5.1

	Percent of Revenues	Percent of Revenues
Master Distribution	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenues:
New and used equipment sales	84.0%	86.6%
Parts sales	13.8%	11.9%
Service revenues	0.5%	0.4%
Rental revenues	1.7%	1.1%
Rental equipment sales	—	—
Total revenues	100.0%	100.0%

Gross profit (GP):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
	GP%	GP%
New and used equipment sales	21.1%	25.5%
Parts sales	56.0%	51.9%
Service revenues	100.0%	33.3%
Rental revenues	33.3%	28.6%
Rental equipment sales	NA	NA

Segment gross profit	26.5%	28.7%

Overall Summary: Master Distribution segment revenues for the quarter were $18.1 million, made up primarily, 84.0%, of new and used equipment sales and secondarily, 13.8%, of parts sales. It should be noted that Master Distribution’s equipment revenue is seasonal and more heavily weighted towards the first half of the fiscal year, and the first quarter in general, as Master Distribution sells to a network of subdealers who tend to stock inventory early in the year ahead of their customers' buying season. Parts revenues do not have the same level of seasonality. Year-to-date segment revenues were $66.2 million, with 86.6% of sales coming in the form of new and used equipment and 11.9% of sales coming from parts.

Gross profit margin on new and used equipment sales and parts sales was 21.1% and 56.0%, respectively, for the quarter. These gross margin levels are in line with our expectations and pre-acquisition history. Year-to-date gross profit margins on new and used equipment sales and parts sales were 25.5% and 51.9%, respectively.

Operating expenses: Master Distribution segment operating expenses were $4.2 million for the three months ended September 30, 2023 and $11.8 million for the nine months ended September 30, 2023. Personnel costs, such as wages and commissions, and sales-related expenses are the primary operating expense of the Master Distribution segment.

Other expense, net: Master Distribution other expense was $0.3 million for the three months ended September 30, 2023 and $2.1 million for the nine months ended September 30, 2023. Other expenses of the Master Distribution segment include interest expense and foreign currency exchange variances.

Liquidity and Capital Resources

The nine months ended September 30, 2023 and 2022 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2023, operating activities resulted in net cash used in operations of $19.4 million. Our reported net income of $10.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and stock-based compensation, provided net cash inflows of $91.5 million. Changes in working capital included $247.4 million of inventory purchased (of which $143.0 million has been transferred into our rental fleet for replenishment and growth purposes), and a $32.7 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $90.7 million due to proceeds from the sale of rental equipment, $97.9 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $6.9 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and by a $12.5 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

For the nine months ended September 30, 2022, operating activities resulted in net cash provided by operations of $18.3 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily the gain on sale of rental fleet, depreciation and amortization, inventory obsolescence and bad debt reserves, and stock-based compensation, generated $78.2 million for the nine months ended September 30, 2022. This was partially offset by $59.9 million of net working capital investments. Changes in working capital included $200.8 million of inventory purchased (of which $101.0 million was transferred into our rental fleet for replenishment and growth purposes), and a $24.8 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $105.1 million due to proceeds from the sale of rental equipment, $37.8 million in net inflows related to manufacturer floor plans and by a $30.5 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities and unfavorably impacted by a $7.7 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the nine months ended September 30, 2023, our cash used in investing activities was $60.6 million. This was mainly due to $61.4 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations as well as acquisition activity partially offset by $0.8 million proceeds from the sale of non-rental property and equipment.

For the nine months ended September 30, 2022, our cash used in investing activities was $85.7 million. This was mainly due to $46.8 million purchases of rental equipment and non-rental property and equipment and $40.4 million use of cash for the YIT acquisition and adjustments to the purchase prices of two of our 2021 acquisitions partially offset by $1.5 million of proceeds from the sale of non-rental assets and equipment contracted under guaranteed purchase obligations .

Cash Flow from Financing Activities. For the nine months ended September 30, 2023, cash provided by financing activities was $78.2 million. The favorable impact was mainly due to $81.5 million of net proceeds under our line of credit, long-term debt, and finance lease obligations, which funded the increase in net working capital and rental fleet as previously noted and net proceeds of $9.8 million related to non-manufacturer floor plans. This was partially offset by payments of $7.9 million for preferred and common stock dividends and $5.2 million related to other financing activities.

For the nine months ended September 30, 2022, cash provided by financing activities was $67.3 million. The favorable impact was mainly due to $57.5 million of net proceeds under our line of credit, primarily related to a draw on the line to fund the YIT acquisition, and net proceeds of $17.5 million related to non-manufacturer floor plans. This was partially offset by $2.5 million payments on finance lease obligations, $4.0 million related to preferred dividend payments and $1.2 million related to other financing activities.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $1.4 million in cash for the period ended September 30, 2023. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 9, Floor Plans and Note 10, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital, including but not limited to new and used equipment inventories, purchases of rental fleet equipment and personal property, payments due under line of credit and floor plans, acquisitions, debt service requirements, and preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended September 30, 2023 was $191.7 million, including $143.0 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $90.7 million for the period ended September 30, 2023 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flow from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for at least the next 12 months and foreseeable future thereafter. As of September 30, 2023, we had $195.2 million of available borrowings under the revolving line of credit and floor plan facilities.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of September 30, 2023 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus an initial margin of 5.00% plus an adjustment of 0.1145% per annum.

At September 30, 2023 and December 31, 2022, we had $305.3 million and $219.5 million, respectively, outstanding borrowings under the ABL Facility. At September 30, 2023 and December 31, 2022, we had $364.8 million and $256.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of September 30, 2023, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt when excluding and including the hedge impact of our interest rate cap would reduce our annual pre-tax earnings by $4.8 million and $2.8 million, respectively. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 9, Floor Plans, and Note 10, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have fixed rate Notes of $315.0 million which are due in 2026. We did not have exposure to changing interest rates as of September 30, 2023 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 10, Long-Term Debt.

Commodity price risk: The market prices of diesel and unleaded fuels are unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we enter into fixed price swap contracts to purchase gasoline and diesel fuel related to forecasted fuel purchases. For the purchases of unleaded and diesel fuel that we expect to purchase at market prices in the next 12 months, each $0.10 per gallon increase in the price of diesel and unleaded fuel, holding other variables constant, would decrease our pre-tax income during this period by approximately $0.2 million when including the fixed price swap contracts.

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of September 30, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023

Refer to Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K for more information on the material weakness identified leading to the conclusion that our internal control over financial reporting was not effective as of December 31, 2022. As of September 30, 2023, the material weakness has not been fully remediated. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting.

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

For the material weakness over the sales process; (i) we continue to develop and deliver training programs to educate personnel concerning the principles and requirements of each control impacting the sales process; (ii) we have made updates within our business system that will assist with remediation efforts; (iii) we have developed and implemented regular monitoring controls to identify and address deviations from policies in a timely manner, (iv) we are performing testing over the monitoring controls to validate they are being performed as intended.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales under the 10b5-1 Plan will continue until all such shares are sold or August 13, 2024, whichever comes first.

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

All sales of Common Stock under the 10b5-1 Plan will be disclosed publicly in accordance with applicable securities laws, rules, and regulations through appropriate filings with the SEC.

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

ALTA EQUIPMENT GROUP INC.

Date: November 8, 2023	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)