Form 10-K
period 2023-12-31
ALTA EQUIPMENT GROUP INC.
filed 2024-03-14
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2023, there were 32,368,112 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2023 was approximately $325.7 million, calculated by using the closing price of the Common Stock on such date on the New York Stock Exchange of $17.33.

As of March 11, 2024, there were 32,805,359 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
•
fluctuations in interest rates;
•
the market price for our equipment;
•
collective bargaining agreements and our relationship with our union-represented employees;
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
•
our ability to maintain our listing on the New York Stock Exchange (“NYSE”);
•
the impact of cyber or other security threats or other disruptions to our businesses;
•
our ability to realize the anticipated benefits of acquisitions or divestitures, rental fleet and other organic investments or internal reorganizations;
•
federal, state and local government budget uncertainty, especially as it relates to infrastructure projects and taxation;
•
currency risks and other risks associated with international operations; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in this annual report on Form 10-K and other filings with the United States ("U.S.") Securities and Exchange Commission (the “SEC”).

The foregoing list of factors is not exclusive and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

References herein to “the Company”, “Alta”, “we”, “our” or “us” mean Alta Equipment Group Inc., and its wholly owned subsidiaries, unless the context requires otherwise.

Item 1. Business.

Overview

We own and operate one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and other material handling equipment, heavy and compact earthmoving equipment, crushing and screening equipment, environmental processing equipment, cranes and aerial work platforms, paving and asphalt equipment, other construction equipment and allied products. We engage in five principal business activities in these equipment categories:

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals and
(v)
rent-to-sell equipment.

Within our territories, we are primarily the exclusive distributor of new equipment and replacement parts on behalf of our Original Equipment Manufacturer (“OEM”) partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, JCB, CNH, McCloskey and Kubota, among many others as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as a nationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, given the Company’s successful history with electrified fork lifts, battery charging and power generation as well as its material handling customer base, where customers typically employ large fleets of commercial over-the-road vehicles in their day-to-day operations, we are pursuing a strategy focused on the distribution and powering of commercial electric vehicles in the over-the-road vehicle segment. While our electromobility (“e-mobility”) business, and the industry in general, is in its early stages of development, we believe that our first-mover advantage and expertise in this emerging market represents an exciting future growth opportunity.

We are committed to providing our customers with a best-in-class equipment dealership experience. Our customers are principally focused on equipment reliability and uptime, and our teams of skilled technicians and commitment to service are key to establishing and maintaining long-term customer relationships, representing a critical competitive advantage. Parts and service are also our most predictable and profitable businesses, with the dealership model structured to drive aftermarket parts and service revenues. Through our new and used equipment sales and our sale of lightly used rental fleet, we populate our exclusive territories with serviceable equipment. As the field population ages, we capitalize on aftermarket parts and service sales through the equipment maintenance cycle.

Products and Services

New equipment sales. We sell new material handling, construction, crushing and screening, and environmental processing equipment and are a leading dealer for nationally recognized OEMs. Our new equipment sales generate customers for our parts sales and service operations, which grow with an expanding equipment field population in our territories. Additionally, we provide warehouse design and build services, automated equipment installation and system integration solutions within our Material Handling segment.

Used equipment sales. We sell used equipment, primarily sourced from equipment trade-ins and the purchase of lease return assets. Used equipment sales, like new equipment sales, generate parts and services business for us.

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

Equipment rentals. We rent material handling and construction equipment to our customers. We view our rental fleet as an important component of our one-stop-shop model, and customers rely on our rental equipment to integrate into their business over the long term when flexing up their fleet capacity for a project or when customer-owned equipment is being serviced. Our rental business also supports our rent-to-sell strategy, in which we sell equipment from our rental fleet to customers who prefer to purchase lightly used equipment. As with new and used equipment sales, the rent-to-sell approach to the market generates parts and service revenues as equipment is sold into our territories.

Industry Background

The industries for material handling, construction, and environmental processing equipment are driven by a broad range of economic factors and trends in certain end markets, including, but not limited to, manufacturing, distribution and logistics activity, e-commerce, food and beverage, medical, general construction, aggregate and mining, infrastructure, biofuel, composting, recycling and waste management. In addition, regional factors have an impact, particularly where equipment dealerships have territorial exclusivity with OEM partners.

OEMs have pushed for consolidation in their dealership networks, and we have been and continue to be one of the few consolidators in our industry. We are one of a very limited number of public equipment dealerships, and we believe our public profile will be a significant advantage when sourcing and competing for acquisition targets. Furthermore, many equipment dealerships are family-owned operations, and retiring management teams have struggled to develop succession plans. We are a recognized consolidator in the material handling and construction equipment industries, and many incumbent dealership owners have approached our management about potential sale transactions as a result. We believe these dynamics will contribute to a consistent acquisition pipeline at attractive valuation levels, over the long run.

Competitive Strengths

We believe the following attributes are important to our ability to compete effectively and achieve our financial objectives:

Integrated Dealership Platform Providing Full Scale Solutions to Customers. Our integrated equipment sales, service, and rental platform provides a one-stop-shop for a highly diverse group of customers, enabling us to profitably grow our revenues over time and providing a competitive advantage over our single channel competitors and traditional equipment rental houses, which may have difficulty expanding due to the infrastructure, training, and relationships necessary to support a growing population of equipment in a designated territory and that typically have limited parts and service offerings. With our over 80 dealership locations, we believe our scale will help us be the leading provider of material handling, construction, and environmental processing equipment and aftermarket parts and service support in each of our territories.

Leading Dealer for Equipment Manufacturers. We are a leading U.S. dealer for many globally recognized material handling, construction, and environmental processing equipment OEMs, including Hyster-Yale, Volvo, JCB, Kubota and Doppstadt. Our primary dealer agreements grant us exclusivity for new equipment, replacement part sales, and diagnostic service software in our territories. The OEM relationships also promote our acquisition strategy, as the OEMs prefer to partner with fewer, larger, financially stable dealerships and view us as a prominent consolidator.

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

Ability to Attract and Retain Skilled Technical Employees. We believe we provide best-in-class parts and service support to our customers, and the ability to attract and retain skilled technicians is critical to aftermarket performance. We have partnered with trade and technical schools in all of our territories and these relationships, along with our recruiting prowess, provide us with a pipeline of skilled employees. To retain employees, we offer attractive benefits, clean facilities with the most advanced diagnostic software, modern tools and OEM parts. Above all, we view our technicians as key contributors to future success, and we accord respect to our skilled technicians.

High-Quality Rental Fleet for Rent-to-Sell and Rent-to-Rent Programs. Equipment rental is complementary to our new and used equipment sales and is an important component of our one-stop-shop model. Rental operations are fully aligned with our dealership strategy, as the rent-to-sell solution provides an additional sales channel through which we are able to populate our territories with equipment and generate high-margin parts and service revenues thereafter. In addition, our existing equipment customers rely on our rental fleet when facing short-term equipment needs and when customer equipment is being serviced.

Experienced Management Team. Our senior management team is led by Chief Executive Officer (“CEO”) Ryan Greenawalt, Chief Financial Officer (“CFO”) Anthony Colucci, Chief Operating Officer (“COO”) Craig Brubaker and Chief Legal Officer and

General Counsel, Jeffrey Hoover, each of whom has substantial experience in the equipment distribution industry. Our senior leadership is well known and highly respected in the industry. Industry relationships provide a meaningful portion of our acquisition pipeline, as dealership owners frequently approach our management team to discuss a sale. Additionally, our senior leadership team is experienced in managing our business throughout the business cycle.

Business Strategy

We employ the following business strategies:

Align with World-Class OEMs by Securing Dealership Agreements for Exclusive Territories. We contractually agree with best-in-class material handling, construction, and environmental processing equipment OEMs to represent them exclusively in designated territories (i.e., a state or province). These exclusive agreements allow us to take a long-term view to a given market place, build a complementary product offering which drives market share with customers and ultimately allows us, and our OEMs, to focus on growing market share within the territory. Importantly, these agreements give us exclusive rights to purchase OEM parts and access to OEM software which allows us to safely and effectively repair our customers equipment.

Grow the Field Population of Equipment in Our Territories and Leverage that Equipment to Grow Parts and Service Revenues. We actively populate our territories with new and used equipment, which generates predictable, high-margin parts and service revenues. We follow this strategy with each of our acquisitions into new territories and with new OEM partnerships, growing the field population of equipment through our new, used, and rent-to-sell sales channels upon market entry. As a result, we expect future benefits from increasing aftermarket parts and service revenues driven by the equipment maintenance cycle.

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

Pursue Strategic Acquisitions. Our management team has successfully completed 16 acquisitions since 2020. We have two primary areas of focus when pursuing acquisitions:

•
Territory In-Fill. Within our existing territories, we pursue acquisitions that may provide for new OEM relationships whose equipment will complement the existing product portfolio in a territory, new customer relationships and pools of skilled technicians. These acquisitions advance the parts and service strategy by simultaneously increasing the field population within the existing territory and expanding the number of skilled technicians to generate predictable, high-margin parts and service revenues.
•
Territorial Expansion. Our geographic footprint has grown through acquisitions, from our original Michigan lift truck territory to a leading equipment dealer with operations in the Midwest, New York, New England, Florida, Nevada, and the Canadian provinces of Ontario and Quebec. In selecting additional territories for acquisition, we prioritize markets with a high density of equipment users.

Pursue Synergistic Verticals. With our existing expertise with commercial equipment dealerships, we pursue strategic opportunities to leverage our knowledge in operating equipment dealerships to grow into other tangential verticals of commercial equipment. As an example, to leverage our prowess in e-mobility and meet the growing demand for commercial electric vehicles within our existing territories, we entered the over-the-road vehicle dealership industry by virtue of our partnership with Nikola and various charging and infrastructure related OEMs. Similarly, with our historic success and customer relationships in equipment distribution for OEMs in exclusive territories, we will pursue growth opportunities in the wholesale equipment distribution sector, where we look to contractually possess master dealer rights to distribute OEM equipment in a significant geographic territory (e.g., North America). Our 2022 acquisition of Ecoverse Industries, LTD ("Ecoverse") represented our entrance into the wholesale equipment master distribution sector.

Customers

Our customer end markets include diversified manufacturing, food and beverage, automotive, municipal/government, education, pharmaceutical and medical, wholesale and retail distribution, construction, agriculture, road building, mining, recycling and waste management among others. Our customers vary from small, single machine owners to large construction contractors and leading multi-national commercial companies. In 2023, no single customer accounted for more than 1% of our total revenues. Our top ten customers combined accounted for approximately 7% of our total revenues in 2023.

Floor Plan Financing

New equipment inventory is primarily financed with OEM floor plan facilities with an initial promotional period that is either subsidized or interest-free. OEMs provide this financing to enable dealers to carry equipment in anticipation of customer orders and to increase market share. In many cases we sell the equipment before the expiration of the promotional interest period. We view floor plan financing on new equipment inventory that is less than a year old as a component of our working capital, and do not consider floor plan financing on new equipment as part of our corporate indebtedness.

Sales and Marketing

We have organized our sales forces to be aligned around specific equipment types, which allows our sales teams to develop expertise in certain end markets which allows them to effectively meet the demands of our diverse customer base. We have commission-based compensation programs for our sales forces.

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

We utilize a customized Enterprise Resource Planning (“ERP”) tool, called e-Emphasys, which includes a sophisticated customer relationship management ("CRM") functionality. e-Emphasys was designed specifically for equipment dealerships. We believe our ERP and its CRM functionality enhances our territory management capabilities by increasing the productivity of our sales teams and tracking equipment service history to advance our customer support goals.

While our specialized, well-trained sales forces strengthen our customer relationships and foster customer loyalty, we also promote our business through marketing and advertising, including industry publications and trade shows, digital marketing, direct mail campaigns, television and radio, and our website at www.altg.com. The information contained on such websites is not a part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual report on Form 10-K or any other public filing made with the SEC. Advertising and marketing costs are expensed as incurred and for the years ended December 31, 2023, 2022 and 2021 were $10.2 million $5.4 million, and $5.5 million respectively.

Suppliers

We purchase a significant amount of equipment and parts from a large number of manufacturers with whom we have distribution agreements. We purchased approximately 47% of our new equipment, rental fleet, and replacement parts from five major OEMs (Hyster-Yale, Kubota, JCB, Doppstadt and Volvo) during the year ended December 31, 2023. Notably, we are the exclusive OEM replacement part distributor in substantially all our territories, allowing us to provide superior aftermarket service support to our customers.

Information Technology ("IT") Systems

Among other metrics, our IT systems track new, used and rental inventory and labor utilization statistics, and detailed operational and financial information. Our integrated services platform enables us to closely monitor our performance and our business. Our point-of-sale system enables us to link all of our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the rental status and maintenance history for each piece of equipment. Our business system is a full suite of highly integrated software solutions intended to manage equipment dealership activities at all essential levels. Real-time data and analytics provide detailed visibility to information across all functional areas, promoting proactive, data-driven decisions. Over 75 points of integration with our OEMs have been implemented which have greatly streamlined activities in the areas of parts inventory management and pricing, warranty claims handling, accounts payable automation, and supporting commercial credit accounts. Additional operational efficiencies are gained through our use of integrated solutions such as electronic document management, service scheduling and technician dispatch, mobile field service, and mobile equipment inspection. Analytics are provided through a data warehouse which is tightly integrated with the business system, providing real-time reports and key performance indicator dashboards that are tailored to meet the specific needs of each department and region. We also have integrations for account reconciliations, consolidations, transaction matching, and task management that support critical accounting processes such as the financial close, account reconciliations, intercompany accounting, compliance and reporting.

Our CRM system provides sales and customer information, available rental fleet and inventory information, a quote system and other organizational tools to assist our sales forces. We maintain an extensive customer database which allows us to monitor the status and maintenance history of our customers’ owned equipment and enables us to more effectively provide parts and services to meet their needs. Our critical business systems are deployed across a hybrid infrastructure, leveraging both on-premise and cloud environments to ensure resilience, scalability and optimal performance.

Product Warranties

Product warranties for new equipment and parts are provided by our OEM partners. The term and scope of these warranties vary greatly by supplier and by product. The OEMs pay us for repairs we perform on equipment under warranty in our territories.

Seasonality

The demand for our construction equipment tends to be lower in the winter months, and equipment rental performance will generally correlate to the levels of current construction activities, so severe winter weather conditions typically have a negative impact on our business in our northern territories. That said, some of the negative impact of severe winters can be mitigated given our exposure to the snow removal market and additional service work related to extreme cold temperatures impact on our customers equipment.

Parts and services activities are less affected by changes in demand caused by seasonality, especially in our material handling segment, and are highly predictable based on historical maintenance and service trends as equipment ages.

Competition

The equipment distribution and service industry is competitive and fragmented, with large numbers of competitors operating on a regional or local scale. Within our territories, our competitors range from multi-location, regional operators to single-location dealers of competing equipment brands. We compete with equipment dealers that sell other brands of equipment we do not represent or that we do not represent in a particular market. We also compete with local and nationwide rental businesses in certain product categories.

Competition among equipment dealers is primarily based on customer service, including repair and maintenance service provided by the dealer, reputation of the OEM and dealer, quality and design of the products, and price. In our experience, reliability and uptime are the key considerations for customers in selecting an equipment dealer, and we believe our focus on parts and service support has helped us win and maintain customer business. While we believe a dealers service capabilities are a primary factor in a customer's purchasing decision, price can be a key point of differentiation in selecting among competing equipment, as our OEM partners often provide pricing flexibility and discounting in order to drive market share in their relative segments of the market.

Within substantially all our territories, we are the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. This exclusivity affords us effectively no competition from others when selling these brands in our territories.

Environmental, Health and Safety Regulations

Environmental

Our facilities and operations are subject to various, comprehensive, and frequently changing federal, state, and local environmental and occupational health and safety laws and regulations in the U.S and Canada. These requirements govern, among other things, the handling, storage, use and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air quality (emissions) and wastewater, as well as the protection of human health and safety. We currently do not anticipate an adverse effect on our business, financial condition or competitive position as a result of our compliance with such requirements. We will continue to take necessary steps to comply with environmental requirements, but we do not expect to incur material capital or other expenditures for environmental controls or compliance.

Health and Safety

The health and safety of our employees is an important focus at Alta. As part of our continuing goal to reduce our recordable injuries, we are committed to regularly reinforcing the importance of our safety programs and encouraging a culture of safe work practices in all our locations. As part of our evaluation of our management employees, we evaluate the safety records of the employees for whom they have management responsibility. We also, in the normal course of business in connection with our OEM partners and other third parties, provide our skilled technician base with regular health and safety training based on the latest industry protocols.

Human Capital

Employees

As of December 31, 2023, we had approximately 3,000 employees. Of these employees, approximately 1,300 are skilled technicians paid on an hourly basis and the remainder are hourly and salaried corporate, sales, operating, and administrative personnel. We have approximately 630 employees covered by collective bargaining agreements. We believe our relations with our employees are good, and we have never experienced a long-term work stoppage. We are committed to fostering a diverse workforce and an inclusive environment and have instituted various initiatives to increase our diversity as it relates to recruiting and training opportunities.

Generally, the total number of employees does not significantly fluctuate throughout the year. However, acquisition activity may increase the number of our employees. Fluctuations in the level of our business activity could require some staffing level adjustments in response to actual or anticipated customer demand.

Talent Development and Employee Training

Our goal is to attract, develop, and retain a talented and high-performing workforce. We are committed to our employees and their development, and we strive to create opportunities for the continual professional development of our employee base. These opportunities include continuing education and specialty training. Our in-house recruiters and partnerships with colleges and trade schools help build relationships and recruit talent from various sources within our territories.

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs for our employees as we believe they are core to an engaged and productive employee base. We believe our compensation programs align both individual and team contributions to promote our culture and drive our performance. Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k) and profit-sharing plan. Eligible employees may contribute a percentage of their salary up to the Internal Revenue Service limit. The Company may contribute a discretionary percentage of the amount deferred by the employee. Total contributions made by the Company to the 401(k) plan amounted to $5.4 million, $4.0 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In April 2022, the Company's Board of Directors adopted the 2022 Employee Stock Purchase Plan (the "ESPP"), which became effective upon approval by the Company's shareholders at the Annual Meeting of Stockholders on June 9, 2022. On June 8, 2023 the Company filed Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. Total contributions made by the Company to the ESPP amounted to $0.2 million for the year ended December 31, 2023.

Legal Proceedings

There is no material litigation, arbitration, or governmental proceeding currently pending against us where the potential liability is not offset by expected insurance proceeds, or any members of our management team in their capacity as such.

Available Information

We electronically file annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, investors.altg.com, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished pursuant to section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.

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
•
the lack of availability of credit for our customers;
•
adverse changes in federal, state, and local government infrastructure spending and taxation;

•
excess fleet in the equipment markets we participate in;
•
our inability to pass along operating cost increases related to inflation to customers;
•
an increase in costs generally, including the cost of inputs for our customers' operations, as a result of inflation or other factors;
•
adverse weather conditions or natural disasters which may affect a particular region;
•
a pandemic or similar national or global health crisis;
•
a labor work stoppage or shortage of skilled technicians;
•
a prolonged shutdown of the U.S. or local government;
•
an increase in interest rates;
•
adverse foreign currency fluctuations;
•
terrorism, war or hostilities involving the U.S. or Canada;
•
failure to execute on strategic plans generally, including those associated with commercial electric vehicle business model;
•
disruptions to global supply chains, specifically our major OEM partner supply chains; or
•
other unforeseen or catastrophic events.

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

The Company’s revenues and operating results may fluctuate, which could result in a decline in the Company’s profitability and make it more difficult for the Company to grow our business.

The Company’s revenues and operating results may vary from quarter to quarter and by season. Periods of decline could result in an overall decline in profitability and make it more difficult for the Company to make payments on our indebtedness and grow the Company’s business. We expect the Company’s quarterly results to fluctuate in the future due to a number of factors, including:

•
general economic conditions in the markets where we operate;
•
the cyclical and seasonal nature of the Company’s customers’ business and our sales and rental patterns, particularly the Company’s construction customers;
•
the weather conditions, specifically in our northern markets;
•
the timeliness of OEM equipment deliveries;
•
changes in the size of the Company’s rental fleet, the rate at which we rent our fleet, and the price at which we sell equipment from our fleet;
•
changes in corporate or government spending for commercial and infrastructure projects;
•
changes in interest rates and related changes in the Company’s interest expense and debt service obligations;
•
changes or fluctuations in skilled technician headcount levels;
•
timing of technician non-billable hours primarily associated with holiday, paid time off and training programs;
•
the effectiveness of integrating acquired businesses and new start-up locations; and
•
timing of acquisitions and new location openings and related costs.

In addition, the Company incurs various costs when integrating newly acquired businesses or opening new start-up locations, and the profitability of a new location is generally expected to be lower in the initial months of operation.

The Company is subject to competition, which may have an adverse effect on the Company’s business by reducing the Company’s ability to increase or maintain revenues or profitability.

The equipment dealership and rental industries are highly competitive and fragmented. Many of the markets in which the Company operates are served by a large number of competitors, ranging from national and multi-regional equipment dealerships and rental companies to small, independent businesses with a limited number of locations. Some of the Company’s competitors have significantly greater financial, marketing, and other resources than the Company does, and may be able to reduce rental rates or sales prices in the market, which could negatively impact our business. The Company may encounter increased competition from existing competitors or new market entrants in the future which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to the ability of our OEMs to deliver cost competitive equipment and parts timely.

To the extent the cost of our OEMs equipment is not competitive versus our competition’s equipment, the Company could suffer lost sales and market share over time. This loss of market share would ultimately reduce our serviceable field population of equipment which yields revenues in our high-margin product support departments. Additionally, to the extent our OEMs replacement parts are not cost competitive versus the competition this could impact the total cost of ownership of a piece of equipment from a customer perspective and ultimately lead to lost sales for the Company.

The Company purchases a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have an adverse effect on the Company’s business.

The Company purchases most of our sales and rental equipment, and aftermarket parts from leading, internationally known OEMs. Approximately 47% of the Company’s equipment sales and aftermarket parts are purchased from five major manufacturers (Hyster-Yale, Kubota, JCB, Doppstadt and Volvo). Although the Company believes we have alternative sources of supply for equipment sales and aftermarket parts we purchase in each of our core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have an adverse effect on the Company’s business, financial condition and results of operations if we were unable to obtain an adequate replacement supplier.

The Company is dependent upon the success and continued viability of our OEM suppliers for which we are distributors.

The success of our business is, to a certain degree, dependent on our OEMs in several key respects. First, we rely on our various OEMs for our new equipment and replacement parts inventory. Our ability to sell new equipment is dependent on an OEM’s ability to design, manufacture, and allocate to our branch locations an attractive, high-quality, and desirable product mix at the right time and at the right price in order to satisfy customer demand. Second, some of the Company's OEMs support their dealers by providing direct floor plan lending for new, used and rental equipment through related-party OEM captive finance companies. To the extent an OEMs commercial business suffers it could have an adverse effect on its related OEM captive finance company, and vice versa. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our technicians perform warranty and service contract work for equipment under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for training, product brochures and point of sale materials, and other items for our operation. Our business, results of operations, and financial condition could be adversely affected as a result of any event that has an adverse effect on our equipment OEMs.

Some of the Company’s suppliers of new equipment and aftermarket parts may appoint additional distributors, sell directly, or unilaterally terminate the Company’s distribution agreements, which could have an adverse effect on the Company’s business due to a reduction of, or inability to increase, the Company’s revenues.

The Company is a distributor of new equipment and parts supplied by leading, nationally recognized suppliers. In certain instances, under the Company’s distribution agreements with these suppliers, manufacturers may generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. In these instances, the suppliers may unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have an adverse effect on the Company’s business, financial condition and results of operations.

The cost of new equipment the Company sells or purchases for use in our rental fleet may increase and, in some cases, the Company may not be able to procure new equipment on a timely basis due to supplier constraints.

The cost of new equipment from manufacturers that the Company sells or purchases for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel which is a primary material used in most of this equipment, or due to increased regulatory requirements, such as those related to taxes, tariffs or emissions. These increases could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers. Similarly, any increase in the cost of parts the Company purchases for resale could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers.

The Company’s rental fleet is subject to market value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors including: the market price for new equipment of a like kind; wear and tear on the equipment relative to its age; worldwide and domestic demands for used equipment; the supply of used equipment on the market; and general economic conditions. Any significant decline in the selling prices for used equipment could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company incurs maintenance and repair costs associated with our rental fleet equipment that could have an adverse effect on our business in the event these costs are greater than anticipated.

As the Company’s fleet of rental equipment ages, the cost of maintaining such equipment generally increases, if not replaced within a certain period of time. Determining the optimal age for the Company’s rental fleet equipment is based on subjective estimates made by the Company’s management team. The Company’s future operating results could be adversely affected because the Company’s maintenance and repair costs on our rental fleet may be higher than anticipated.

Security breaches and other disruptions in the Company’s IT systems, including the Company’s ERP system, could limit the Company’s capacity to effectively monitor and control our operations, compromise ours or our employees', customers’ and suppliers’ confidential information, or otherwise adversely affect the Company’s operating results or business reputation.

The Company’s IT systems, some of which are managed by third parties, facilitate the Company’s ability to monitor and control the Company’s operations and adjust to changing market conditions, including processing, transmitting, storing, managing, and supporting a variety of business processes, activities, and information. Further, as the Company pursues our strategy to grow through acquisitions and pursue new initiatives that require IT solutions, we are expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk, including emerging risks posed by artificial intelligence. Any disruption in any of these systems, including the Company’s customer management system, or the failure of any of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect the Company’s operating results by limiting the Company’s capacity to effectively monitor and control the Company’s operations and adjust to changing market conditions.

The Company collects and stores sensitive data, including proprietary business information and the proprietary business information of the Company’s customers and suppliers, in data centers and on IT networks, including cloud-based networks. The secure operation of these IT networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s IT networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals, breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The growing use and rapid evolution of technology, including mobile devices, has heightened the risk of unintentional data breaches or leaks. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, the Company may need to invest additional resources to protect the security of the Company’s systems or to comply with evolving privacy, data security, cybersecurity, and data protection laws applicable to the Company’s business.

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

The Company is dependent on key personnel. A loss of key personnel could have an adverse effect on the Company’s business which could result in a decline in the Company’s revenues and profitability.

The Company’s success is dependent, in part, on the experience and skills of the Company’s management team. Competition for top management talent within the Company’s industry is generally significant. If the Company is unable to fill and keep filled all of the Company’s senior management positions, or if the Company loses the services of any key member of the Company’s senior management team and is unable to find a suitable replacement in a timely manner, the Company may be challenged to effectively manage our business and execute our strategy.

The Company previously identified one material weakness in our internal controls related to ineffective controls over the sales process. If we fail to maintain an effective system of internal control in the future, losses of investor confidence and an adverse impact on our stock price could result.

As disclosed in Part II, Item 9A, our Annual Report on Form 10-K as of December 31, 2022, management previously identified one material weakness in internal controls. There were ineffective controls over the sales process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts, which in the aggregate constituted a material weakness. Throughout 2023, the Company implemented measures to remediate the ineffective controls then completed the testing of the design and operating effectiveness of the controls. Management has determined the controls are adequately designed and operating effectively and consider this material weakness identified in the prior year to be remediated as of December 31, 2023.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company’s business. If the Company fails to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect the Company’s financial condition or results of operations. There can be no assurance the Company will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act or that the Company’s management and independent registered public accounting firm will conclude the Company’s internal controls are effective.

Labor disputes could disrupt the Company’s ability to serve our customers and/or lead to higher labor costs.

The Company has approximately 630 employees who are covered by a collective bargaining agreement and approximately 2,370 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain departments and/or locations of the Company’s non-union employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages, strikes and/or slowdowns by certain employees of the Company, which could adversely affect the Company’s ability to serve our customers. Further, the inability to reach a feasible agreement could lead to the exit of region, business line or segment which could have an adverse effect on our results of operations. Lastly, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements could have adverse effects on the Company’s labor costs, productivity and business flexibility.

Increases in healthcare, pension and other costs under the Company’s benefit plans could adversely affect our financial condition and results of operations.

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

The Company has various health plans that cover eligible employees, including a self-insured group health plan, workers compensation, and auto coverage which contain certain stop-loss provisions. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims. Our business may be adversely impacted if our insurance proves to be inadequate. In addition, claims associated with risks we have retained through our self-insurance may exceed our recorded liabilities which could negatively impact future earnings. Accrued health insurance for both known claims and an estimated amount of claims incurred but not reported was $3.1 million and $1.8 million, as of December 31, 2023 and 2022, respectively. Also, if there are significant increases in healthcare costs, the premiums paid by the Company could adversely affect the Company's financial condition and results of operations. Health benefit plan expenses, including benefits paid and insurance premiums, totaled approximately $29.9 million, $25.6 million, and $21.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

Risks Related to the Company’s Growth, Acquisitions and Integration

The Company may not be able to identify or complete transactions with attractive acquisition candidates. Future acquisitions may result in significant transaction expenses, and the Company may experience integration and consolidation risks.

An important element of the Company’s growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of additional businesses, in particular companies that complement the Company’s existing business and footprint. The success of this element of the Company’s growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into the Company’s own, including with respect to financial reporting and regulatory matters. The Company cannot assure you we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices or upon advantageous terms and conditions.

The Company may not have sufficient management, financial, and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses the Company acquires could have an adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow. Among other things, these integration risks could include:

•
the loss of key employees;
•
disruption of operations and business;
•
retention or transition of existing customers and vendors;
•
integration of corporate cultures and maintenance of employee morale;
•
inability to maintain and increase competitive presence;
•
customers and revenue losses;
•
inconsistencies in standards, control procedures, and policies;
•
problems with the assimilation of new operations, sites or personnel, which could divert resources from the Company’s regular operations;
•
impairment of goodwill or other acquisition-related intangible assets;
•
integration of financial reporting, treasury, and regulatory reporting functions; and/or
•
potential unknown liabilities.

In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which the Company can successfully acquire or integrate new businesses, which could limit the Company’s revenues and profitability and make it more difficult for the Company to grow.

The Company may not be able to facilitate our growth strategy by identifying and opening start-up locations, which could limit the Company’s revenues and profitability.

An element of the Company’s growth strategy is to selectively identify and implement start-up locations in order to add new customers. The success of this element of the Company’s growth strategy depends, in part, on identifying strategic start-up locations. The Company cannot be sure we will be able to identify attractive start-up locations and opening start-up locations may involve significant costs and limit the Company’s ability to expand our operations.

The Company may not have sufficient management, financial, and other resources to successfully operate new locations. Any significant diversion of management’s attention or any major difficulties encountered in the locations the Company opens in the future could have an adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow.

The Company may not be able to successfully or profitably launch our commercial electric vehicle and hydrogen related businesses.

With our existing expertise in electro-mobility, we have elected to pursue the strategic opportunity to leverage our knowledge to meet the growing demand for commercial electric vehicles and deliver world-class service to commercial electric vehicle customers within our existing territories. Accordingly, the Company has an agreement with Nikola Corporation to become the authorized dealer to sell and service Nikola medium and long-haul class 8 electric vehicle trucks in the New York, New Jersey, eastern Pennsylvania, New England, Florida, Michigan and Illinois markets. This strategic opportunity requires us to devote certain resources to it, including the time and attention of management. Failure to execute on this plan or a failure of the Company, or Nikola, to successfully capitalize on the transition of long-haul trucking to battery electric and fuel cell powered vehicles could cause a diversion of management’s attention and have an adverse effect on the Company’s business, financial condition and results of operations, which could decrease the Company’s profitability and make it more difficult for the Company to grow. In an effort related to accelerating the adoption of zero- emissions commercial electric vehicles and lift trucks, the Company is also in the process of investing in a hydrogen gas production plant, as compressed hydrogen gas powers hydrogen fuel cells for several of our current lift truck customers. Hydrogen gas will also power Nikola’s fuel cell electric vehicle in the future. To the extent we are unable to execute on our plan to produce and sell hydrogen gas to our customers, or the adoption of hydrogen consuming vehicles and lift trucks in the marketplace does not develop, it could have an adverse effect on the Company’s profitability and make it more difficult for the Company to grow.

If we determine our goodwill or other intangible assets have become impaired, we may incur impairment charges which would negatively impact our operating results.

At December 31, 2023, we had $76.7 million of goodwill and $66.3 million of other intangible assets on our Consolidated Balance Sheet. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and other intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends, and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill and long-lived assets impairment testing, see “Evaluation of Goodwill Impairment” and "Evaluation of Long-lived Asset Impairment (excluding goodwill)" in Note 2, Summary of Significant Accounting Policies.

Financial Risks and Risks Related to our Indebtedness and Liquidity

The Company’s substantial indebtedness could adversely affect the Company’s financial condition.

The Company has, and will continue to have, a significant amount of indebtedness outstanding. The Company’s indebtedness may result in important consequences, such as:

•
increasing the Company’s vulnerability to general adverse economic, industry, and competitive conditions;
•
requiring the Company to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;
•
limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which we operate;
•
making it more difficult to refinance or pay our debts as they become due during adverse economic, financial market, or industry conditions;
•
placing the Company at a competitive disadvantage compared to our competitors that have less debt; and
•
limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

The Company expects to use cash flow from operations and borrowings under our credit facilities to meet our current and future financial obligations, including funding our operations, service debt, and capital expenditures. The Company’s business may not generate sufficient cash flow from operations in the future, which could result in the Company being unable to repay indebtedness or to fund other liquidity needs.

The Company may not be able to generate sufficient cash flow to service all of the Company’s indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

The Company’s ability to make scheduled debt payments depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, economic, legislative, regulatory and other factors beyond the Company’s control. The Company cannot make assurances we will maintain a level of cash flows from operating activities sufficient to permit us to pay scheduled payments of principal and interest on the Company’s indebtedness. In the absence of adequate operating performance, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Company may not be able to consummate those dispositions, and any proceeds we do receive from a disposition may not be adequate to meet any debt service obligations then due.

If the Company’s cash flows and capital resources are insufficient to fund our debt service obligations, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets or operations, seek additional capital or restructure or refinance all or a portion of our indebtedness. The Company cannot make any assurances we will be able to accomplish any of these alternatives on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, as well as any future debt agreements, contain or may contain restrictive covenants, which may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

The agreements governing credit facilities may restrict the Company’s business and our ability to engage in certain corporate and financial transactions.

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
•
merge or consolidate; and
•
transfer and sell assets.

Events beyond the Company’s control may also affect our ability to comply with other provisions governing the Company’s credit facilities. The Company’s failure to comply with obligations under the agreements may result in an event of default. A default, if not cured or waived, may permit acceleration of this indebtedness and the Company’s other indebtedness. The Company may not be able to remedy these defaults. If the Company’s indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness and may not have the ability to refinance the accelerated indebtedness on terms favorable to the Company or at all.

The Company’s business could be adversely affected if we are unable to obtain additional capital as required and could result in a decrease in the Company’s revenues and profitability. In addition, the Company’s inability to refinance our indebtedness on favorable terms, or at all, could adversely affect the Company’s liquidity and our ongoing results of operations.

The cash the Company generates from our business, together with cash we may borrow, if credit is available, may not be sufficient to fund the Company’s capital requirements. The Company may require additional financing to obtain capital for, among other purposes, purchasing equipment, completing acquisitions, establishing new locations and to repay or refinance existing indebtedness. Any additional indebtedness the Company incurs will make us more vulnerable to economic downturns and limit the Company’s ability to withstand competitive pressures. Moreover, the Company may not be able to obtain additional capital on acceptable terms, if at all. If we are unable to obtain sufficient additional financing in the future, the Company’s business could be adversely affected.

In addition, prevailing interest rates or other factors at the time of refinancing could increase the Company’s interest expense. A refinancing of the Company’s indebtedness could also require us to comply with more onerous covenants and further restrict the Company’s business operations. The Company’s inability to refinance the Company’s indebtedness or to do so upon attractive terms could materially and adversely affect the Company’s business prospects, results of operations, financial condition and cash flows, and make us vulnerable to adverse industry and general economic conditions.

Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s customers’ ability to access capital and could adversely affect the Company’s access to liquidity needed to fund business operations in the future. Additionally, unfavorable financial market conditions may depress demand for the Company’s products and services and/or make it difficult for the Company’s customers to obtain financing and credit on reasonable terms. Unfavorable financial market conditions also may cause more of the Company’s customers to be unable to meet their payment obligations to the Company, increasing delinquencies and credit losses. If the Company is unable to manage credit risk or customer risk adequately, the Company’s credit losses could increase above historical levels and the Company’s operating results would be adversely affected. The Company’s suppliers may also be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability or their competitiveness in the market overall. All of these events could negatively impact the Company’s business, financial condition, results of operations and cash flows.

Risk Related to Our Series A Preferred Stock and Depositary Shares

The Series A Preferred Stock and the depositary shares rank junior to all our indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the priority claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities (as well as any preferred equity interests held by others) of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts with respect to dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. We may incur additional indebtedness and become more highly leveraged in the future, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to our Series A Preferred Stock if we incur additional indebtedness. In addition, our existing credit arrangements include events of default which could result in acceleration of such indebtedness upon the occurrence of certain events, including failure to meet certain financial covenants.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may be impaired by a number of factors, including the other risks identified herein. Also, our payment of dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our businesses may not generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to fund our liquidity needs and pay dividends on the Series A Preferred Stock.

Our depositary shares representing interests in the Series A Preferred Stock have extremely limited voting rights.

The voting rights of holders of our depositary shares are limited. Our common stock is the only class of our securities that carries full voting rights. Voting rights for holders of depositary shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of our preferred stock, or depositary shares representing interests in our preferred stock, or additional series of preferred stock we may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to our Board of Directors in the event six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of our preferred stock as a single class) that adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock (and other series of preferred stock, as applicable) or create additional classes or series of our stock that are senior to the Series A Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances included in the certificate of designations for the Series A Preferred Stock and the agreement creating the depositary shares, holders of depositary shares will not have any voting rights.

Legal and Regulatory Risks Related to the Company’s Operations

The Company is exposed to various risks related to legal proceedings or claims that could adversely affect the Company’s operating results. The nature of the Company’s business exposes us to various liability claims, which may exceed the level of the Company’s insurance coverage resulting in the Company not being fully protected.

The Company is a party to lawsuits in the normal course of business. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against the Company, or legal actions that the Company may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect the Company’s business, results of operations and financial condition, and the Company could incur substantial monetary liability and/or be required to change our business practices.

The Company’s business exposes us to claims for personal injury, death or property damage resulting from the use of the equipment we rent or sell and from injuries caused in motor vehicle accidents in which the Company’s delivery and service personnel are involved and other employee related matters. Additionally, the Company could be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which the Company operates.

The Company carries comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims made during the respective policy periods. However, the Company may be exposed to multiple claims, and, as a result, could incur significant out-of-pocket costs before reaching the deductible amount which could adversely affect the Company’s financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance the Company carries as well as the Company’s historical experience and experience in the Company’s industry. Although the Company has not experienced any material losses that were not covered by insurance, the Company’s existing or future claims may exceed the coverage level of the Company’s insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If the Company is required to pay significantly higher premiums for insurance, is not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by the Company’s insurance, the Company could experience higher costs that could adversely affect the Company’s financial condition and results of operations.

The Company has operations throughout the U.S. and Canada and purchases capital goods from Europe which exposes us to multiple international, federal, state and local regulations. Changes in applicable law, regulations or requirements, or the Company’s material failure to comply with any of them, can increase the Company’s costs and have other negative impacts on the Company’s business.

The Company’s 76 branch locations in the U.S. are located in 15 different states, which exposes us to different federal, state, and local regulations and taxation. The Company also has seven locations throughout Canada and acquires inventory from Europe which exposes us to foreign regulations and taxation as well. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits, taxation, securities law compliance and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company to comply with them, could increase the Company’s costs, affect our reputation, limit our business, consume management’s time and attention or otherwise generally impact our operations and financial results in adverse ways.

The Company could be adversely affected by environmental and safety requirements which could force us to use significant capital resources, increase operational costs and/or may subject us to unanticipated liabilities.

The Company’s operations, like those of other companies engaged in similar businesses, require the handling, use, storage, and disposal of certain regulated materials. As a result, the Company is subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. The Company is subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. The Company has made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations, but the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have an adverse effect on the Company’s business, financial condition and results of operations.

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

In the future, international, federal, state, or local governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters or effect a change in their enforcement of existing laws or regulations, that could affect our operations. There can be no assurance that we, or various environmental regulatory agencies, will not discover previously unknown environmental non-compliance or contamination, for which we could be held liable. It is possible that changes in environmental and worker health and safety laws or liabilities from newly discovered non-compliance or contamination could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Governance

Governance and oversight of cybersecurity risks and strategies form a core component of our risk management framework. Recognizing the critical importance of cybersecurity in protecting our operations and preserving shareholder value, we have established a governance structure that emphasizes proactive risk identification, management, and mitigation across the entirety of our organization.

Central to our governance approach is the active involvement of our Audit Committee, which plays a vital role in overseeing the Company's cybersecurity strategy. Alta's Audit Committee is a subset of our Board of Directors, which maintains oversight of our strategic direction regarding cybersecurity.

Key to the Audit Committee's effectiveness is its regular engagement with our cybersecurity team, as further described below, a practice that provides direct communication and alignment on cybersecurity matters. During these critical meetings, several pivotal areas are reviewed to assess the adequacy and effectiveness of our cybersecurity measures:

•
Incident Response: Evaluation of our readiness and response strategies to cybersecurity incidents, positioning us to quickly and effectively mitigate any potential impacts.
•
Cybersecurity Industry Updates: Review of recent industry developments (i.e., new threats/tactics, industry news) to comply and adapt our strategies accordingly.
•
Acquisition Security Integration: Discussion on the security aspects of recent or upcoming acquisitions, focusing on the integration of their cybersecurity frameworks into our broader security posture.
•
Key Initiatives: Reflection on the major cybersecurity initiatives undertaken in the past year, assessing their outcomes and lessons learned.
•
Goals: Setting forth our cybersecurity objectives for the coming year, aligning them with our overall business strategy and risk management framework.
•
Employee Security Awareness and Training: Results from our regular testing and training of employees is presented and discussed.
•
Penetration Test Results: Analysis of the findings from our regular penetration testing exercises, which help identify vulnerabilities and strengthen our defenses.
•
Questions and Answers: An open forum for the Audit Committee to seek clarifications and provide guidance on cybersecurity matters, fostering a culture of transparency and continuous improvement.

This structured approach to governance and oversight, with a clear emphasis on receiving feedback allows us to align with the entire Alta organization. By prioritizing the identification and management of cybersecurity risks at the highest levels, we aim to safeguard our assets, protect shareholder interests, and maintain the continuity of our business operations in the face of evolving cyber threats.

Management

Our Senior Director of IT and Director of Security and Compliance have primary responsibility for assessing and managing cybersecurity risks. An internal team of cybersecurity experts execute our cybersecurity program while our VP of Information Services provides executive oversight. Combined, our experts bring multiple decades of cybersecurity experience and have earned cybersecurity-related certifications. Our internal team is bolstered by strategic third-party security partners leveraged to provide 24x7 monitoring and response. Third parties routinely assess our security practices providing tactical assistance or strategic guidance through audits and penetration tests. All members of the team routinely discuss emerging security threats and ways to mitigate risk.

Strategy

We utilize an in-depth layered approach to security. This allows us to respond and proactively mitigate cybersecurity risks, underscoring our commitment to the confidentiality, integrity, and availability of our data and systems. The Company has processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. Our strategy includes the deployment of advanced security products and rigorous penetration testing to identify and mitigate vulnerabilities by continuous vulnerability scanning and round-the-clock monitoring by both internal and external teams. This proactive stance is further bolstered by backup and recovery protocols, ensuring data resilience, and enhanced by email security measures and endpoint detection and response systems to thwart malicious activities.

Additionally, our commitment to security best practices is evident in our implementation of privileged access management, security awareness training for all employees, dark web monitoring, and 24x7 threat monitoring.

Our incident response plan is designed to address security incidents promptly and effectively, supported by stringent information security policies and the implementation of a Security Information and Event Manager (SIEM) system for real-time analysis and reporting of security events and incidents. Furthermore, identity management and mobile device management extend our security perimeter, safeguarding against both external and internal threats. As part of our annual security commitment, we undergo annual penetration testing to assess whether our necessary security controls are maintained.

The Company faces risks from cybersecurity threats that could potentially have an adverse effect on our business, financial condition, results of operations, cash flows and/or reputation. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have experienced threats to and breaches of our data and systems. For more information about the cybersecurity risks we face, see the risk factor entitled “Security breaches and other disruptions in the Company’s IT systems, including the Company’s ERP system, could limit the Company’s capacity to effectively monitor and control our operations, compromise ours or our employees', customers’ and suppliers’ confidential information, or otherwise adversely affect the Company’s operating results or business reputation” in Item 1A. Risk Factors.

Item 2. Properties.

As of December 31, 2023, we leased substantially all our facilities used in our operations. These leases are generally with terms ranging from month-to-month at some locations to an expiration date in 2037 and are typically structured to include renewal options at our election. We believe our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations that are in our Material Handling (MH), Construction (CE), Master Distribution (MD), and Corporate and Other (OTH) segments. Some locations contain operations in multiple segments but are listed as separate locations below.

United States
Connecticut (CE 1, MH 1, OTH 1)	Maine (CE 1, MH 1)	Ohio (CE 2, MD 1)
Florida (CE 9, OTH 1)	Michigan (CE 12, MH 10, OTH 1)	Pennsylvania (CE 2)
Illinois (CE 7, MH 4, OTH 1)	New Hampshire (CE 2, MH 1)	Rhode Island (MH 1)
Indiana (CE 1, MH 2)	Nevada (MD 1)	Vermont (MH 1)
Massachusetts (CE 2, MH 5, OTH 1)	New York (CE 3, MH 10, OTH 2)	Virginia (MH 1)

Canada
Ontario (CE 1, MD 1, MH 3)	Quebec (CE 1, MH 1)

Item 3. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings, where the potential liability is not offset by expected insurance proceeds, to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common and Preferred Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “ALTG.” Our preferred stock depositary shares are traded on the NYSE under the symbol “ALTG PRA”.

Holders

As of March 11, 2024, there were 8 active holders of record of our common stock and 1 active holder of record of our depositary shares.

Dividends

During the years ended December 31, 2023 and 2022, we paid quarterly cash dividends totaling $2,500 per share of our Series A Preferred Stock, or $2.50 per depositary share, which was $3.0 million each year.

During the years ended December 31, 2023 and 2022, we declared and paid quarterly cash dividends on common stock and dividend equivalents on stock-based compensation totaling $0.228 and $0.114 per share, respectively, which was $7.6 million and $3.7 million, respectively.

The payment of cash dividends in the future including payment of accrued dividends related to the depositary shares, will be dependent upon our revenues and earnings, expected capital requirements, compliance with our credit agreements and general financial condition. The payment of any cash dividends is within the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We issued 212,400 shares during the year ended December 31, 2022 that were not registered under the Securities Act. These shares were used as consideration in connection with the purchase of Ecoverse.

Securities Repurchases

On July 6, 2022 the Company's Board approved a share repurchase program authorizing Alta to repurchase shares of our common stock for an aggregate purchase price of not more than $12.5 million. The share repurchase program is in accordance with Rule 10b-18 of the Exchange Act. Subject to applicable rules and regulations, the Company may repurchase shares of our common stock from time to time in the open market or by negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on market conditions, cash reserves, cash flow and the balancing of uses of cash for operations, growth, and share repurchase. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. No limit was placed on the duration of the repurchase program. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

No share repurchases have been made under this program and the Company has $12.5 million of remaining authorization as of December 31, 2023.

The ESPP authorizes up to 325,000 shares of common stock to be issued and purchased by employees of the Company through payroll deductions. During 2023, 84,554 shares of common stock were purchased by our employees under the ESPP and will be issued in 2024.

Performance Graph

The following graph compares the cumulative stockholder return of the Company's common stock as of the last trading day of each fiscal year since our initial public offering with that of the Russell 2000 Index and an industry peer group selected by us. The peer group consists of the following companies: MRC Global Inc.; Herc Holdings Inc.; MarineMax, Inc.; Titan Machinery Inc.; NOW Inc.; OneWater Marine Inc.; Trinity Industries, Inc.; Global Industrial Company; Astec Industries, Inc.; DXP Enterprises, Inc.; America’s Car-Mart, Inc.; H&E Equipment Services, Inc.; and McGrath RentCorp.

The performance graph comparison assumes $100 was invested in our common stock, Russell 2000 Index and our peer group on February 14, 2020 and all dividends have been reinvested.

	Ticker	2/14/2020	12/31/2021	12/31/2022	12/31/2023
Alta Equipment Group	ALTG	100.00	141.04	128.19	122.17
Peer Group	Various	100.00	161.79	149.21	163.80
Russell 2000 Index	RUT	100.00	133.05	104.37	120.12

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains “forward-looking statements” reflecting Alta’s current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Market Overview 2023

Demand from the Company’s core markets remained strong and broad-based during 2023, as the economy performed better than anticipated. According to Stifel Research, in 2023 non-residential construction posted strong, widespread growth. Non-residential construction saw the lagging benefit of an economic recovery post-pandemic as well as tailwinds from onshoring, data centers, and fiscal stimulus (Infrastructure Investment and Jobs Act ("IIJA"), Inflation Reduction Act, Creating Helpful Incentives to Produce Semiconductors Act). While non-residential construction spending was strong in 2023, concerns regarding the cycle increased over the course of the year, particularly towards the second half of 2023.

Following a pullback during the pandemic, public construction spending meaningfully accelerated in 2023. This acceleration is unsurprisingly in conjunction with the IIJA as well as healthy growth in federal, state and local tax receipts throughout 2022 and 2023. Additionally, street and highway spending accelerated throughout 2023 and was a big driver for public construction overall. Highway contract awards have seen particular strength in recent months. Much of this strength is attributed to early benefits from the IIJA. Notably, nearly 90% of the $1.2 trillion federal infrastructure package resources are distributed to the states, and span over eight years.

With this as the backdrop, earthmoving equipment saw strong demand over the course of 2023 in the U.S. According to data supplied by ITR Economics, new construction machinery orders came in at a record high $47.4 billion, a 13.2% increase from a year ago. Demand primarily benefited from strong non-residential activity despite a slower single-family housing market. This healthy demand environment drove strong order activity throughout 2023 in our Construction Equipment segment. Supply chain and production trends showed improvement relative to 2022 and backlogs moderated.

As it relates to our Material Handling segment, while orders for new lift trucks declined in 2023 off of record levels of bookings reached in the previous two years, 2023 U.S. factory shipments in Class 1-5 lift trucks reached a record 300,000 units, according to the Industrial Truck Association, with shipments expected to increase again in 2024, as lift truck manufacturers, including our major OEM Hyster-Yale, continue to work through of high levels of sales backlog that originated post-pandemic. Additionally, the forklift industry continued to electrify in 2023, as approximately two-thirds of lift trucks sold in North America last year were delivered with electric power units versus internal combustion. For context, in the year 2000, the electric to internal combustion split was approximately one to one. Lastly, the industry trend toward warehouse-based forklifts versus counterbalance-based forklifts also continued in 2023, a result of macroeconomic trends in e-commerce, logistics and distribution. We believe our material handling experience and expertise, and the Hyster-Yale product lineup are positioned well to take advantage of these two industry trends, electrification and warehousing, in 2024 and beyond.

Business trends providing uncertainty heading into 2024 include global supply chain disruptions, inflationary pressure, geopolitical tensions, industrial production declines, shrinking corporate profits, high borrowing costs and tight lending standards, any of which could cause cautious consumer behavior and result in the pullback of businesses willing to spend on capital projects. Nevertheless, our end markets, which include foundational areas of the U.S. economy, like infrastructure and human sustenance, and the resilience of our business model cause us to be optimistic heading into 2024.

Strategic Acquisitions in 2023 and 2022

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. To that end, we completed four notable acquisitions in 2023 and 2022, that we believe, both immediately and over the long term, will be accretive to our financial performance.

In the fourth quarter of 2023, we acquired Burris Equipment Company ("Burris"), a privately held premier distributor of market leading construction and turf equipment with three locations in Illinois, which adds important infrastructure and talent in the dense metropolitan Chicago market and, Ault Industries Inc. (“Ault”), a privately held Canadian crushing and screening equipment distributor with locations in the provinces of Ontario and Quebec which represents our entrance into Canada for our Construction Equipment segment and adds a new major OEM relationship to our portfolio.

In the third and fourth quarters of 2022, we acquired Yale Industrial Trucks Inc. ("YIT") and Ecoverse, respectively. The YIT acquisition expanded our Material Handling segment internationally into the major metropolitan markets of Toronto and Montreal and built upon our long-standing partnership with Hyster-Yale Group, while the Ecoverse acquisition represented our entrance into the master dealer distribution business as we now have master dealer rights in the U.S. and Canada for several best-in-class environmental processing equipment OEMs.

Equipment Inventory Availability, Rental Fleet Investment and Product Support

Throughout 2021 and 2022, our industry was unfavorably impacted by equipment supply chain constraints leading to shortages across construction and material handling equipment categories and limiting our ability to meet customer demand and potentially increase our market share. Throughout 2023 equipment supply chain constraints subsided, resulting in an increase in our new equipment inventory relative to prior periods; however, these inventory levels reflect a return to stocking levels in line with historical norms for our business. Our ability to take delivery of new equipment from our OEMs throughout 2023 was the primary driver of the $208.7 million increase in new and used equipment sales when compared to the prior year, as the increase in supply of new equipment met a strong end-market demand backdrop. The increase in equipment availability in 2023 also allowed us to replenish and strategically grow our rental fleet. Additionally, and notably, supply chain issues over the past three years did not materially impact our ability to source replacement parts for our service operation, as our OEMs have prioritized the production and delivery of replacement parts to dealers. As our customers focus on the “up-time” of their equipment, we continued to see strong demand for our product support capabilities, skilled technicians' labor and replacement parts in 2023, as evidenced by our increased technician headcount and growing organic product support revenues from 2022.

Business Description and Segments

For detailed description of our business and segments, refer to Part I, Item 1, Business, and Note 17, Segments, respectively.

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

Service revenues. We provide maintenance and repair services for customer-owned equipment and we maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 43% of our employees are skilled service technicians.

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $591.9 million as of December 31, 2023. The original acquisition cost of our rental fleet excludes the $8.9 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental equipment sales. We also sell rental equipment from our rental fleet. In our Construction Equipment segment, our rental equipment sales are primarily related to lightly-used equipment that is in the initial years of its useful life. Selling lightly used construction equipment from our rental fleet allows us to meet customer demand for specific model years of equipment at various price points (versus only offering brand new equipment to the market). Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and service revenues for us.

Principal Costs and Expenses

Our cost of revenues are primarily related to the costs associated with the sale or rental of equipment and product support activities, which includes direct labor costs for our skilled technicians. Our operating expenses consist principally of selling, general and administrative expenses, which primarily include personnel costs associated with our sales and administrative staff and expenses associated with the deployment of our service vehicle fleet and occupancy expenses. In addition, we have interest expense related to our floor plan payables, finance leases, line of credit, and secured second lien notes. These principal costs and expenses are described further below:

New equipment sales. Cost of new equipment sold consists of the total acquisition costs of the new equipment we purchase from third parties.

Used equipment sales. Cost of used equipment sold consists of the net book value, or cost, of used equipment we purchase from third parties or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions.

Parts sales. Cost of parts sales represents the average cost of parts used in the maintenance and repair of customer-owned equipment we service or parts sold directly to customers for their owned equipment (e.g., over-the-counter parts sales).

Services revenues. Cost of service revenues primarily represents the labor costs attributable to services provided for the maintenance and repair of customer-owned equipment. Training, paid time off, and other non-billable costs of maintaining our expert technicians are recorded in this line item in addition to the costs of direct customer-billable labor.

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

Rental equipment sales. Cost of previously rented equipment sold consists of the net book value (e.g., net of accumulated depreciation) of rental equipment sold from our rental fleet.

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

Other expense, net. This section of the Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is driven by our OEM floor plan financing arrangements, a working capital line of credit, our second lien secured notes and our finance lease arrangements.

Results of Operations

Years ended December 31, 2023 and 2022

Consolidated Results

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$1,025.9	$817.2	$208.7	25.5%
Parts sales	278.3	234.8	43.5	18.5%
Service revenues	241.3	206.6	34.7	16.8%
Rental revenues	202.4	180.1	22.3	12.4%
Rental equipment sales	128.9	133.1	(4.2)	(3.2)%
Total revenues	1,876.8	1,571.8	305.0	19.4%
Cost of revenues:
New and used equipment sales	853.6	683.2	170.4	24.9%
Parts sales	183.2	157.4	25.8	16.4%
Service revenues	103.4	90.7	12.7	14.0%
Rental revenues	24.8	22.4	2.4	10.7%
Rental depreciation	110.1	95.5	14.6	15.3%
Rental equipment sales	94.5	103.0	(8.5)	(8.3)%
Total cost of revenues	1,369.6	1,152.2	217.4	18.9%
Gross profit	507.2	419.6	87.6	20.9%
General and administrative expenses	430.3	362.3	68.0	18.8%
Non-rental depreciation and amortization	22.5	16.5	6.0	36.4%
Total operating expenses	452.8	378.8	74.0	19.5%
Income from operations	54.4	40.8	13.6	33.3%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(8.4)	(2.7)	(5.7)	211.1%
Interest expense – other	(48.6)	(29.1)	(19.5)	67.0%
Other income	5.1	1.6	3.5	218.8%
Total other expense, net	(51.9)	(30.2)	(21.7)	71.9%
Income before taxes	2.5	10.6	(8.1)	(76.4)%
Income tax (benefit) provision	(6.4)	1.3	(7.7)	NM
Net income	8.9	9.3	(0.4)	(4.3)%
Preferred stock dividends	(3.0)	(3.0)	—	—
Net income available to common stockholders	$5.9	$6.3	$(0.4)	(6.3)%

NM - calculated change not meaningful

	Percent of Revenues
	Year Ended December 31,
	2023	2022
Revenues:
New and used equipment sales	54.6%	52.0%
Parts sales	14.8%	14.9%
Service revenues	12.9%	13.1%
Rental revenues	10.8%	11.5%
Rental equipment sales	6.9%	8.5%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	45.5%	43.5%
Parts sales	9.8%	10.0%
Service revenues	5.5%	5.8%
Rental revenues	1.3%	1.4%
Rental depreciation	5.9%	6.0%
Rental equipment sales	5.0%	6.6%
Total cost of revenues	73.0%	73.3%
Gross profit	27.0%	26.7%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$1,876.8	$1,571.8	$305.0	19.4%
Acquisitions revenues	139.4	25.0
Organic revenues:
New and used equipment sales	941.0	808.0	133.0	16.5%
Parts sales	255.7	229.0	26.7	11.7%
Service revenues	228.3	202.5	25.8	12.7%
Rental revenues	185.2	175.3	9.9	5.6%
Rental equipment sales	127.2	132.0	(4.8)	(3.6)%
Total organic revenues	$1,737.4	$1,546.8	$190.6	12.3%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used is organic revenues and growth rates associated with organic revenues. We define organic revenues growth as revenue growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

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

Revenues: Consolidated revenues increased by $305.0 million, or 19.4%, to $1,876.8 million for the year ended December 31, 2023 as compared to 2022. The primary drivers of this period over period increase were the favorable full period impact from acquisitions, the availability of new equipment from OEMs, a favorable business climate for our equipment and services, price increases, and our ability to grow on an organic basis. We continue to maintain a strong backlog and, in certain regions, have taken market share from competitors with our inventory stocking strategies. If excluding the effects of acquisitions by observing the consolidated results on an organic basis, total revenues increased $190.6 million, or 12.3% compared to the same period last year. Organic new and used equipment sales increased 16.5% over the same period last year as market demand for equipment remains high and the increased availability of new equipment from our suppliers, relative to the same period last year, allowed for throughput of our sales backlogs. Organic parts sales and service revenues increased by 12.2% on a combined basis as equipment previously sold into field population yields maintenance and repair needs throughout the machinery lifecycle. Rental revenues exhibited a 5.6% organic increase, a result of having a greater nominal volume of fleet on rent and higher rental rates in 2023 when compared to 2022. Rental equipment sales decreased organically by 3.6% for the year ended December 31, 2023 as compared to the same period last year as we strategically balance the decision to retain fleet to meet rental demand but still accommodate sales into our territories to meet demand for used equipment and bolster field population for longer-term returns in our product support departments.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
	GP%	GP%	GP%
New and used equipment sales	16.8%	16.4%	0.4%
Parts sales	34.2%	33.0%	1.2%
Service revenues	57.1%	56.1%	1.0%
Rental revenues	33.3%	34.5%	(1.2)%
Rental equipment sales	26.7%	22.6%	4.1%

Consolidated gross profit	27.0%	26.7%	0.3%

Consolidated gross profit increased by 30 basis point from 26.7% in the year ended December 31, 2022 to 27.0% over the same period in 2023. New and used equipment sales margins increased 40 basis point to 16.8%, consistent overall with prior year but reflective of a favorable pricing environment for new and used equipment, particularly in the first half of 2023, and our focus on providing more customized equipment solutions which yield a higher gross margin versus standard products. The favorable pricing environment coupled with our flexible rent-to-sell model, which allows us to sell previously depreciated rental fleet, led to a 410 basis point increase in rental equipment sales margin when comparing the year-over-year periods despite lower sales volume in the category. Parts sales margins modestly improved year over year primarily related to the high gross margins realized on parts sales in the Master Distribution segment acquired in the fourth quarter of 2022. We realized a 120 basis point decrease in rental revenues gross margin for the year ended December 31, 2023, largely related to replenishing and increasing the size of our rental fleet resulting in higher depreciation expense when compared to last year. Service gross margins increased 100 basis points from 2022 to 2023 and are reflective of expected margins within the department. Partially attributing to the increased service gross margins are improved fleet and warranty reimbursement margins from our various OEM and secondary warranty partnerships, a result of enhanced operating procedures in our service departments.

Operating expenses: Consolidated operating expenses increased by 19.5% to $452.8 million for the year ended December 31, 2023 compared to the same period last year, primarily driven by the full period and incremental impact from our 2022 and 2023 acquisitions, respectively, and additional expenses to support our organic growth, such as labor costs supporting an overall headcount increase, sales-related marketing expenditures, and service vehicle costs associated with a growing skilled technician base. Additionally, the large increase in equipment sales resulted in higher sales commission expense. Further, inflationary labor market factors drove increases in employment costs, such as wages and benefits, beyond incremental headcount additions.

Other expense, net: Consolidated other expense, net for the year ended December 31, 2023 was $51.9 million compared to $30.2 million for the year ended December 31, 2022. The increase is primarily due to an increase in interest expense due to higher interest rates and more debt outstanding due to recent debt-financed acquisitions and carrying costs associated with a higher level of inventory and rental fleet.

Provision (benefit) for income taxes: The Company recorded an income tax benefit of $6.4 million and provision of $1.3 million for the years ended December 31, 2023 and 2022, respectively. The income tax benefit in the current year was due to the full release of the valuation allowance during the third quarter while the prior year expense was primarily due to income that could not be fully offset with net operating losses.

Material Handling Results

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$367.6	$305.2	$62.4	20.4%
Parts sales	99.5	84.4	15.1	17.9%
Service revenues	132.8	112.1	20.7	18.5%
Rental revenues	76.4	63.5	12.9	20.3%
Rental equipment sales	5.2	5.5	(0.3)	(5.5)%
Total revenues	681.5	570.7	110.8	19.4%
Cost of revenues:
New and used equipment sales	294.3	242.9	51.4	21.2%
Parts sales	61.8	52.8	9.0	17.0%
Service revenues	57.3	49.5	7.8	15.8%
Rental revenues	9.7	6.1	3.6	59.0%
Rental depreciation	26.8	19.6	7.2	36.7%
Rental equipment sales	3.4	3.3	0.1	3.0%
Total cost of revenues	453.3	374.2	79.1	21.1%
Gross profit	228.2	196.5	31.7	16.1%
General and administrative expenses	187.8	164.9	22.9	13.9%
Non-rental depreciation and amortization	8.1	7.2	0.9	12.5%
Total operating expenses	195.9	172.1	23.8	13.8%
Income from operations	32.3	24.4	7.9	32.4%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.7)	(1.2)	(1.5)	125.0%
Interest expense – other	(15.4)	(10.5)	(4.9)	46.7%
Other income	0.5	4.4	(3.9)	(88.6)%
Total other expense, net	(17.6)	(7.3)	(10.3)	141.1%
Income before taxes	$14.7	$17.1	$(2.4)	(14.0)%

	Percent of Revenues
	Year Ended December 31,
	2023	2022
Revenues:
New and used equipment sales	53.9%	53.5%
Parts sales	14.6%	14.8%
Service revenues	19.5%	19.6%
Rental revenues	11.2%	11.1%
Rental equipment sales	0.8%	1.0%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.2%	42.6%
Parts sales	9.1%	9.3%
Service revenues	8.4%	8.7%
Rental revenues	1.4%	1.1%
Rental depreciation	3.9%	3.3%
Rental equipment sales	0.5%	0.6%
Total cost of revenues	66.5%	65.6%
Gross profit	33.5%	34.4%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$681.5	$570.7	$110.8	19.4%
Acquisitions revenues	61.1	19.7
Organic revenues:
New and used equipment sales	344.9	299.8	45.1	15.0%
Parts sales	88.3	80.0	8.3	10.4%
Service revenues	120.8	108.1	12.7	11.7%
Rental revenues	63.0	58.7	4.3	7.3%
Rental equipment sales	3.4	4.4	(1.0)	(22.7)%
Total organic revenues	$620.4	$551.0	$69.4	12.6%

Revenues: Material Handling segment revenues increased by $110.8 million to $681.5 million for the year ended December 31, 2023 as compared to the same period last year. Organically, the segment revenues increased 12.6% for the year ended December 31, 2023 based on a favorable demand backdrop, elevated pricing environment and the ability of our OEMs to deliver more new equipment in 2023 versus 2022 allowing for throughput on our equipment sales backlog. Importantly, on an organic basis product support revenues increased 11.2%, as technician headcount and pricing showed improvements year-over-year. Rental revenues increased 7.3%, on an organic basis, for the year ended December 31, 2023 as compared to the same period last year on higher rental rates and a higher nominal level of fleet on rent. Rental equipment sales decreased nominally by $1.0 million on low sales volume. Generally, the decision to sell Material Handling rental equipment stems from the replacement of long-aged units that exhibit performance declines, and therefore a higher maintenance cost, or in situations where it is determined excess fleet in certain product categories exists for the markets served. Material Handling rental equipment tends to remain in fleet for the majority of its useful life and is not typically deployed in a rent-to-sell model like our Construction Equipment segment, therefore resulting in less sales volume comparatively.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
	GP%	GP%	GP%
New and used equipment sales	19.9%	20.4%	(0.5)%
Parts sales	37.9%	37.4%	0.5%
Service revenues	56.9%	55.8%	1.1%
Rental revenues	52.2%	59.5%	(7.3)%
Rental equipment sales	34.6%	40.0%	(5.4)%

Segment gross profit	33.5%	34.4%	(0.9)%

Material Handling gross profit for the year ended December 31, 2023 decreased 90 basis points to 33.5% compared to the same period in 2022, remaining relatively consistent overall. While new and used equipment gross margins have remained relatively consistent year over year, we have gained 50 basis point in parts gross margin during 2023 when compared to the same period last year primarily related to the full period impact of the YIT acquisition, which has a favorable parts gross margin when compared to our Material Handling segment overall. The 110 basis point service margin increase for the year ended December 31, 2023 can be attributed to improved margins on customer service work, as well as improvements in fleet and warranty recovery levels with our OEMs. Rental revenues gross margins have declined 730 basis points due to replenishing and increasing the size of our rental fleet and the related incremental depreciation expense, and increased rental depreciation expense associated with the acquisition of YIT in the third quarter of 2022. Rental equipment sales margins decreased on low sales volumes.

Operating expenses: Operating expenses increased by $23.8 million to $195.9 million for the year ended December 31, 2023 as compared to the same period last year, mainly due to the full period impact from the YIT acquisition and sales-related variable costs, such as equipment sales commissions, labor and operating input costs that support organic revenue growth, as described previously. Changes in intercompany allocation of shared service expenses also contributes to the year-over-year variance.

Other (expense) income, net: Other expenses increased by $10.3 million to $17.6 million for the year ended December 31, 2023 as compared to the same period last year. The increase is mainly resulting from higher interest expense associated with an increase in total borrowings used to support a larger rental fleet, higher inventory levels, and debt-financed acquisitions combined with a rise in interest rates on our floating-rate debt and the aforementioned change in intercompany expense allocation for shared service functions.

Construction Equipment Results

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$597.9	$508.2	$89.7	17.7%
Parts sales	170.1	149.0	21.1	14.2%
Service revenues	108.2	94.4	13.8	14.6%
Rental revenues	124.8	116.6	8.2	7.0%
Rental equipment sales	123.7	127.6	(3.9)	(3.1)%
Total revenues	1,124.7	995.8	128.9	12.9%
Cost of revenues:
New and used equipment sales	515.5	436.7	78.8	18.0%
Parts sales	117.5	103.7	13.8	13.3%
Service revenues	45.9	41.2	4.7	11.4%
Rental revenues	15.1	16.3	(1.2)	(7.4)%
Rental depreciation	81.8	75.9	5.9	7.8%
Rental equipment sales	91.1	99.7	(8.6)	(8.6)%
Total cost of revenues	866.9	773.5	93.4	12.1%
Gross profit	257.8	222.3	35.5	16.0%
General and administrative expenses	211.6	178.8	32.8	18.3%
Non-rental depreciation and amortization	10.7	8.7	2.0	23.0%
Total operating expenses	222.3	187.5	34.8	18.6%
Income from operations	35.5	34.8	0.7	2.0%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(4.8)	(1.5)	(3.3)	220.0%
Interest expense – other	(28.3)	(16.2)	(12.1)	74.7%
Other income (expense)	4.6	(2.9)	7.5	(258.6)%
Total other expense, net	(28.5)	(20.6)	(7.9)	38.3%
Income before taxes	$7.0	$14.2	$(7.2)	(50.7)%

	Percent of Revenues
	Year Ended December 31,
	2023	2022
Revenues:
New and used equipment sales	53.2%	51.0%
Parts sales	15.1%	15.0%
Service revenues	9.6%	9.5%
Rental revenues	11.1%	11.7%
Rental equipment sales	11.0%	12.8%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	45.9%	44.0%
Parts sales	10.4%	10.4%
Service revenues	4.1%	4.1%
Rental revenues	1.3%	1.6%
Rental depreciation and amortization	7.3%	7.6%
Rental equipment sales	8.1%	10.0%
Total cost of revenues	77.1%	77.7%
Gross profit	22.9%	22.3%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Total revenues	$1,124.7	$995.8	$128.9	12.9%
Acquisitions revenues	11.0	—
Organic revenues:
New and used equipment sales	592.9	508.2	84.7	16.7%
Parts sales	167.4	149.0	18.4	12.3%
Service revenues	107.5	94.4	13.1	13.9%
Rental revenues	122.2	116.6	5.6	4.8%
Rental equipment sales	123.7	127.6	(3.9)	(3.1)%
Total organic revenues	$1,113.7	$995.8	$117.9	11.8%

Revenues: Construction Equipment segment revenues increased by 12.9% to $1,124.7 million for the year ended December 31, 2023 as compared to the same period last year. Organically, the segment revenues increased 11.8% based on strong customer demand, a favorable pricing environment and our OEMs ability to produce and deliver more new equipment in 2023 versus 2022. Organic new and used equipment sales increased by 16.7% as OEM production shortages for new equipment in prior years subsided in 2023, exhibited by the shift in sales mix from rental equipment sales into new equipment sales when comparing the periods. Rental equipment sales decreased for the year ended December 31, 2023 due to the aforementioned shift to new equipment sales. Product support revenues increased 12.9% due to favorable labor rate environment and on increased technician head count. Rental revenues increased 4.8% for the year ended December 31, 2023 as compared to the same period last year primarily attributable to an increased rental rate environment existing between the comparable periods and a greater amount of fleet on rent during 2023.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
	GP%	GP%	GP%
New and used equipment sales	13.8%	14.1%	(0.3)%
Parts sales	30.9%	30.4%	0.5%
Service revenues	57.6%	56.4%	1.2%
Rental revenues	22.4%	20.9%	1.5%
Rental equipment sales	26.4%	21.9%	4.5%

Segment gross profit	22.9%	22.3%	0.6%

Construction Equipment gross profit increased by 60 basis points to 22.9% from 22.3% for the year ended December 31, 2023 as compared to 2022, with overall margin improvements reflective of the general business climate and positive demand factors of the industry. New and used equipment sales margins decreased slightly by 30 basis points to 13.8%, consistent with prior year and in line with margin expectations. To note, despite the relatively flat gross margin, the increased sales volume of new and used equipment, led to new and used gross profit increasing to $82.4 million from $71.5 million in the same period last year. The increased availability of new equipment also allowed for a more measured approach on the sale of rental equipment as indicated by the lower rental equipment sales year over year. Despite the lower sales, a favorable pricing environment in 2023 on lightly-used equipment led to a 450 basis point increase in rental equipment sales margin when comparing the year-over-year periods (equating to rental equipment gross profits of $32.6 million compared to $27.9 million from the same period last year, on lower revenue). Parts sales margins for the year ended December 31, 2023 remained consistent when compared to the same time last year, increasing by 50 basis points. Service gross margins increased by 120 basis points from 2022 primarily related to positive trends in warranty services. Rental revenues gross margin for the year ended December 31, 2023 increased by 150 basis points compared to the same period last year as repair and maintenance costs, freight, and costs of sub-rental activities each exhibited a comparatively lower percentage of rental revenues.

Operating expenses: Construction Equipment operating expenses increased by $34.8 million to $222.3 million for the year ended December 31, 2023 as compared to 2022. The increase is mainly due to inflationary factors, general headcount increases in the segment, rising benefit costs, greater commission expenses on higher sales levels, and incremental expenses associated with our organic growth, such as technician service vehicles, as well as changes in allocation of intercompany expenses across segments for shared service functions.

Other (expense) income, net: Construction Equipment other expense, net increased by $7.9 million to $28.5 million for the year ended December 31, 2023 as compared to the same period in 2022 primarily due to the increase in interest rates on our floating-rate debt, the fourth quarter 2023 acquisition of Ault, and the interest expense related to a larger rental fleet and higher inventory levels partially offset by the aforementioned change in shared service function intercompany segment allocations.

Master Distribution Results

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. This business was acquired during the fourth quarter of 2022. As such, all Master Distribution revenues are considered inorganic.

	Year Ended December 31,		Increase (Decrease)
	2023	2022	2023 versus 2022
Revenues:
New and used equipment sales	$72.5	$5.0	$67.5	NM
Parts sales	9.8	1.6	8.2	NM
Service revenues	0.3	0.1	0.2	NM
Rental revenues	1.2	—	1.2	NM
Rental equipment sales	—	—	—	NM
Total revenues	83.8	6.7	77.1	NM
Cost of revenues:
New and used equipment sales	54.4	4.6	49.8	NM
Parts sales	5.0	1.0	4.0	NM
Service revenues	0.2	—	0.2	NM
Rental revenues	—	—	—	NM
Rental depreciation	0.8	—	0.8	NM
Rental equipment sales	—	—	—	NM
Total cost of revenues	60.4	5.6	54.8	NM
Gross profit	23.4	1.1	22.3	NM
General and administrative expenses	12.3	1.5	10.8	NM
Non-rental depreciation and amortization	3.6	0.6	3.0	NM
Total operating expenses	15.9	2.1	13.8	NM
Income (loss) from operations	7.5	(1.0)	8.5	NM
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.7)	—	(0.7)	NM
Interest expense – other	(2.7)	(0.5)	(2.2)	NM
Other expense	—	—	—	NM
Total other expense, net	(3.4)	(0.5)	(2.9)	NM
Income (loss) before taxes	$4.1	$(1.5)	$5.6	NM
NM - calculated change not meaningful

	Percent of Revenues
	Year Ended December 31,
	2023	2022
Revenues:
New and used equipment sales	86.5%	74.6%
Parts sales	11.7%	23.9%
Service revenues	0.4%	1.5%
Rental revenues	1.4%	—
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	64.9%	68.7%
Parts sales	6.0%	14.9%
Service revenues	0.2%	—
Rental revenues	—	—
Rental depreciation and amortization	1.0%	—
Total cost of revenues	72.1%	83.6%
Gross profit	27.9%	16.4%

Gross profit (GP):

	Year Ended December 31,
	2023	2022
	GP%	GP%
New and used equipment sales	25.0%	8.0%
Parts sales	49.0%	37.5%
Service revenues	33.3%	100.0%
Rental revenues	33.3%	NA

Segment gross profit	27.9%	16.4%

Overall Summary: Master Distribution segment revenues for the year ended December 31, 2023 were $83.8 million, made up primarily of new and used equipment sales and secondarily parts sales, representing 86.5% and 11.7% of total revenues, respectively. The increases year over year are primarily due to the full period impact from the November 2022 acquisition of Ecoverse.

Gross profit margin on new and used equipment sales and parts sales were 25.0% and 49.0%, respectively, for the year ended December 31, 2023. These gross margin levels are in line with our expectations and pre-acquisition history. The change is primarily due to the full year in 2023 compared to only two months of activity in 2022.

Operating expenses: Master Distribution segment operating expenses were $15.9 million for the year ended December 31, 2023. Personnel costs, such as wages and commissions, and sales-related expenses are the primary operating expenses of the Master Distribution segment. The change from 2022 is primarily due to the full period impact of the aforementioned Ecoverse acquisition, which includes amortization of the definite-lived intangible assets recorded in the transaction as well as a non-cash expense related to the fair value measurement of the earn-out liability associated with the acquisition.

Other expense, net: Master Distribution other expense was $3.4 million for the year ended December 31, 2023. Other expenses of the Master Distribution segment include interest expense and foreign currency exchange variances. The change is primarily due to the aforementioned full period impact from the November 2022 acquisition of Ecoverse.

Liquidity and Capital Resources

Years ended December 31, 2023 and 2022 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the year ended December 31, 2023, operating activities resulted in net cash provided by operations of $63.8 million. Our reported net income of $8.9 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, and stock-based compensation, provided net cash inflows of $111.8 million. Changes in working capital included $286.3 million of inventory purchased (of which $180.2 million has been transferred into our rental fleet for replenishment and growth purposes), and a $16.6 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $128.9 million due to proceeds from the sale of rental equipment, $122.5 million in net inflows related to manufacturer floor plans, and a $3.8 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities and unfavorably impacted by a $7.3 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities.

For the year ended December 31, 2022, operating activities resulted in net cash provided by operations of $26.0 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, and stock-based compensation, generated $101.0 million for the twelve months ended December 31, 2022. This was partially offset by $75.0 million of net working capital investments. Changes in working capital included $272.6 million of inventory purchased (of which $122.9 million was transferred into our rental fleet for replenishment and growth purposes), and a $34.7 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $133.1 million due to proceeds from the sale of rental equipment, $77.3 million in net inflows related to manufacturer floor plans and by a $26.7 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities and unfavorably impacted by a $4.8 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the year ended December 31, 2023, our cash used in investing activities was $122.8 million. This was mainly due to $123.3 million purchases of rental equipment, non-rental property and equipment, and equipment contracted under guaranteed purchase obligations, as well as Burris and Ault acquisition activity partially offset by $0.5 million proceeds from the sale of non-rental property and equipment.

For the year ended December 31, 2022, our cash used in investing activities was $162.6 million. This was mainly due to $76.7 million purchases of rental equipment and non-rental property and equipment and $86.7 million use of cash for the YIT and Ecoverse acquisitions and adjustments to the purchase prices of two of our 2021 acquisitions partially offset by $1.2 million of proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the year ended December 31, 2023, cash provided by financing activities was $87.3 million. This cash inflow was mainly due to $91.3 million of net borrowings under our line of credit, which funded the Burris and Ault acquisitions, and the increase in net working capital and rental fleet as previously noted. Additionally, there were net borrowings of $8.7 million related to non-manufacturer floor plans for the year. These cash inflows were partially offset by payments of $10.6 million for preferred and common stock dividends and $2.1 million related to other financing activities.

For the year ended December 31, 2022, cash provided by financing activities was $136.9 million. The favorable impact was mainly due to $114.9 million of net borrowings under our line of credit, primarily related to a draw on the line to fund the YIT and Ecoverse acquisitions, net borrowings of $28.0 million related to non-manufacturer floor plans, and $0.7 million related to other financing activities. These cash inflows were partially offset by $6.7 million related to preferred and common stock dividend payments.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $31.0 million in cash as of December 31, 2023. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital (including new and used equipment inventories), purchases of rental fleet equipment and property and equipment, fund payments due under line of credit and floor plans payable, fund acquisitions, meet debt service requirements and fund the preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, the state of our industry and the markets we serve and our growth prospects. Our gross rental fleet capital expenditures for the period ended December 31, 2023 were approximately $242.4 million, including $180.2 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $128.9 million for the period ended December 31, 2023 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of December 31, 2023, we had $187.8 million of available borrowings under the revolving line of credit and floor plans.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We consider the following items in the consolidated financial statements to require significant estimation or judgment. See Note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Revenue Recognition

Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue Recognition, herein for more information.

Impairment of Goodwill and Long-lived Assets

Refer to Note 2, Summary of Significant Accounting Policies, herein for more information.

Useful Lives of Property and Equipment

We depreciate rental equipment and property and equipment over their estimated useful lives. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues. The principal methods of depreciation used are straight-line basis over the estimated useful lives or percentage of rental revenues based on the unit of activity method. We periodically review the assumptions used in calculating rates of depreciation. We may be required to change these estimates based on changes in our industry or changes in other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. The amount of depreciation expense we record is highly dependent upon the estimated useful lives assigned to each category of equipment and the utilization of equipment where the unit of activity method is applied.

Generally, we assign the following useful lives to the below categories of Property and Equipment:

Estimated Useful Life
Transportation equipment (autos and trucks)	2 – 5 years
Rental fleet	5 - 10 years
Machinery and equipment, excluding rental fleet	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

The useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.

Acquisition Accounting

We have made significant acquisitions in the past and we intend to make additional acquisitions in the future that meet our selection criteria with an objective of increasing our revenues, improving our profitability, diversifying our end market and geographic exposure and strengthening our competitive position. The assets acquired and liabilities assumed (including contingent purchase consideration) are recorded based on their respective fair values at the date of acquisition. Such fair value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to differ materially from original estimates. The significant judgments include the estimation of future cash flows, which are dependent on forecasts; the estimation of a long-term rate of growth; the estimation of the useful life over which cash flows will occur; and the determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party appraisal firms. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As discussed below, we regularly review impairment indicators.

New and used equipment inventories, long-lived assets (primarily rental equipment), goodwill, and other intangible assets generally represent the largest component of our acquisitions. Equipment inventory and rental fleet acquired in the transaction are valued at fair value, which approximates a market participant’s estimated selling price adjusted for (1) costs to sell and (2) a reasonable profit allowance. In addition to long-lived assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable, floor plans payable and other working capital items. Because of their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired entities' balance sheets. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies.

For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), we recognize the acquisition date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity is not remeasured and is recorded within "Additional paid-in capital" on the Consolidated Balance Sheets. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in our Consolidated Statements of Operations.

Pursuant to accounting standard Topic 350 - Intangibles - Goodwill and Other, we record as goodwill the excess of the consideration transferred over the fair values of the identifiable net assets acquired. The intangible assets that we have acquired consist of tradenames, non-compete agreements, supplier relationships, and customer relationships. A tradename has a fair value equal to the present value of the royalty income attributable to it. The royalty income attributable to a tradename represents the hypothetical cost savings that are derived from owning the tradename instead of paying royalties to license the tradename from another owner. The fair value of non-compete agreements is estimated based on an income approach since their values are representative of the current and future revenues and profit erosion protection they provide. Customer and supplier relationships are generally valued based on an excess earnings or income approach with consideration to projected cash flows.

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

As a part of our income tax provision, we must also evaluate the likelihood we will be able to realize our deferred tax assets which is dependent on our ability to generate sufficient taxable income in future years. Our deferred tax calculation requires management to make certain estimates about future operations. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not (a likelihood of greater than 50%) to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. These estimates involve judgment. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Refer to Note 2, Summary of Significant Accounting Policies, and Note 12, Income Taxes, herein for more information.

Allowance for Credit Losses

The Company records trade accounts receivables at invoice amount less allowances for credit losses. These allowances reflect our estimate of the amount of our receivables we will be unable to collect based on historical write-off experience and, as applicable, current economic conditions and reasonable and supportable forecasts that affect collectability. Our estimate could change based on changing circumstances and qualitative factors not able to be fully captured in our loss forecast models, including changes in the economy or in the particular circumstances of individual customers. The aforementioned qualitative factors are subjective and require a degree of management judgment. Generally, the Company does not accrue interest on past due receivables. Certain accounts are turned over to collection agencies, while the Company places liens and pursues a variety of other collection strategies on others. The allowance for credit losses is charged with the write-off when deemed uncollectible by management. Write-offs of such receivables require management approval based on specified dollar thresholds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt, prices of certain commodities and foreign currency exchange rate risks. We employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at our option, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of December 31, 2023 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus an initial margin of 5.00% plus an adjustment of 0.1145% per annum.

At December 31, 2023 and 2022, we had $317.5 million and $219.5 million, respectively, outstanding borrowings under the ABL Facility. At December 31, 2023 and 2022, we had $397.5 million and $256.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of December 31, 2023, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt when excluding and including the hedge impact of our interest rate cap would reduce our annual pre-tax earnings by $5.1 million and $3.2 million, respectively. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Senior Secured Second Lien Notes (the "Notes") of $315.0 million which are due in 2026. We did not have significant exposure to changing interest rates as of December 31, 2023 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

Commodity price risk: The market prices of diesel and unleaded fuels are unpredictable and can fluctuate significantly. Because of the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we enter into fixed price swap contracts to purchase gasoline and diesel fuel related to forecasted fuel purchases. For the purchases of unleaded and diesel fuel that we expect to purchase at market prices in the next 12 months, each $0.10 per gallon increase in the price of diesel and unleaded fuel, holding other variables constant, would not have a material impact on our pre-tax income when including the fixed price swap contracts.

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of December 31, 2023, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alta Equipment Group Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 2 and 3 to the financial statements

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

We identified the Company’s revenue recognition processes for new and used equipment sales, parts sales, service revenues, and rental equipment sales as a critical audit matter as the Company has a significant volume of revenue transactions throughout the year that rely on manual processes to generate accurate data to record revenue when the customer obtains control of the promised good or when services are completed. This required an increased extent of effort to audit these revenue transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for new and used equipment sales, parts sales, service revenues, and rental equipment sales included the following, among others:

•
We obtained an understanding of the nature of the revenue recognition process through inquiry with the Company personnel responsible for revenue recognition, walkthrough of individual transactions, and review of contracts with the customers.
•
We created data visualizations to evaluate trends in the transactional revenue data.
•
For a sample of new and used equipment sales, parts sales, service revenues, and rental equipment sales transactions, we performed detail transaction testing of the accuracy, completeness, and timing of recorded revenue by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the transactions.
•
We developed an independent expectation of new and used equipment sales in the Construction Equipment segment using analytical procedures and considering relevant current and historical information and compared our expectations to the recorded revenue.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 14, 2024

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alta Equipment Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Alta Equipment Group Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ UHY LLP

Sterling Heights, Michigan

March 31, 2022

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash	$31.0	$2.7
Accounts receivable, net of allowances of $12.4 and $13.0 as of December 31, 2023 and 2022, respectively	249.3	232.8
Inventories, net	530.7	399.7
Prepaid expenses and other current assets	27.0	28.1
Total current assets	838.0	663.3

NON-CURRENT ASSETS
Property and equipment, net	464.8	377.8
Operating lease right-of-use assets, net	110.9	113.6
Goodwill	76.7	69.2
Other intangible assets, net	66.3	60.7
Other assets	14.2	6.0
TOTAL ASSETS	$1,570.9	$1,290.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$297.8	$211.5
Floor plan payable – used and rental equipment	99.5	45.3
Current portion of long-term debt	7.7	4.2
Accounts payable	97.0	90.8
Customer deposits	17.4	27.9
Accrued expenses	59.7	55.1
Current operating lease liabilities	15.9	14.8
Current deferred revenue	16.2	14.1
Other current liabilities	23.9	7.5
Total current liabilities	635.1	471.2

NON-CURRENT LIABILITIES
Line of credit, net	315.9	217.5
Long-term debt, net of current portion	312.3	311.2
Finance lease obligations, net of current portion	31.1	15.4
Deferred revenue, net of current portion	4.2	4.9
Guaranteed purchase obligations, net of current portion	2.5	4.7
Long-term operating lease liabilities, net of current portion	99.6	101.9
Deferred tax liability	7.7	6.4
Other liabilities	12.8	17.6
TOTAL LIABILITIES	1,421.2	1,150.8
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value per share, issued and outstanding at both December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,369,820 and 32,194,243 issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	233.8	222.8
Treasury stock at cost, 862,182 shares of common stock held at both December 31, 2023 and 2022	(5.9)	(5.9)
Accumulated deficit	(76.4)	(74.2)
Accumulated other comprehensive loss	(1.8)	(2.9)
TOTAL STOCKHOLDERS’ EQUITY	149.7	139.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,570.9	$1,290.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
New and used equipment sales	$1,025.9	$817.2	$568.8
Parts sales	278.3	234.8	178.5
Service revenues	241.3	206.6	165.5
Rental revenues	202.4	180.1	155.5
Rental equipment sales	128.9	133.1	144.5
Total revenues	1,876.8	1,571.8	1,212.8
Cost of revenues:
New and used equipment sales	853.6	683.2	478.0
Parts sales	183.2	157.4	123.4
Service revenues	103.4	90.7	68.2
Rental revenues	24.8	22.4	20.6
Rental depreciation	110.1	95.5	85.3
Rental equipment sales	94.5	103.0	122.9
Total cost of revenues	1,369.6	1,152.2	898.4
Gross profit	507.2	419.6	314.4
General and administrative expenses	430.3	362.3	285.9
Non-rental depreciation and amortization	22.5	16.5	10.5
Total operating expenses	452.8	378.8	296.4
Income from operations	54.4	40.8	18.0
Other (expense) income:
Interest expense, floor plan payable – new equipment	(8.4)	(2.7)	(1.7)
Interest expense – other	(48.6)	(29.1)	(22.3)
Other income	5.1	1.6	0.7
Loss on extinguishment of debt	—	—	(11.9)
Total other expense, net	(51.9)	(30.2)	(35.2)
Income (loss) before taxes	2.5	10.6	(17.2)
Income tax (benefit) provision	(6.4)	1.3	3.6
Net income (loss)	8.9	9.3	(20.8)
Preferred stock dividends	(3.0)	(3.0)	(2.6)
Net income (loss) available to common stockholders	$5.9	$6.3	$(23.4)
Basic income (loss) per share	$0.18	$0.20	$(0.74)
Diluted income (loss) per share	$0.18	$0.20	$(0.74)
Basic weighted average common shares outstanding	32,447,754	32,099,247	31,706,329
Diluted weighted average common shares outstanding	32,877,507	32,301,663	31,706,329

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$8.9	$9.3	$(20.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.6	(1.5)	—
Change in fair value of derivative, net of tax	(0.5)	(1.4)	—
Total other comprehensive income (loss) (1)	1.1	(2.9)	—
Comprehensive income (loss)	$10.0	$6.4	$(20.8)

(1) There were no material reclassifications from accumulated other comprehensive income (loss) reflected in Total other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. There were no material taxes associated with Total other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share and per share amounts)

	Years Ended December 31, 2023, 2022 and 2021
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	1,200,000	$—	30,018,502	$—	$216.2	$(53.4)	$(5.9)	$—	$156.9
Net loss	—	—	—	—	—	(20.8)	—	—	(20.8)
Dividends on preferred stock, $2.14 per share	—	—	—	—	—	(2.6)	—	—	(2.6)
Stock-based compensation	—	—	65,000	—	1.2	—	—	—	1.2
Warrants exchanged into common stock	—	—	2,279,874	—	—	—	—	—	—
Balance at December 31, 2021	1,200,000	$—	32,363,376	$—	$217.4	$(76.8)	$(5.9)	$—	$134.7
Net income	—	—	—	—	—	9.3	—	—	9.3
Dividends on preferred stock, $2.50 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.114 per share	—	—	—	—	—	(3.7)	—	—	(3.7)
Stock-based compensation	—	—	90,649	—	2.7	—	—	—	2.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.5)	(1.5)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(1.4)	(1.4)
Shares issued for acquisition	—	—	212,400	—	2.7	—	—	—	2.7
Repurchase of common stock (1)	—	—	(472,182)	—	—	—	—	—	—
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	8.9	—	—	8.9
Dividends on preferred stock, $2.50 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.228 per share	—	—	—	—	—	(7.6)	—	—	(7.6)
Impact of adoption of new accounting standard (Note 2)	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	175,577	—	4.3	—	—	—	4.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.6	1.6
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(0.5)	(0.5)
Contingent consideration classified as equity	—	—	—	—	6.3	—	—	—	6.3
Proceeds from stockholder short-swing profits	—	—	—	—	0.4	—	—	—	0.4
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7

(1) Correction of previously disclosed shares repurchased in 2020, not previously reported as a reduction of common stock shares outstanding. Amount is immaterial to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$8.9	$9.3	$(20.8)
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	132.6	112.0	95.8
Amortization of debt discount and debt issuance costs	2.0	1.8	2.0
Imputed interest	1.0	0.3	0.2
Loss (gain) on sale of property and equipment	0.2	(0.2)	(0.1)
Gain on sale of rental equipment	(34.4)	(30.1)	(21.6)
Provision for inventory obsolescence	2.2	1.4	0.9
Provision for losses on accounts receivable	7.2	5.0	4.2
Loss on debt extinguishment	—	—	11.9
Change in fair value of derivative instruments	(0.6)	—	—
Stock-based compensation expense	4.3	2.7	1.2
Gain on bargain purchase of business	(1.5)	—	—
Changes in deferred income taxes	(10.1)	(1.2)	3.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16.6)	(34.7)	(40.7)
Inventories	(286.3)	(272.6)	(154.1)
Proceeds from sale of rental equipment	128.9	133.1	144.5
Prepaid expenses and other assets	0.5	(4.1)	(10.7)
Manufacturers floor plans payable	122.5	77.3	(14.6)
Accounts payable, accrued expenses, customer deposits, and other current liabilities	7.3	26.7	30.2
Leases, deferred revenue, net of current portion and other liabilities	(4.3)	(0.7)	(1.2)
Net cash provided by operating activities	63.8	26.0	30.7
INVESTING ACTIVITIES
Expenditures for rental equipment	(62.2)	(63.9)	(42.3)
Expenditures for property and equipment	(12.4)	(12.8)	(8.1)
Proceeds from sale of property and equipment	0.5	1.2	2.3
Guaranteed purchase obligations expenditures	(3.1)	(0.4)	(1.9)
Expenditures for acquisitions, net of cash acquired	(45.6)	(86.7)	(63.4)
Net cash used in investing activities	(122.8)	(162.6)	(113.4)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	—	—	(1.7)
Extinguishment of long-term debt	—	—	(153.1)
Proceeds from line of credit and long-term borrowings	379.6	413.2	633.2
Principal payments on line of credit, long-term debt, and finance lease obligations	(288.3)	(298.3)	(386.2)
Proceeds from non-manufacturer floor plan payable	188.4	149.9	105.3
Payments on non-manufacturer floor plan payable	(179.7)	(121.9)	(110.1)
Preferred stock dividends paid	(3.0)	(3.0)	(2.6)
Common stock dividends declared and paid	(7.6)	(3.7)	—
Other financing activities	(2.1)	0.7	(1.0)
Net cash provided by financing activities	87.3	136.9	83.8

Effect of exchange rate changes on cash	—	0.1	—
NET CHANGE IN CASH	28.3	0.4	1.1

Cash, Beginning of year	2.7	2.3	1.2
Cash, End of period	$31.0	$2.7	$2.3
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$180.2	$122.9	$165.3
Common stock as consideration for business acquisition	6.3	2.7	—
Contingent and non-contingent consideration for business acquisitions	2.0	12.7	0.9
Supplemental disclosures of cash flow information
Cash paid for interest	$53.6	$28.0	$20.2
Cash paid for income taxes	$5.7	$1.0	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada, and Florida as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Refer to Critical Accounting Policies and Estimates within Item 7 for more information on items in the consolidated financial statements we consider require significant estimation or judgment.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification for equipment and a weighted-average method for parts. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Included in new and used inventory is equipment that is currently on short-term lease to customers. The Company mainly transfers equipment from inventory into rental fleet based on management’s determination of the highest and best use of the equipment. This inventory is carried at the cost of the equipment less any accumulated depreciation.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method, excluding certain categories of our rental equipment, specifically in what we determine to be rent-to-sell equipment categories. The rent-to-sell categories are depreciated on a percentage of rental revenues realized on the asset, or a unit of activity method of depreciation. The Company believes that the unit of activity method on these categories of equipment more appropriately matches depreciation expense to revenues versus a straight-line methodology, as asset utilization can vary month to month especially in our northern geographies where seasonality is a factor. In rent-to-rent product categories, where asset utilization is more stable, like in our Material Handling segment, we use a straight-line depreciation methodology, where estimated useful lives can range from five to ten years. The Company capitalizes expenditures for equipment, leasehold improvements, and rental fleet. Expenditures for repairs, maintenance, and minor renewals are expensed as incurred. Expenditures for betterments and major renewals that significantly extend the useful life of the asset are capitalized in the period incurred.

When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, with any resulting gain or loss being reflected in income from operations.

Intangible Assets

Intangible assets with a finite life consist of customer and supplier relationships, non-compete agreements, tradenames, and internal use software and are carried at cost less accumulated amortization. During the fourth quarter of 2021, the Company shortened the remaining useful lives of some tradename intangible assets resulting in accelerated amortization in the fourth quarter of 2021 and thereafter given our rebranding efforts on certain acquisitions. The estimated useful lives of the finite-lived intangible assets are as follows:

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

We estimate the fair value of our reporting units (which are our reportable segments) using a discounted cash flow methodology under an income approach, corroborated with the results of a market approach which analyzes the enterprise value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., earnings before interest, taxes, depreciation and amortization expenses) of companies engaged in the same or similar line of business that we deem comparable to our business and compare those metrics to those of the Company. We make judgments regarding the comparability of publicly traded companies engaged in similar businesses and base our judgments on factors such as size, growth rates, profitability, business model, and risk. We believe the combination of these valuation approaches yields the most appropriate evidence of fair value.

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

Financial Accounting Standards Board ("FASB") guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative analysis. While the Company does not believe a qualitative assessment would have triggered the required quantitative assessment, the Company bypassed the optional qualitative assessments for each reporting unit and performed quantitative assessments at October 1, 2023, 2022 and 2021. We review goodwill for impairment by comparing the fair value of each of our reporting units' net assets to their respective carrying value. If the carrying value of a reporting unit’s net assets is less than its fair value, we do not recognize an impairment. If the carrying amount of a reporting unit’s net assets is greater than its fair value, we recognize a goodwill impairment for the amount of the excess of the net assets over the fair value, not to exceed the book value of goodwill.

Our annual goodwill impairment testing conducted as of October 1, 2023, 2022 and 2021 indicated that all our reporting units had estimated fair values which exceeded their respective carrying amounts. Based on the results of the tests, there was no goodwill impairment.

Evaluation of Long-lived Asset Impairment (excluding goodwill)

Our long-lived assets principally consist of rental equipment, leases, property and equipment, and other intangible assets excluding goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In reviewing for impairment, we first complete a qualitative assessment at the lowest level of identifiable cash flows for our long-lived assets (excluding goodwill). If there are indicators of impairment from the qualitative assessment, a quantitative analysis is performed where the carrying value of such assets is compared to the undiscounted future pre-tax cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s (or asset group’s) recorded value, an impairment loss may be recognized if the estimated fair value of the asset (or asset group) is less than the respective carrying value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, expected asset utilization levels, our business activity levels or other changing circumstances. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the lowest level of identifiable cash flows to conclude whether indicators of impairment exist associated with our long-lived assets, including our rental and non-rental equipment and right-of-use assets. Based on our most recently completed qualitative assessment in the fourth quarter 2023, there were no indications of impairment associated with our long-lived assets.

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and are subject to refinement when additional information is obtained during the measurement period. As a result, during the purchase price measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We recognize a bargain purchase gain within "Other (expense) income, net", in the Consolidated Statements of Operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests.

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods and/or services. The Company’s revenues accounted for under Topic 606 - Revenues from Contracts with Customers ("Topic 606") generally have the transaction price fixed and clearly stated in the customer contracts. Substantially all the Company’s sales agreements contain performance obligations satisfied at a point in time, rather than over time, when control is transferred to the customer, generally at the time of delivery to, or pick-up by, the customer. The revenues recognized over time are primarily project-based and maintenance contract revenues where revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. For contracts with multiple performance obligations, the Company allocates sales prices to each distinct performance obligation based on the observable selling price and recognizes revenues as each distinct performance obligation is met.

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

Leases

The Company's leases are accounted for under Topic 842 - Leases ("Topic 842").

The Company as Lessee:

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration.

Lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date for leases with terms greater than 12 months and meet our capitalization threshold based upon the present value of the remaining future minimum lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of future lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease. The Company applies the portfolio approach for the IBR on our leases based upon similar lease term and payments. The lease ROU asset also includes lease payments made in advance of lease commencement and excludes lease incentives. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For real estate leases and all equipment leases excluding vehicles, these components are accounted for as a single lease component. For vehicle leases, these components are accounted for separately.

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

A ROU asset is subject to the same impairment guidance as assets categorized as property and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets. The Company reviewed our lease ROU assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2023, 2022 and 2021.

Operating leases are included in "Operating lease right-of-use assets, net", "Current operating lease liabilities" and "Long-term operating lease liabilities, net of current portion" on the Company’s Consolidated Balance Sheets. Finance leases are included in "Property and equipment, net", "Current portion of long-term debt", and "Finance lease obligations, net of current portion" on the Company’s Consolidated Balance Sheets.

See Note 10, Leases, related to the required lease disclosures.

The Company as Lessor:

See Note 3, Revenue Recognition, for more information.

Income Taxes

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

In accordance with Topic 740, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not”. In determining whether a valuation allowance is needed, on a quarterly basis we evaluate historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance. See Note 12, Income Taxes, for more information.

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

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and quoted market prices for similar instruments from third parties. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the caps are based on the period to maturity and an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of all our derivative contracts fall within Level 2 of the fair value hierarchy.

Translation of Foreign Currency

Assets and liabilities of our foreign subsidiaries that have a functional currency other than U.S. dollar are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" ("AOCI") within the Consolidated Balance Sheets.

New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2023

Financial Instruments — Credit Losses

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("Topic 326"). This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, we recognize an allowance for our estimate of expected credit losses over the entire contractual term of our trade receivables from revenue transactions from the date of initial recognition of the financial instrument. Estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts.

The adoption of Topic 326 did not have a material impact on the Company's consolidated financial statements and related disclosures or our existing internal controls as our non-rental accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued guidance to improve the disclosures about a public entity’s reportable segments requiring additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the 2024 Annual Report on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the first quarter of 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company believes all other recently issued accounting pronouncements from the FASB that the Company has not noted above will not have a material impact on its consolidated financial statements or do not apply to us.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842.

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 by revenue type and the applicable accounting standard.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$1,025.9	$1,025.9	$—	$817.2	$817.2	$—	$568.8	$568.8
Parts sales	—	278.3	278.3	—	234.8	234.8	—	178.5	178.5
Service revenues	—	241.3	241.3	—	206.6	206.6	—	165.5	165.5
Rental revenues	202.4	—	202.4	180.1	—	180.1	155.5	—	155.5
Rental equipment sales	—	128.9	128.9	—	133.1	133.1	—	144.5	144.5
Total revenues	$202.4	$1,674.4	$1,876.8	$180.1	$1,391.7	$1,571.8	$155.5	$1,057.3	$1,212.8

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See Note 17, Segments, for further information.

Leases revenues (Topic 842)

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of "Accounts receivable, net" on the Consolidated Balance Sheets. Rental equipment may also be purchased outright (“rental equipment sales”). Rental revenue and revenue attributable to rental equipment sales are recognized in "Rental revenues" and "Rental equipment sales" on the Consolidated Statements of Operations, respectively.

The Company enters into various equipment sale transactions with certain customers, whereby customers purchase equipment from the Company and then lease the equipment to a third party. In some cases, the Company provides a guarantee to repurchase the equipment at the end of the lease term between the customer and third-party lessee at a stated residual amount set forth in the initial sales contract or to pay the customer for the deficiency, if any, between the sale proceeds received for the equipment and the guaranteed minimum resale value. The Company is precluded from recognizing a sale of equipment when we are obligated or reasonably certain to exercise the option to repurchase or guarantee the resale value of the equipment to the customer for contracts determined to be operating leases. For these arrangements, because the Company generally receives the full amount of the consideration at the beginning of the arrangement, the Company initially records deferred revenue for the net proceeds upon the equipment’s initial transfer which excludes the guaranteed residual value, and a separate liability for the guaranteed residual value. This deferred revenue is recognized into rental revenues on a pro-rata basis over the lease contract period up to the first exercise date of the guarantee under Topic 842. At December 31, 2023 and December 31, 2022, the total deferred revenue relating to these equipment sale transactions amounted to $2.0 million and $3.0 million, respectively. The Company also recognized a liability in "Other current liabilities" and "Guaranteed purchase obligations, net of current portion" on the Consolidated Balance Sheets, for its guarantee to repurchase equipment at residual amounts of $4.8 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $27.7 million and $15.6 million for the years ended December 31, 2023 and 2022, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and installation and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $66.9 million, $77.5 million and $55.9 million in project-based revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Parts sales: Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions and for parts associated with periodic maintenance services at the time such services are completed. For parts that are shipped to a customer, the Company has elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment, which is when the customer obtains control.

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $24.0 million, $21.4 million and $18.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the OEM or third-party warranty provider.

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

Receivables and contract assets and liabilities

With respect to our receivables, we believe the concentration of credit risk is limited because our customer base is comprised of a large number of geographically diverse customers.

The Company has contract assets and contract liabilities associated with project-based contracts with customers.

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of December 31, 2023 and 2022 were $4.5 million and $3.6 million, respectively.

The deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance service contracts for customers covering equipment previously purchased and deferred revenues related to rental agreements. Total deferred revenue relating to project-based revenues, service maintenance contracts and equipment rental agreements as of December 31, 2023 and 2022 was $18.4 million and $16.0 million, respectively. Deferred revenue also includes the net proceeds upon sale of equipment with certain guaranteed purchase obligations. In total, deferred revenue as of December 31, 2023 and 2022 was $20.4 million and $19.0 million, respectively. The Company expects 80% of total deferred revenues balance as of December 31, 2023 to be realized within the next year, 12% in the following year, 5% in the third year and 3% thereafter. A portion of the deferred revenue is recognized based upon usage of the equipment and therefore may vary from our current expectation. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $13.9 million and $12.6 million, respectively, from the prior year ending deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

During the fourth quarter 2022, substantially all of the Company's operating facilities that were previously leased from four real estate entities related through common ownership were sold to an unrelated third party. The Company continues to lease those facilities, however the lessor is no longer a related party. Total rent expense under these lease agreements, all of which were classified as operating, was $4.8 million for each of the years ended December 31, 2022 and 2021.

Our CEO, CFO, and COO collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. The Company did not make any purchases from OneH2 in 2021. During the years ended December 31, 2023 and 2022, the Company purchased approximately $0.4 million and $0.3 million of hydrogen fuel from OneH2, respectively. Additionally, the Company paid OneH2 $1.1 million and $3.1 million during the years ended December 31, 2023 and 2022, respectively, as part of the Company's investment to build and commercialize a hydrogen production plant which we expect to become operational in 2024.

NOTE 5 — INVENTORIES

	December 31, 2023	December 31, 2022
New equipment	$373.6	$258.5
Used equipment	54.6	59.0
Work in process	8.2	8.6
Parts	101.9	78.8
Gross inventory	538.3	404.9
Inventory reserves	(7.6)	(5.2)
Inventories, net	$530.7	$399.7

Direct labor of $1.2 million and $1.8 million incurred for open service orders were capitalized and included in work in process as of December 31, 2023 and 2022, respectively. The remaining work in process balances as of December 31, 2023 and 2022, primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $12.4 million, $7.6 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31, 2023	December 31, 2022
Land	$2.1	$2.1
Rental fleet	600.8	516.4
Buildings, equipment, and leasehold improvements:
Machinery and equipment	8.5	8.6
Autos and trucks	7.7	7.1
Buildings and leasehold improvements	20.8	15.6
Construction in progress	6.1	4.3
Finance lease right-of-use assets	48.4	24.4
Office equipment	4.9	4.7
Computer equipment	13.3	13.1
Total cost	712.6	596.3

Less: accumulated depreciation and amortization:
Rental fleet	(209.4)	(187.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(38.4)	(31.1)
Total accumulated depreciation and amortization	(247.8)	(218.5)
Property and equipment, net	$464.8	$377.8

Total depreciation and amortization on property and equipment was $111.3 million, $98.5 million, and $86.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had assets related to finance leases with gross carrying values totaling $48.4 million and $24.4 million, and accumulated amortization balances totaling $10.8 million and $5.4 million, as of December 31, 2023 and 2022, respectively. Of the $600.8 million and $516.4 million of gross cost of rental fleet, $8.9 million and $11.8 million were represented by guaranteed purchase obligation assets as of December 31, 2023 and 2022, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment during the years ended December 31, 2023 and 2022:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2021	$11.6	$30.3	$—	$41.9
Additions	2.0	—	17.6	19.6
Adjustments to purchase price allocations	—	7.7	—	7.7
Balance, December 31, 2022	$13.6	$38.0	$17.6	$69.2
Additions	1.1	5.4	—	6.5
Adjustments to purchase price allocations	0.3	—	0.7	1.0
Translation adjustments	—	—	—	—
Balance, December 31, 2023	$15.0	$43.4	$18.3	$76.7

The Company reviewed our goodwill for impairment and determined that none of the goodwill was impaired during the years ended December 31, 2023, 2022 and 2021. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

The gross carrying amount of intangible assets and accumulated amortization as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.6	$73.6	$(16.8)	$56.8
Other intangibles	3.9	14.6	(5.1)	9.5
Total	7.0	$88.2	$(21.9)	$66.3

	December 31, 2022
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	8.3	$63.0	$(10.1)	$52.9
Other intangibles	4.2	10.7	(2.9)	7.8
Total	7.7	$73.7	$(13.0)	$60.7

Amortization of intangible assets was $8.9 million, $5.9 million, and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company reviewed our finite-lived intangible assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2023, 2022 and 2021. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

As of December 31, 2023, estimated amortization expense for intangible assets for each of the next five years and thereafter was as follows:

Year ending December 31,	Amount
2024	$10.3
2025	10.1
2026	9.9
2027	9.1
2028	8.3
Thereafter	18.6
Total	$66.3

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lender

On April 1, 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. On June 28, 2023, the Company amended our Floor Plan Credit Agreement to increase the maximum borrowing capacity by $10.0 million from $60.0 million to $70.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of December 31, 2023 and 2022, the Company had an outstanding balance on our First Lien Floor Plan Facility of $67.4 million and $58.6 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2023 and 2022 was 8.2% and 7.0%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

With the recent acquisitions, some of the Company’s OEM Floor Plan Facilities were amended to include new locations and new entities. The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of December 31, 2023 ranged from 8.4% to 10.5% and 6.8% to 9.2% as of December 31, 2022. As of December 31, 2023 and 2022, the Company had an outstanding balance on the OEM Floor Plan Facilities of $330.1 million and $198.3 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $429.0 million at any time, which maximum amount is subject to a 10% annual increase. To better align with its business operations, on February 28, 2024 the Company amended its ABL Facility and First Lien Floor Plan Facility primarily for the purpose of moving the effective date of such annual increase to December 31st of each year, beginning with December 31, 2023. The total outstanding balance under the Floor Plan Facilities as of December 31, 2023 and 2022, was $397.5 million and $256.9 million, respectively, excluding unamortized debt issuance costs. For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $8.4 million, $2.7 million, and $1.7 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 8.0% and 6.7% as of December 31, 2023 and 2022, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lender

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein, superseding and replacing the Fifth Amended and Restated ABL First Lien Credit Agreement. Under the Amended and Restated ABL Credit Agreement, the Company has an asset based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 28, 2023 the Company amended the ABL Facility by exercising $55.0 million of the Company's expansion option increasing borrowing capacity from $430.0 million to $485.0 million, which includes a $35 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of December 31, 2023 and 2022, the Company had an outstanding ABL Facility balance of $317.5 million and $219.5 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 7.2% and 6.2% at December 31, 2023 and 2022, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $914.0 million unless certain other conditions are met. The total amount outstanding as of December 31, 2023 and 2022, was $715.0 million and $476.4 million, exclusive of debt issuance and deferred financing costs of $1.8 million and $2.1 million, respectively.

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

As of December 31, 2023, outstanding borrowings under the Notes were $312.3 million, which included $2.7 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

The Company’s long-term debt consists of the following:

	December 31, 2023	December 31, 2022
Line of credit	$317.5	$219.5
Senior secured second lien notes	315.0	315.0
Unamortized debt issuance costs	(2.2)	(2.8)
Debt discount	(2.1)	(3.0)
Finance leases	38.8	19.6
Total debt and finance leases	667.0	548.3
Less: current maturities	(7.7)	(4.2)
Long-term debt and finance leases, net	$659.3	$544.1

As of December 31, 2023, the Company was in compliance with the financial covenants set forth in our debt agreements.

Long term debt principal maturities, excluding finance leases which are disclosed in Note 10, Leases, are as follows:

Year ending December 31,	Amount
2024	$—
2025	317.5
2026	315.0
2027	—
2028	—
Thereafter	—
Total	$632.5

Notes Payable – Non-Contingent Consideration

The Company acquired the assets of Ecoverse on November 1, 2022. Pursuant to the asset purchase agreement, sellers are entitled to minimum additional cash payments of $6.0 million plus interest throughout a 5-year earn-out period. The liabilities below include the present value of these minimum cash payments using a market participant discount rate. The table below also includes non-contingent consideration amounts related to the Company's acquisitions of Peaklogix LLC, Ginop Sales, Inc. and Ault that are neither material individually nor in the aggregate.

Balance Sheet Location	December 31, 2023	December 31, 2022
Other current liabilities	$7.4	$0.8
Other liabilities	6.5	6.2
Total	$13.9	$7.0

See Note 14, Fair Value of Financial Instruments, and Note 15, Business Combinations, for further information.

NOTE 10 — LEASES

The Company primarily has operating and finance leases for branch facilities, corporate office, and certain equipment which encompass both related party and third-party leases. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to 20 years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in "Rental revenues" on our Consolidated Statements of Operations. Sublease income below includes subleases of primarily facilities that are not included in Rental revenues due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At December 31, 2023 and 2022, assets recorded under finance leases, net of accumulated depreciation were $37.6 million and $19.0 million, respectively. The assets are depreciated over the lesser of their related lease terms or estimated useful lives.

The components of lease expense (including related party leases) were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$27.0	$25.1	$23.3
Short-term lease expense	5.0	4.4	4.3
Low-value lease expense	0.9	0.5	0.6
Variable lease expense	9.0	6.6	1.5
Finance lease expense:
Amortization of right-of-use assets	6.5	4.0	2.0
Interest on lease liabilities	2.6	1.0	0.4
Sublease income	(0.3)	(0.1)	(0.1)
Total lease expense	$50.7	$41.5	$32.0

Other information related to leases is presented in the table below:

	Year Ended December 31,
Supplemental Cash Flows Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25.9	$24.2	$22.3
Operating cash flows for finance leases	2.6	1.0	0.4
Financing cash flows for finance leases	5.7	3.6	1.9
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	13.9	29.3	15.5
Finance leases	25.2	11.6	12.6
Weighted Average Remaining Lease Term (in years):
Operating leases	8.9	9.3	6.9
Finance leases	4.7	4.5	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.3	10.0	6.3
Finance leases	8.5	7.6	5.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of December 31, 2023 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024	$25.8	$10.6
2025	22.5	10.3
2026	19.2	9.5
2027	17.8	7.9
2028	16.1	5.9
Thereafter	80.0	2.7
Total future minimum lease payments	181.4	46.9
Less: imputed interest	(65.9)	(8.1)
Total	$115.5	$38.8

Balance Sheet Location	December 31, 2023	December 31, 2022
Current portion of long-term debt	$7.7	$4.2
Current operating lease liabilities	15.9	14.8
Finance lease obligations, net of current portion	31.1	15.4
Long-term operating lease liabilities, net of current portion	99.6	101.9
Total	$154.3	$136.3

As of December 31, 2023, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $3.3 million. These leases are expected to commence in 2024 with lease terms up to 15 years.

The Company leases and subleases certain lift trucks to customers under long-term operating lease agreements which expire at various dates through 2028. Approximate minimum rentals receivable, none of which are recorded in our Consolidated Balance Sheets, under such leases for each of the next five years and thereafter are as follows:

Year ending December 31,	Amount
2024	$5.8
2025	2.8
2026	2.0
2027	1.4
2028	0.1
Thereafter	—
Total	$12.1

Sublease income recorded in "Rental revenues" in our Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 was $6.2 million, $7.0 million, and $7.5 million, respectively.

For more information on our Rental revenues as a lessor, please refer to Note 3, Revenue Recognition.

Future guaranteed purchase obligations under operating and sales-type leases to be paid by the Company for each of the next five years and thereafter are as follows:

Year ending December 31,	Amount
2024	$2.3
2025	1.7
2026	0.5
2027	0.1
2028	0.2
Thereafter	—
Total	$4.8

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of December 31, 2023 and 2022, the Company was party to certain contracts in which we guarantee the performance of agreements with various third-party financial institutions. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material as of December 31, 2023 and 2022. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

Legal Proceedings

During the years ended December 31, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2023 and 2022 there was $9.0 million and $4.9 million, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 were calculated based upon the following components of income before income taxes:

	Year Ended December 31,
	2023	2022	2021
U.S. income (loss)	$0.7	$9.0	$(17.2)
Foreign income	1.8	1.6	—
Total income (loss) before taxes	$2.5	$10.6	$(17.2)

The income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current
U.S. federal	$0.7	$1.9	$—
U.S. state	1.7	0.6	—
Foreign	0.4	—	—
Deferred
U.S. federal	(5.2)	(0.7)	2.8
U.S. state	(5.3)	(0.8)	0.8
Foreign	1.3	0.3	—
Total income tax (benefit) expense	$(6.4)	$1.3	$3.6

The reconciliation of the income tax expense (benefit) in the consolidated financial statements and the amount computed by applying the statutory U.S. federal and state related income tax rates to the pre-tax income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at statutory U.S. federal rate	$0.5	$2.2	$(3.6)
Income tax expense (benefit) at statutory U.S. states rate, net	0.2	(0.4)	(0.6)
Foreign rate differential	0.1	0.1	—
Valuation allowance	(8.8)	0.8	7.6
Fixed asset basis adjustments	—	(1.6)	—
Other	1.6	0.2	0.2
Total income tax (benefit) expense	$(6.4)	$1.3	$3.6

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was (256.0)%, 12.3% and (20.9)%, respectively. The effective income tax rate in 2023 was primarily related to $8.8 million discrete income tax benefit from the release of the valuation allowance of certain U.S. federal and state deferred tax assets during the third quarter. The effective tax rate in 2022 was primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance and 2021 was primarily due to the impact of the establishment of the valuation allowance against the deferred tax asset.

The Company intends to indefinitely reinvest the undistributed earnings of our foreign subsidiaries and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs. The undistributed earnings of foreign subsidiaries and related unrecognized deferred tax liability are not material as of December 31, 2023 and 2022. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$41.3	$8.3
Deferred revenue	0.6	0.7
Accounts receivable and inventories	6.6	6.0
Goodwill & intangibles	—	1.8
Accrued liabilities	4.8	6.0
Lease liability	39.1	35.2
Interest limitation carryforward	20.5	3.7
Deferred payroll taxes and other	2.0	1.8
Gross deferred tax assets	114.9	63.5
Valuation allowance	—	(8.8)
Deferred tax assets	114.9	54.7
Deferred Tax Liabilities
Property and equipment	(73.5)	(25.3)
Goodwill & intangibles	(2.2)	—
Prepaid expenses	(1.4)	(1.5)
Lease right-of-use assets	(37.6)	(34.3)
Gross deferred tax liabilities	(114.7)	(61.1)

Deferred tax assets (liabilities), net	$0.2	$(6.4)

For the years ended December 31, 2023 and 2022, the net change in the valuation allowance was a decrease of $8.8 million and increase of $1.2 million, respectively. The valuation allowance decreased in 2023 due to the aforementioned release of the valuation allowance. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis. The increase in 2022 was due to the increases in deferred tax assets primarily related to interest limitation carryforward and accrued liabilities. The Company reviews the realizability of our deferred tax asset on a quarterly basis, or whenever events or changes in circumstances indicate that a review is required. In determining the requirement for a valuation allowance, historical and projected financial results are considered, along with any other positive or negative evidence. All of the factors that the Company considers in evaluating whether and when to establish or release all or a portion of the deferred tax asset valuation allowance involves significant judgment.

As of December 31, 2023 and 2022, the Company had federal net operating tax loss carryforwards of approximately $194.6 million and $30.5 million, respectively, primarily due to taking bonus depreciation. These federal net operating tax loss carryforwards may be carried forward indefinitely and are eligible to offset 80% of future taxable income. The Company also has state net operating loss carryforwards of approximately $6.0 million with varying carryforward expiration periods ranging from 2040 to 2041.

The Company has open tax years from 2020 through 2023 for U.S. federal and Canadian income taxes. The Company also files tax returns in numerous states for which various tax years are subject to examination and currently involved in audits. Typically states remain open for three years from filing, with the majority of the open years being 2020 to 2023.

NOTE 13 — STOCK BASED COMPENSATION

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

The Company recognized total stock-based compensation expense for PSUs and RSUs of $4.1 million, $2.7 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's RSUs was $1.4 million, which is expected to be recognized over a weighted average period of 0.6 years. As of December 31, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's PSUs was $4.3 million, which is expected to be recognized over a weighted average period of 0.9 years.

The following table shows the number of stock awards that were granted, vested, and forfeited during 2023:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2022	288,266	$10.24	424,538	$12.14
Granted	96,376	15.65	179,199	15.85
Vested - issued	(121,787)	10.01	(53,790)	12.14
Vested - unissued	(32,281)	12.79	—	—
Forfeited	—	—	(6,525)	13.54
Unvested units as of December 31, 2023	230,574	$12.27	543,422	$13.37

Employee Stock Purchase Plan

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

Under the ESPP, eligible employees (as defined in the ESPP) can purchase the Company’s common stock through accumulated payroll deductions. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first or last business day of each six month offering period. Eligible employees may contribute up to 10% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the year ended December 31, 2023 was not material and no compensation expense was recognized in any prior period reported.

ESPP employee payroll contributions accrued as of December 31, 2023 totaled $0.9 million and are included within "Accrued expenses" in the Consolidated Balance Sheet. There was no accrual as of December 31, 2022 as the ESPP enrollment had not yet commenced. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" on the Consolidated Statement of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for "Cash", "Accounts receivable, net", "Accounts payable", "Accrued expenses" and "Other current liabilities" approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of December 31, 2023 and December 31, 2022 are shown below:

	December 31, 2023	December 31, 2022
Estimated aggregate fair value	$655.6	$521.0
Aggregate carrying value (1)	671.3	554.1

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liability represents the fair value of the future earn-outs that the Company may be required to pay in conjunction with certain acquisitions upon the achievement of performance milestones. The earn-outs for the acquisitions are measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Consolidated Statements of Operations.

The following table sets forth the Company’s contingent consideration liabilities recorded at fair value as of December 31, 2023 and December 31, 2022, and their presentation on the Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	December 31, 2023	December 31, 2022
Other current liabilities	$0.4	$1.8
Other liabilities	4.2	8.0

The following is a summary of changes to Level 3 instruments for the years ended December 31, 2023 and 2022:

Contingent Consideration
Balance, December 31, 2021	$2.8
Acquisitions	6.9
Changes in fair value	0.5
Payments	(0.4)
Balance, December 31, 2022	$9.8
Acquisitions	—
Changes in fair value	1.1
Payments	(1.2)
Non-contingent reclass	(5.1)
Balance, December 31, 2023	$4.6

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

Currency Derivative Contracts

Starting in 2022, from time to time we used foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to foreign currencies for certain inventory purchases. The foreign currency forward contracts expired in August 2023 and the realized gain on these contracts for the years ended December 31, 2023 and 2022 was not material.

Interest Rate Cap

During November 2022, we entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized gain on the interest rate cap for the years ended December 31, 2023 and 2022 is disclosed in the Consolidated Statements of Other Comprehensive Income.

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

The following table summarizes the maturity dates, unit of measure and notional value for the derivative instruments as of December 31, 2023:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through June 2025)	Gallons	2.5

The following table sets forth the location and fair values of the Company’s derivative financial instruments as of December 31, 2023 and 2022 on the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedges	Balance Sheet location	December 31, 2023	December 31, 2022	Balance Sheet location	December 31, 2023	December 31, 2022
Interest rate cap - current	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$1.6	$1.6
Interest rate cap - long-term	Other assets	1.7	3.5	Other liabilities	1.6	3.4
Derivatives not designated as hedge
Foreign currency forwards	Prepaid expenses and other current assets	—	—	Other current liabilities	—	0.2

NOTE 15 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired from the 2023 acquisitions:

	Burris	Ault
Cash	$—	$0.9
Accounts receivable	1.0	6.9
Inventories	8.7	28.9
Prepaid expenses and other current assets	0.1	0.7
Rental fleet	10.8	—
Property and equipment	0.6	1.2
Operating lease right-of-use assets	1.7	1.0
Other intangible assets	—	13.8
Goodwill	—	5.4
Other assets	—	0.3
Total assets	$22.9	$59.1

Floor plan payable – new equipment	$(2.7)	$(6.5)
Accounts payable	(0.8)	(8.5)
Customer deposits	—	(0.1)
Accrued expenses	(1.0)	(1.5)
Current operating lease liabilities	(0.3)	(0.1)
Current deferred revenue	—	(0.6)
Long-term operating lease liabilities	(1.4)	(0.9)
Deferred tax liability	—	(2.9)
Total liabilities	$(6.2)	$(21.1)

Net assets acquired	$16.7	$38.0

Net assets acquired net of cash	$16.7	$37.1

Burris

On October 13, 2023, Alta closed its acquisition of Burris, a privately held premier distributor of market leading construction and turf equipment with three locations in Illinois. The purchase price on the asset-structured acquisition was $16.7 million in cash paid, which includes $2.7 million of excess net working capital. The estimated fair values of assets acquired and liabilities assumed are provisional with the fair value of inventories and rental fleet being the primary balances remaining subject to change.

Ault

On November 1, 2023, Alta acquired the stock of Ault, a privately held Canadian crushing and screening equipment distributor with locations in Ontario and Quebec provinces for a total purchase price of $38.0 million, consisting of $27.5 million cash at close, expected excess working capital true up of $2.2 million, a $2.0 million seller note to be paid annually over three years, and $6.3 million fair value of Alta’s common stock, equating to 819,398 shares at agreed upon $13 per share, vesting annually over a five-year period.

Both Burris and Ault are reported within our Construction Equipment segment. The estimated fair values of assets acquired and liabilities assumed are provisional with working capital, tax-related and purchase price allocation adjustments remaining open.

In 2023, the Company also purchased the assets of M&G Materials Handling Co. ("M&G") and Battery Shop of New England Inc. ("BSNE") for a combined purchase price of $2.6 million, net of cash acquired. These acquisitions, which took place in our Material Handling segment, are not material individually or in the aggregate.

All of these acquisitions were accounted for as business combinations and the Company expects to finalize the valuations and complete the purchase price allocations as soon as practical but no later than one year from each respective acquisition date. Acquisition-related costs for these acquisitions were immaterial and have been expensed as incurred in operating expenses.

The following table summarizes the net assets acquired by segment from the 2022 acquisitions:

	Material Handling	Master Distribution	Total
Cash	$2.3	$0.3	$2.6
Accounts receivable	9.6	9.6	19.2
Inventories	7.6	12.3	19.9
Prepaid expenses and other current assets	0.1	0.8	0.9
Rental fleet	22.7	—	22.7
Property and equipment	2.0	0.6	2.6
Operating lease right-of-use assets	2.2	1.6	3.8
Other intangible assets	1.4	27.8	29.2
Goodwill	2.3	18.3	20.6
Total assets	$50.2	$71.3	$121.5

Accounts payable	$(1.5)	$(8.3)	$(9.8)
Customer deposits	—	(2.2)	(2.2)
Accrued expenses	(1.6)	(0.2)	(1.8)
Current operating lease liabilities	(0.8)	(0.1)	(0.9)
Current deferred revenue	(1.2)	—	(1.2)
Other current liabilities	—	(0.9)	(0.9)
Long-term operating lease liabilities	(1.4)	(1.5)	(2.9)
Deferred tax liability	(2.8)	—	(2.8)
Total liabilities	(9.3)	(13.2)	(22.5)

Net assets acquired	40.9	58.1	99.0

Net assets acquired net of cash	$38.6	$57.8	$96.4

Ecoverse

On November 1, 2022 the Company acquired Ecoverse, a privately held distributor of environmental processing equipment headquartered in Avon, Ohio, with 15 sub dealers throughout North America, for a total purchase price of $58.1 million.

YIT

On July 29, 2022 the Company acquired the stock of YIT, a privately held Canadian equipment distributor with locations in Ontario and Quebec, for a total purchase price of $40.6 million.

Both of these acquisitions were accounted for as business combinations and the goodwill is tax deductible. During 2023 we primarily had working capital and tax-related purchase price accounting adjustments for our 2022 acquisitions which were not significant individually or in the aggregate.

See the Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired" for the net current year impact of the 2022 acquisitions purchase price accounting adjustments and current year acquisitions.

NOTE 16 — UNION PENSION PLAN

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
If the Company ceases to have a continuing obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of the Company’s participation in the plan prior to the cessation of our obligation to contribute.

The Company’s participation in multiemployer plans for the annual periods ended December 31, 2023, 2022 and 2021 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•
The “Pension Protection Act Zone Status” available is for plan years that ended in 2023 and 2022. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. This indicates the funded status of the plan with the status indicated by the colors of green, yellow and red with green being the most funded and red being the least funded.
•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the U.S. Internal Revenue Code (the "Code") to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year.
•
The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the Company’s contributions to any plan in the red zone in accordance with the requirements of the Code.
•
The last column lists the expiration dates of the collective bargaining agreements with the Company.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans. There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2023, 2022 and 2021.

Multiple Employer Pension Plans:

Pension Fund	EIN	Pension Protection Act Zone Status as of December 31,		FIP/RP Status	Contributions by Company for the year ended			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2023	2022		2023	2022	2021
Midwest Operating Engineers Local Union No. 150 Pension Trust Fund	36-6140097	Green 3/31/2023	Green 3/31/2022	None	$2.8	$2.4	$2.2	No	5/31/2024
Operating Engineers Local Union No. 324 Pension Fund	38-1900637	Red 4/30/2023	Red 4/30/2022	Implemented	1.6	1.2	0.9	Yes	9/30/2024
All Other Multiemployer Pension Plans (1)					1.5	1.2	0.8		Various
Total					$5.9	$4.8	$3.9

(1) All Other Multiemployer Pension Plans includes 12 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status or other factors.

NOTE 17 — SEGMENTS

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

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, New York (excluding New York City), Florida and the New England region of the U.S. as well as Ontario and Quebec provinces of Canada. As of December 31, 2023, the Construction Equipment segment included the Burris and Ault acquisitions and their related results since their acquisitions during the fourth quarter.

The Company began separately reporting Master Distribution as its own segment in the first quarter of 2023. The Master Distribution segment is principally engaged in large-scale equipment distribution with sub dealers throughout North America related to environmental processing equipment. The Company’s identified assets by reportable segment below, as of December 31, 2022, has been recast to reflect the change in segment presentation.

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

The following tables present the Company’s results of operations by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$367.6	$597.9	$72.5	$(12.1)	$1,025.9
Parts sales	99.5	170.1	9.8	(1.1)	278.3
Service revenues	132.8	108.2	0.3	—	241.3
Rental revenues	76.4	124.8	1.2	—	202.4
Rental equipment sales	5.2	123.7	—	—	128.9
Total revenues	$681.5	$1,124.7	$83.8	$(13.2)	$1,876.8
Interest expense	18.1	33.1	3.4	2.4	57.0
Depreciation and amortization	34.9	92.5	4.4	0.8	132.6
Income (loss) before taxes	14.7	7.0	4.1	(23.3)	2.5

	Year Ended December 31, 2022
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$305.2	$508.2	$5.0	$(1.2)	$817.2
Parts sales	84.4	149.0	1.6	(0.2)	234.8
Service revenues	112.1	94.4	0.1	—	206.6
Rental revenues	63.5	116.6	—	—	180.1
Rental equipment sales	5.5	127.6	—	—	133.1
Total revenues	$570.7	$995.8	$6.7	$(1.4)	$1,571.8
Interest expense	11.7	17.7	0.5	1.9	31.8
Depreciation and amortization	26.8	84.6	0.6	—	112.0
Income (loss) before taxes	17.1	14.2	(1.5)	(19.2)	10.6

	Year Ended December 31, 2021
	Material Handling	Construction Equipment	Corporate and Other	Total
New and used equipment sales	$258.3	$310.5	$—	$568.8
Parts sales	65.4	113.1	—	178.5
Service revenue	94.6	70.9	—	165.5
Rental revenue	48.4	107.1	—	155.5
Rental equipment sales	0.8	143.7	—	144.5
Total revenues	$467.5	$745.3	$—	$1,212.8
Interest expense	8.2	13.9	1.9	24.0
Depreciation and amortization	19.3	76.5	—	95.8
Income (loss) before taxes	10.2	(2.9)	(24.5)	(17.2)

The following table presents the Company’s identified assets by reportable segment as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Segment assets:
Material Handling	$474.3	$416.3
Construction Equipment	947.6	775.5
Master Distribution	85.9	77.6
Corporate and Other	63.1	21.2
Total assets	$1,570.9	$1,290.6

NOTE 18 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period and includes vested, unissued RSUs and ESPP shares and earned, unissued share consideration related to the Ecoverse acquisition. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common share equivalents granted under our stock-based compensation plan which remain unvested and shares used as consideration in the Ault acquisition which remain unissued ("dilutive securities"), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 were calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per share
Net income (loss) available to common stockholders	$5.9	$6.3	$(23.4)
Basic weighted average common shares outstanding	32,447,754	32,099,247	31,706,329
Basic net income (loss) per share of common stock	$0.18	$0.20	$(0.74)
Diluted income (loss) per share
Net income (loss) available to common stockholders	$5.9	$6.3	$(23.4)
Basic weighted average common shares outstanding	32,447,754	32,099,247	31,706,329
Effect of dilutive securities
Effect of dilutive securities	429,753	202,416	—
Diluted weighted average common shares outstanding	32,877,507	32,301,663	31,706,329
Diluted net income (loss) per share of common stock	$0.18	$0.20	$(0.74)

Securities excluded from the calculation of diluted loss per share was approximately 174,000 for the year ended December 31, 2021 because the inclusion of such securities in the calculation would have been anti-dilutive.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Previously disclosed material weakness

The following material weakness was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and has been remediated as of December 31, 2023:

•
There were ineffective controls over the sales process, including proper review and authorization of pricing and discounts, work orders, sales agreements, and rental contracts, which in the aggregate constituted a material weakness.

Throughout 2023, management has implemented measures designed to remediate the identified material weakness. The Company’s remediation efforts included the following:

1)
We have enhanced and expanded the design of policies and procedures over the performance of controls in the sales process, including management review controls;
2)
We designed and implemented additional monitoring controls over work orders, sales agreements, and rental contracts;
3)
We developed and delivered training programs to educate personnel concerning the principles and requirements of each control impacting the sales process;

Throughout 2023, the Company completed the testing of the design and operating effectiveness of the controls over the sales process. Management has determined that the controls are adequately designed and are operating effectively and consider the material weakness identified in the prior year Form 10-K to be remediated as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined, we maintained effective internal control over financial reporting.

The Company's 2023 acquisitions were excluded from management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, the internal controls of the acquired companies, which represent total assets of $87.7 million (or 6% of our total assets) and total revenues of $17.3 million (or 1% of our total revenues) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2023 included in this Annual Report on Form 10-K has also audited the Company’s internal control over financial reporting as of December 31, 2023. Deloitte & Touche LLP’s report is included herein.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d)

of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alta Equipment Group Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 14, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Company’s four 2023 acquisitions, whose financial statements constitute $87.7 million (or 6%) of total assets and $17.3 million (or 1%) of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting for the Company’s four 2023 acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 14, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this annual report.

Alta has adopted Standards of Code of Business Conduct and Ethics that apply to all employees, including executive officers, and to directors. Our Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on the Governance Documents portion of the Company’s website at https://investors.altg.com/governance/governance-documents/. If the Company ever were to amend or waive any provision of its Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report on Form 10-K

(1)
Financial Statements
(2)
Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021:

		Changes
	Balance at Beginning of Period	Charged to Expense	Other (1)(2)	Deductions from Reserves	Balance at End of Period
Receivables allowances:
Year ended December 31, 2023	$13.0	$7.2	$0.5	$(8.3)	$12.4
Year ended December 31, 2022	10.7	5.0	—	(2.7)	13.0
Year ended December 31, 2021	7.1	4.2	—	(0.6)	10.7

Tax valuation allowances:
Year ended December 31, 2023	$8.8	$(8.4)	$(0.4)	$—	$—
Year ended December 31, 2022	7.6	0.8	0.4	—	8.8
Year ended December 31, 2021	—	7.6	—	—	7.6

(1) Other for receivables includes changes associated with adoption of Current Expected Credit Loss model as of January 1, 2023.

(2) Other for tax valuation allowance includes changes associated with change in valuation allowance from OCI and prior year adjustments

(3)
Exhibits

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

10.3*

First amendment to Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated December 23, 2021, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4*

First amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated December 20, 2021, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5*

Second amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated July 7, 2022, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.6*

Third amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated June 28, 2023, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7*

Fourth amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated November 22, 2023, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.8*

Fifth amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated February 28, 2024, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.9*

Sixth amendment to Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated February 28, 2024, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.10

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

10.11

Letter Agreement, dated April 8, 2019, by and among the Company, its officers, its directors and B. Riley Principal Sponsor Co., LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.12

Forward Purchase Agreement, dated April 8, 2019, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).
10.14

Amendment to Subscription Agreement, dated February 12, 2020, by and between the Company and B. Riley Principal Investments, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on February 14, 2020).

10.15	Alta Equipment Group Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by the Company on January 23, 2020).
10.16

Registration Side Letter — Howell Share Consideration (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 001-38864) filed by the Company on October 26, 2020).

10.17

Underwriting Agreement, dated December 17, 2020, by and among Alta Equipment Group Inc. and B. Riley FBR, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020).

10.18	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.19	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.20	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.21	Form of 2022 Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.14 on Form 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
10.22	Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 001-38864) filed by the Company on June 8, 2023).
13.1	December 31, 2022 Annual Report to Security Holders on Form 10-K (incorporated by reference to 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
14.1*	Code of Conduct Policy, adopted on July 1, 2019.
16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed June 23, 2022
21.1*	Subsidiaries of the Company.
22.1*	Indenture Guarantors of the Company
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of UHY LLP.
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy as updated February 13, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: March 14, 2024	By:	/s/ Ryan Greenawalt
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

Name	Title	Date

/s/ Ryan Greenawalt	Chief Executive Officer and Director	March 14, 2024
Ryan Greenawalt	(Principal Executive Officer)

/s/ Anthony J. Colucci	Chief Financial Officer	March 14, 2024
Anthony J. Colucci	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zachary Savas	Director	March 14, 2024
Zachary Savas

/s/ Daniel Shribman	Director	March 14, 2024
Daniel Shribman

/s/ Andrew Studdert	Director	March 14, 2024
Andrew Studdert

/s/ Katherine White	Director	March 14, 2024
Katherine White