Form 10-Q
period 2024-03-31
ALTA EQUIPMENT GROUP INC.
filed 2024-05-08
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 33,147,140 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, income or loss, projected costs, prospects, plans and objectives of management.

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
•
currency risks and other risks associated with international operations; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in our annual report on Form 10-K and other filings with the United States ("U.S.") Securities and Exchange Commission (the “SEC”).

For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in this Quarterly Report on Form 10-Q. The foregoing list of factors is not exclusive and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash	$5.6	$31.0
Accounts receivable, net of allowances of $13.3 and $12.4 as of March 31, 2024 and December 31, 2023, respectively	239.4	249.3
Inventories, net	553.7	530.7
Prepaid expenses and other current assets	23.6	27.0
Total current assets	822.3	838.0

NON-CURRENT ASSETS
Property and equipment, net	477.0	464.8
Operating lease right-of-use assets, net	110.1	110.9
Goodwill	76.0	76.7
Other intangible assets, net	63.9	66.3
Other assets	14.0	14.2
TOTAL ASSETS	$1,563.3	$1,570.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$300.8	$297.8
Floor plan payable – used and rental equipment	98.4	99.5
Current portion of long-term debt	8.5	7.7
Accounts payable	98.6	97.0
Customer deposits	16.2	17.4
Accrued expenses	52.0	59.7
Current operating lease liabilities	15.6	15.9
Current deferred revenue	14.3	16.2
Other current liabilities	26.7	23.9
Total current liabilities	631.1	635.1

NON-CURRENT LIABILITIES
Line of credit, net	328.6	315.9
Long-term debt, net of current portion	312.6	312.3
Finance lease obligations, net of current portion	33.2	31.1
Deferred revenue, net of current portion	4.0	4.2
Long-term operating lease liabilities, net of current portion	99.3	99.6
Deferred tax liabilities	7.6	7.7
Other liabilities	10.0	15.3
TOTAL LIABILITIES	1,426.4	1,421.2
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both March 31, 2024 and December 31, 2023 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,805,359 and 32,369,820 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	236.0	233.8
Treasury stock at cost, 862,182 shares of common stock held at both March 31, 2024 and December 31, 2023	(5.9)	(5.9)
Accumulated deficit	(91.0)	(76.4)
Accumulated other comprehensive loss	(2.2)	(1.8)
TOTAL STOCKHOLDERS’ EQUITY	136.9	149.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,563.3	$1,570.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
New and used equipment sales	$228.6	$219.6
Parts sales	72.9	68.4
Service revenues	64.0	60.2
Rental revenues	48.5	43.5
Rental equipment sales	27.6	29.0
Total revenues	441.6	420.7
Cost of revenues:
New and used equipment sales	192.4	179.0
Parts sales	48.3	45.4
Service revenues	27.0	25.1
Rental revenues	6.7	6.1
Rental depreciation	27.1	22.9
Rental equipment sales	19.5	20.9
Total cost of revenues	321.0	299.4
Gross profit	120.6	121.3
General and administrative expenses	114.6	104.0
Non-rental depreciation and amortization	6.9	5.2
Total operating expenses	121.5	109.2
(Loss) income from operations	(0.9)	12.1
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.8)	(1.5)
Interest expense – other	(13.3)	(10.5)
Other income	0.9	1.0
Total other expense, net	(15.2)	(11.0)
(Loss) income before taxes	(16.1)	1.1
Income tax (benefit) provision	(4.2)	0.1
Net (loss) income	(11.9)	1.0
Preferred stock dividends	(0.8)	(0.8)
Net (loss) income available to common stockholders	$(12.7)	$0.2
Basic (loss) income per share	$(0.38)	$0.01
Diluted (loss) income per share	$(0.38)	$0.01
Basic weighted average common shares outstanding	33,108,695	32,223,221
Diluted weighted average common shares outstanding	33,108,695	32,430,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(11.9)	$1.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.1)	0.1
Change in fair value of derivative, net of tax	0.7	(0.4)
Total other comprehensive loss (1)	(0.4)	(0.3)
Comprehensive (loss) income	$(12.3)	$0.7

(1) There were no material reclassifications from Accumulated other comprehensive (loss) income reflected in Total other comprehensive loss for the three months ended March 31, 2024 and 2023. There were no material taxes associated with Total other comprehensive loss for the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(11.9)	$1.0
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and amortization	34.0	28.1
Amortization of debt discount and debt issuance costs	0.4	0.3
Imputed interest	—	0.3
Gain on sale of rental equipment	(8.1)	(8.1)
Provision for inventory obsolescence	0.5	0.1
Provision for losses on accounts receivable	1.7	1.5
Change in fair value of derivative instruments	(0.1)	—
Stock-based compensation expense	1.3	0.8
Changes in deferred income taxes	—	(0.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8.0	1.3
Inventories	(66.3)	(114.3)
Proceeds from sale of rental equipment	27.6	29.0
Prepaid expenses and other assets	5.0	(5.2)
Manufacturers floor plans payable	0.4	57.0
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(0.2)	(6.5)
Leases, deferred revenue, net of current portion and other liabilities	(4.2)	(5.3)
Net cash used in operating activities	(11.9)	(20.1)
INVESTING ACTIVITIES
Expenditures for rental equipment	(12.9)	(14.6)
Expenditures for property and equipment	(4.4)	(3.1)
Proceeds from sale of property and equipment	0.1	—
Expenditures for acquisitions, net of cash acquired	—	(1.7)
Other investing activities	(0.9)	0.5
Net cash used in investing activities	(18.1)	(18.9)
FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings	72.8	97.0
Principal payments on line of credit, long-term debt, and finance lease obligations	(61.9)	(59.8)
Proceeds from non-manufacturer floor plan payable	41.0	50.7
Payments on non-manufacturer floor plan payable	(39.1)	(49.7)
Preferred stock dividends paid	(0.8)	(0.8)
Common stock dividends declared and paid	(1.9)	(1.9)
Other financing activities	(5.5)	2.4
Net cash provided by financing activities	4.6	37.9

Effect of exchange rate changes on cash	—	0.1
NET CHANGE IN CASH	(25.4)	(1.0)

Cash, Beginning of year	31.0	2.7
Cash, End of period	$5.6	$1.7
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$38.8	$42.7
Supplemental disclosures of cash flow information
Cash paid for interest	$10.6	$6.8
Cash paid for income taxes	$0.2	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada, and Florida as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our condensed consolidated cash flows, statements of operations, and balance sheets for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve the disclosures about a public entity’s reportable segments requiring additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the 2024 Annual Report on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the first quarter of 2025, though early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

The Company believes all other recently issued accounting pronouncements from the FASB that the Company has not noted above will not have a material impact on our consolidated financial statements or do not apply to us.

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606, Revenues from Contracts with Customers ("Topic 606") and 2) Topic 842, Leases, ("Topic 842").

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 by revenue type and the applicable accounting standard.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$228.6	$228.6	$—	$219.6	$219.6
Parts sales	—	72.9	72.9	—	68.4	68.4
Service revenues	—	64.0	64.0	—	60.2	60.2
Rental revenues	48.5	—	48.5	43.5	—	43.5
Rental equipment sales	—	27.6	27.6	—	29.0	29.0
Total revenues	$48.5	$393.1	$441.6	$43.5	$377.2	$420.7

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See Note 16, Segments, for further information.

Leases revenues (Topic 842)

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. Rental equipment may also be purchased outright (“rental equipment sales”) by our customers. Rental revenue and revenue attributable to rental equipment sales are recognized in "Rental revenues" and "Rental equipment sales" on the Condensed Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenue is recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $2.9 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions, automated equipment installation and system integration and set-up of warehouse management systems and related hardware and software support services. This revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $17.0 million and $23.1 million in project-based revenues for the three months ended March 31, 2024 and 2023 respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenue recognized from guaranteed maintenance contracts totaled $5.5 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract Costs

The Company does not recognize assets associated with the incremental costs of obtaining a contract with a customer that the Company expects to recover (for example, a sales commission). Most of the Company’s revenues are recognized at a point in time or over a period of one year or less, and the Company has used the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The amount of the costs associated with the revenues recognized over a period of greater than one year is insignificant.

Receivables and Contract Assets and Liabilities

With respect to our receivables, we believe the concentration of credit risk is limited because our customer base is comprised of a large number of geographically diverse customers.

The Company has contract assets and contract liabilities associated with project-based contracts with customers.

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenue. Contract assets as of March 31, 2024 and December 31, 2023 were $4.0 million and $4.5 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenue, revenue related to guaranteed maintenance service contracts for customers covering equipment previously purchased and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenue, service maintenance contracts, and equipment rental agreements as of March 31, 2024 and December 31, 2023 was $18.3 million and $20.4 million, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $8.1 million and $7.5 million, respectively, from the prior year ending deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer ("CEO"), Chief Financial Officer and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During the three months ended March 31, 2024 and 2023, the Company purchased $0.6 million and $0.2 million of hydrogen fuel from OneH2, respectively. During the three months ended March 31, 2023, the Company paid OneH2 $1.1 million as part of the Company's investment to build and commercialize a hydrogen production plant for the Company which we expect to become operational in 2024. The Company did not make any additional payments in connection with our hydrogen production plant investment during the three months ended March 31, 2024.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	March 31,	December 31,
	2024	2023
New equipment	$398.4	$373.6
Used equipment	52.2	54.6
Work in process	9.7	8.2
Parts	101.6	101.9
Gross inventory	561.9	538.3
Inventory reserves	(8.2)	(7.6)
Inventories, net	$553.7	$530.7

Direct labor of $1.3 million and $1.2 million incurred for open service orders were capitalized and included in work in process as of March 31, 2024 and December 31, 2023, respectively. The remaining work in process balances as of March 31, 2024 and December 31, 2023 primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $3.1 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2024	2023
Land	$3.2	$2.1
Rental fleet	609.3	600.8
Buildings, equipment, and leasehold improvements:
Machinery and equipment	9.1	8.5
Autos and trucks	7.6	7.7
Buildings and leasehold improvements	21.8	20.8
Construction in progress	5.8	6.1
Finance lease right-of-use assets	52.9	48.4
Office equipment	5.3	4.9
Computer equipment	14.3	13.3
Total cost	729.3	712.6

Less: accumulated depreciation and amortization:
Rental fleet	(210.2)	(209.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(42.1)	(38.4)
Total accumulated depreciation and amortization	(252.3)	(247.8)
Property and equipment, net	$477.0	$464.8

Total depreciation and amortization on property and equipment was $28.3 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company had assets related to finance leases with gross carrying values totaling $52.9 million and $48.4 million, and accumulated amortization balances totaling $12.7 million and $10.8 million, as of March 31, 2024 and December 31, 2023, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the three months ended March 31, 2024:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2023	$15.0	$43.4	$18.3	$76.7
Adjustments to purchase price allocations	—	(0.7)	—	(0.7)
Balance, March 31, 2024	$15.0	$42.7	$18.3	$76.0

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2024. See Note 15, Business Combinations, for further information.

The gross carrying amount of intangible assets and accumulated amortization as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.4	$73.9	$(18.7)	$55.2
Other intangibles	3.7	14.5	(5.8)	8.7
Total	6.8	$88.4	$(24.5)	$63.9

	December 31, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.6	$73.6	$(16.8)	$56.8
Other intangibles	3.9	14.6	(5.1)	9.5
Total	7.0	$88.2	$(21.9)	$66.3

Amortization of intangible assets was $2.6 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

On April 1, 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. The Floor Plan Credit Agreement, as amended, has a maximum borrowing capacity of $70.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $69.3 million and $67.4 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at both March 31, 2024 and December 31, 2023 was 8.2%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

OEM Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $160.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, as of March 31, 2024 ranged from 8.3% to 10.4% and 8.4% to 10.5% as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance on the OEM Floor Plan Facilities of $330.1 million for both periods.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $429.0 million at any time, which maximum amount is subject to a 10% annual increase. To better align with our business operations, on February 28, 2024 the Company amended our ABL Facility and First Lien Floor Plan Facility primarily for the purpose of moving the effective date of such annual increase to December 31st of each year, beginning with December 31, 2023. The total outstanding balance under the Floor Plan Facilities as of March 31, 2024 and December 31, 2023, was $399.4 million and $397.5 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2024 and 2023, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $2.8 million, $1.5 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 8.7% and 7.3% as of March 31, 2024 and 2023, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

On April 1, 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. The borrowing capacity on the ABL Facility is $485.0 million, which includes a $35.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of March 31, 2024 and December 31, 2023, the Company had an outstanding ABL Facility balance of $330.0 million and $317.5 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 7.2% at both March 31, 2024 and December 31, 2023.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $914.0 million unless certain other conditions are met. The total amount outstanding as of March 31, 2024 and December 31, 2023, was $729.4 million and $715.0 million, exclusive of debt issuance and deferred financing costs of $1.6 million and $1.8 million, respectively.

Senior Secured Second Lien Notes

On April 1, 2021, the Company completed a private offering of Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing interest rate exposure and providing liquidity for financing of future growth initiatives. The Company sold $315.0 million of Notes at the rate of 5.625% per annum which are due on April 15, 2026. Interest on the Notes is payable in cash on April 15 and October 15 of each year. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the domestic subsidiaries of the Company (as guarantors), and J.P. Morgan Securities LLC, as representative of the initial purchasers.

The Notes are guaranteed by each of our existing and future domestic subsidiaries. The Notes and the guarantors thereof are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of our assets and the assets of the guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the First Lien Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the guarantors.

As of March 31, 2024, outstanding borrowings under the Notes were $312.6 million, which included $2.4 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 5.93%.

The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2024	2023
Line of credit	$330.0	$317.5
Senior secured second lien notes	315.0	315.0
Unamortized debt issuance costs	(1.9)	(2.2)
Debt discount	(1.9)	(2.1)
Finance leases	41.7	38.8
Total debt and finance leases	682.9	667.0
Less: current maturities	(8.5)	(7.7)
Long-term debt and finance leases, net	$674.4	$659.3

As of March 31, 2024, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of minimum cash payments, using a market participant discount rate, as of March 31, 2024 and December 31, 2023, and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ecoverse Industries, LTD ("Ecoverse"), Peaklogix LLC ("Peaklogix"), Ginop Sales, Inc. and Ault Industries Inc. (“Ault”).

	March 31,	December 31,
Location on Balance Sheet	2024	2023
Other current liabilities	$6.7	$7.4
Other liabilities	5.3	6.5
Total	$12.0	$13.9

See Note 14, Fair Value of Financial Instruments, and Note 15, Business Combinations, for further information.

NOTE 10 — LEASES

The Company primarily has third-party operating and finance leases for branch facilities, corporate office, and certain equipment. The Company has one operating lease with a related party. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2037 and contain provisions to renew the leases for additional terms of up to 20 years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in "Rental revenues" on our Condensed Consolidated Statements of Operations. Sublease income below includes subleases of primarily facilities that are not included in Rental revenues due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At March 31, 2024 and December 31, 2023, assets recorded under finance leases, net of accumulated depreciation were $40.2 million and $37.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or their estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$6.8	$6.9
Short-term lease expense	2.4	1.7
Low-value lease expense	0.3	0.3
Variable lease expense	2.7	2.1
Finance lease expense:
Amortization of right-of-use assets	2.3	1.3
Interest on lease liabilities	0.9	0.5
Sublease income	(0.1)	—
Total lease expense	$15.3	$12.8

Additional information related to leases is presented in the table below:

	Three Months Ended March 31,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.6	$6.7
Operating cash flows for finance leases	0.9	0.5
Financing cash flows for finance leases	2.0	1.1
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.5	2.1
Finance leases	4.8	4.0
Weighted Average Remaining Lease Term (in years):
Operating leases	8.8	9.2
Finance leases	4.7	4.5
Weighted Average Discount Rate (in %):
Operating leases	10.3	10.1
Finance leases	8.4	8.0

Minimum future lease payments under non-cancellable operating and finance leases described above as of March 31, 2024 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2024	$19.4	$8.6
2025	22.9	11.3
2026	19.8	10.6
2027	18.4	9.0
2028	16.7	7.0
Thereafter	82.5	3.6
Total future minimum lease payments	179.7	50.1
Less: imputed interest	(64.8)	(8.4)
Total	$114.9	$41.7

Balance Sheet Location	March 31, 2024	December 31, 2023
Current portion of long-term debt	$8.5	$7.7
Current operating lease liabilities	15.6	15.9
Finance lease obligations, net of current portion	33.2	31.1
Long-term operating lease liabilities, net of current portion	99.3	99.6
Total	$156.6	$154.3

As of March 31, 2024, the Company had additional leases, substantially all real estate, that were executed but had not yet commenced with undiscounted lease payments of $3.3 million. These leases are expected to commence in 2024 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of March 31, 2024 and December 31, 2023, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both March 31, 2024 and December 31, 2023. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Legal Proceedings

During the three months ended March 31, 2024 and 2023, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of both March 31, 2024 and December 31, 2023 there were $9.0 million in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax benefit of $4.2 million and expense of $0.1 million for the three months ended March 31, 2024 and 2023 respectively.

The income tax benefit was primarily attributable to the net loss during the three months ended March 31, 2024. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the three months ended March 31, 2024 and 2023 was 26.1% and 9.1%, respectively. The effective income tax rate in 2023 was primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance and 2024 had no jurisdictions limited by a valuation allowance.

NOTE 13 — STOCK-BASED COMPENSATION

The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. To this end, compensation for our senior leadership team includes equity awards in the form of restricted stock units ("RSUs") and performance stock units ("PSUs"). We calculate the fair value of the RSUs and PSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's RSUs was $2.4 million, which is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's PSUs was $5.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

The following table shows the number of stock awards that were granted and vested, during the three months ended March 31, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2023	230,574	$12.27	543,422	$13.37
Granted	111,608	12.05	131,953	12.05
Vested - issued	(142,763)	10.89	(210,156)	12.15
Vested - unissued	(6,812)	15.16	—	—
Unvested units as of March 31, 2024	192,607	$13.07	465,219	$13.54

Employee Stock Purchase Plan (ESPP)

On June 8, 2023 the Company filed Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. The Company then opened enrollment for the first offering period that started July 1, 2023 and continued through December 31, 2023. There are two six month offering periods each year starting January 1 and July 1, with the purchase date on the last business day of each offering period.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three months ended March 31, 2024 was not material and no compensation expense was recognized in the three months ended March 31, 2023.

ESPP employee payroll contributions accrued as of March 31, 2024 and December 31, 2023 totaled $0.7 million and $0.9 million, respectively, and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" on the Condensed Consolidated Statement of Cash Flows.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of March 31, 2024 and December 31, 2023 are shown below:

	March 31, 2024	December 31, 2023
Estimated aggregate fair value	$678.0	$655.6
Aggregate carrying value (1)	686.7	671.3

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liability represents the fair value of future earn-out obligations that the Company may be required to pay in conjunction with past acquisitions upon the achievement of certain performance milestones. The earn-outs for the acquisitions are measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Operations.

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value as of March 31, 2024 and December 31, 2023, and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	March 31, 2024	December 31, 2023
Other current liabilities	$4.3	$0.4
Other liabilities	1.0	4.2

The following is a summary of changes to Level 3 instruments for the three months ended March 31, 2024:

Contingent Consideration
Balance, December 31, 2023	$4.6
Changes in fair value	0.7
Balance, March 31, 2024	$5.3

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

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized gain (loss) on the interest rate cap for the three months ended March 31, 2024 and 2023, respectively, is disclosed in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

Fuel Purchase Contracts

From time to time, we enter into fixed price swap contracts to purchase gasoline and diesel fuel to protect cash flows from the risks associated with fluctuations in fuel prices on a portion of anticipated future purchases. The fixed price swap contracts to purchase gasoline and diesel fuel are derivative instruments not designated as hedging instruments under Topic 815.

The following table summarizes the maturity dates, unit of measure and notional value for the Company's derivative instruments as of March 31, 2024:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2026)	Gallons	6.5

The following table sets forth the location and fair value of the Company’s derivative instruments as of March 31, 2024 and December 31, 2023 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedges	Balance Sheet location	March 31, 2024	December 31, 2023	Balance Sheet location	March 31, 2024	December 31, 2023
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$—	Accrued expenses	$1.6	$1.6
Interest rate cap - long-term	Other assets	2.0	1.7	Other liabilities	1.2	1.6

NOTE 15 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired by segment from the 2023 acquisitions:

	Material Handling	Construction	Total
Cash	$0.1	$0.9	$1.0
Accounts receivable	0.3	7.9	8.2
Inventories	0.8	37.6	38.4
Prepaid expenses and other current assets	—	0.8	0.8
Rental fleet	1.0	10.8	11.8
Property and equipment	0.1	1.8	1.9
Operating lease right-of-use assets	1.9	2.7	4.6
Other intangible assets	—	14.4	14.4
Goodwill	1.1	4.7	5.8
Other assets	—	0.3	0.3
Total assets	$5.3	$81.9	$87.2

Floor plan payable – new equipment	$—	$(9.2)	$(9.2)
Accounts payable	(0.7)	(9.3)	(10.0)
Customer deposits	—	(0.1)	(0.1)
Accrued expenses	—	(2.5)	(2.5)
Current operating lease liabilities	(0.2)	(0.4)	(0.6)
Current deferred revenue	—	(0.6)	(0.6)
Long-term operating lease liabilities	(1.7)	(2.3)	(4.0)
Deferred tax liability	—	(2.8)	(2.8)
Total liabilities	$(2.6)	$(27.2)	$(29.8)

Net assets acquired	$2.7	$54.7	$57.4

Assets acquired net of cash	$2.6	$53.8	$56.4

During 2024, we recorded adjustments to the purchase price allocation related to the Ault acquisition which were not significant individually or in the aggregate. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Expenditures for acquisitions, net of cash acquired" for the net current year impact of the 2023 acquisitions purchase price accounting adjustments. We describe our 2023 acquisitions in more detail in Note 15 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

The fair values of assets acquired and liabilities assumed are finalized for our 2023 acquisitions of M&G Materials Handling Co., Battery Shop of New England Inc., and Burris Equipment Company and are provisional with working capital, tax-related and purchase price allocation adjustments remaining open for Ault.

NOTE 16 — SEGMENTS

The Company has three reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities are included in "Corporate and Other". The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO to make decisions regarding the allocation of resources, to assess the Company’s operating performance and to make strategic decisions.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region of the U.S. as well as the Ontario and Quebec provinces of Canada.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York (excluding New York City), Florida and the New England region of the U.S. as well as the Ontario and Quebec provinces of Canada.

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

The following tables present the Company’s results of operations by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$94.1	$126.1	$9.1	$(0.7)	$228.6
Parts sales	24.9	45.9	2.5	(0.4)	72.9
Service revenues	33.8	30.1	0.1	—	64.0
Rental revenues	19.0	29.1	0.4	—	48.5
Rental equipment sales	2.5	24.4	0.7	—	27.6
Total revenues	$174.3	$255.6	$12.8	$(1.1)	$441.6
Interest expense	5.1	9.8	0.9	0.3	16.1
Depreciation and amortization	9.7	22.9	1.1	0.3	34.0
Income (loss) before taxes	0.6	(10.0)	(2.0)	(4.7)	(16.1)

	Three Months Ended March 31, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$87.5	$112.1	$23.5	$(3.5)	$219.6
Parts sales	25.0	40.9	2.9	(0.4)	68.4
Service revenues	32.9	27.2	0.1	—	60.2
Rental revenues	18.0	25.3	0.2	—	43.5
Rental equipment sales	1.4	27.6	—	—	29.0
Total revenues	$164.8	$233.1	$26.7	$(3.9)	$420.7
Interest expense	3.9	6.6	0.8	0.7	12.0
Depreciation and amortization	8.1	18.8	1.1	0.1	28.1
Income (loss) before taxes	5.1	(1.6)	3.4	(5.8)	1.1

The following table presents the Company’s identified assets by reportable segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Material Handling	$466.8	$474.3
Construction Equipment	975.9	947.6
Master Distribution	85.8	85.9
Corporate and Other	34.8	63.1
Total assets	$1,563.3	$1,570.9

NOTE 17 — EARNINGS PER SHARE

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

Basic and diluted EPS for the three months ended March 31, 2024 and 2023 were calculated as follows:

	Three Months Ended March 31,
	2024	2023
Basic net (loss) income per share
Net (loss) income available to common stockholders	$(12.7)	$0.2
Basic weighted average common shares outstanding	33,108,695	32,223,221
Basic net (loss) income per share of common stock	$(0.38)	$0.01
Diluted (loss) income per share
Net (loss) income available to common stockholders	$(12.7)	$0.2
Basic weighted average common shares outstanding	33,108,695	32,223,221
Effect of dilutive securities:
Effect of dilutive securities	—	207,494
Diluted weighted average common shares outstanding	33,108,695	32,430,715
Diluted net (loss) income per share of common stock	$(0.38)	$0.01

Approximately 1,161,000 securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024, because the inclusion of such securities in the calculation would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Business Description

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

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals and
(v)
rental equipment sales.

We have operated as an equipment dealership for 40 years and have developed a branch network that includes over 85 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service and rental offerings. Additionally, we provide warehouse design and build services, automated equipment installation and system integration solutions within our Material Handling segment.

Within our territories, we are primarily the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs, including Hyster-Yale, Volvo, JCB, CNH, Develon, McCloskey, and Kubota, among many others as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as an internationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, given the Company’s successful history with electrified forklifts, battery charging and power generation as well as our material handling customer base, where customers typically employ large fleets of commercial over-the-road vehicles in their day-to-day operations, we are pursuing a strategy focused on the distribution and powering of commercial electric vehicles in the over-the-road vehicle segment. While our electromobility (“e-mobility”) business, and the industry in general, is in its early stages of development, we believe that our first-mover advantage and expertise in this emerging market represents an exciting future growth opportunity.

We are committed to providing our customers with a best-in-class equipment dealership experience. Our customers are principally focused on equipment reliability and uptime, and our teams of skilled technicians and commitment to service are key to establishing and maintaining long-term customer relationships, representing a critical competitive advantage for the Company. Parts and service are also our most predictable and profitable businesses, with the dealership model structured to drive aftermarket parts and service revenues. Through our new and used equipment sales and our sale of lightly-used rental fleet, we populate our exclusive territories with serviceable equipment. As the field population ages, we capitalize on aftermarket parts and service sales through the equipment maintenance cycle.

Strategic Acquisitions

Our growth strategy is predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long term, will be accretive to our financial performance.

Business Segments

For a detailed description of our business segments, refer to Note 16, Segments.

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) activities, and consist of:

New equipment sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our material handling equipment offerings which include, but are not limited to, automated equipment and related installation, warehouse systems integration solutions and related controls software.

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

Parts sales. We sell replacement parts to customers and supply parts to our own rental fleet. Our in-house parts inventory is extensive such that we are able to provide timely service support to our customers. The majority of our parts inventory is made up of OEM replacement parts for those OEMs with which we have exclusive agreements to sell new equipment.

Service revenues. We provide maintenance and repair services for customer-owned equipment and maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 45% of our employees are skilled service technicians.

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $601.0 million as of March 31, 2024. The original acquisition cost of our rental fleet excludes $8.3 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental equipment sales. We also sell rental equipment from our rental fleet. In our Construction Equipment segment, our rental equipment sales are primarily related to lightly-used equipment that is in the initial years of its useful life. Selling lightly-used construction equipment from our rental fleet allows us to meet customer demand for specific model years of equipment at various price points (versus only offering brand new equipment to the market). Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-based equipment field population within our territories and ultimately yield high-margin parts and service revenues for us.

Principal Costs and Expenses

Our cost of revenues are primarily related to the costs associated with the sale or rental of equipment and product support activities, which include direct labor costs for our skilled technicians. Our operating expenses consist principally of selling, general and administrative expenses, which primarily include personnel costs associated with our sales and administrative staff and expenses associated with the deployment of our service vehicle fleet and occupancy expenses. In addition, we have interest expense related to our floor plan payables, finance leases, line of credit, and senior secured second lien notes. These principal costs and expenses are described further below:

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

Rental depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for information on our rental equipment depreciation methods.

Rental equipment sales. Cost of previously rented equipment sold consists of the net book value (e.g., net of accumulated depreciation) of rental equipment sold from our rental fleet.

Operating expenses. These costs are comprised of three main components: personnel, operational, and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation and employee benefits, such as medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, IT, office and shop supplies, general corporate costs, depreciation on non-sales and rental related assets, and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes, and building insurance.

Other expense, net. This section of the Condensed Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is driven by our OEM floor plan financing arrangements, line of credit, senior secured second lien notes, and finance lease arrangements.

Results of Operations

The three months ended March 31, 2024 and 2023

Consolidated Results

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$228.6	$219.6	$9.0	4.1%
Parts sales	72.9	68.4	4.5	6.6%
Service revenues	64.0	60.2	3.8	6.3%
Rental revenues	48.5	43.5	5.0	11.5%
Rental equipment sales	27.6	29.0	(1.4)	(4.8)%
Total revenues	441.6	420.7	20.9	5.0%
Cost of revenues:
New and used equipment sales	192.4	179.0	13.4	7.5%
Parts sales	48.3	45.4	2.9	6.4%
Service revenues	27.0	25.1	1.9	7.6%
Rental revenues	6.7	6.1	0.6	9.8%
Rental depreciation	27.1	22.9	4.2	18.3%
Rental equipment sales	19.5	20.9	(1.4)	(6.7)%
Total cost of revenues	321.0	299.4	21.6	7.2%
Gross profit	120.6	121.3	(0.7)	(0.6)%
General and administrative expenses	114.6	104.0	10.6	10.2%
Non-rental depreciation and amortization	6.9	5.2	1.7	32.7%
Total operating expenses	121.5	109.2	12.3	11.3%
(Loss) income from operations	(0.9)	12.1	(13.0)	(107.4)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.8)	(1.5)	(1.3)	86.7%
Interest expense – other	(13.3)	(10.5)	(2.8)	26.7%
Other income	0.9	1.0	(0.1)	(10.0)%
Total other expense, net	(15.2)	(11.0)	(4.2)	38.2%
(Loss) income before taxes	(16.1)	1.1	(17.2)	NM
Income tax (benefit) provision	(4.2)	0.1	(4.3)	NM
Net (loss) income	(11.9)	1.0	(12.9)	NM
Preferred stock dividends	(0.8)	(0.8)	—	—
Net (loss) income available to common stockholders	$(12.7)	$0.2	$(12.9)	NM
NM - calculated change not meaningful

	Percent of Revenues
	Three Months Ended March 31,
	2024	2023
Revenues:
New and used equipment sales	51.8%	52.2%
Parts sales	16.4%	16.3%
Service revenues	14.5%	14.3%
Rental revenues	11.0%	10.3%
Rental equipment sales	6.3%	6.9%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.6%	42.5%
Parts sales	10.9%	10.8%
Service revenues	6.1%	6.0%
Rental revenues	1.6%	1.5%
Rental depreciation	6.1%	5.4%
Rental equipment sales	4.4%	5.0%
Total cost of revenues	72.7%	71.2%
Gross profit	27.3%	28.8%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Total revenues	$441.6	$420.7	$20.9	5.0%
Acquisitions revenues	17.3	—
Organic revenues:
New and used equipment sales	218.5	219.6	(1.1)	(0.5)%
Parts sales	69.2	68.4	0.8	1.2%
Service revenues	62.6	60.2	2.4	4.0%
Rental revenues	46.6	43.5	3.1	7.1%
Rental equipment sales	27.4	29.0	(1.6)	(5.5)%
Total organic revenues	$424.3	$420.7	$3.6	0.9%

The above table contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measure used by the Company is organic revenues and growth rates associated with organic revenues. We define organic revenue growth as revenue growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Pursuant to the requirements of Regulation G, we have provided a reconciliation of organic revenues to the most directly comparable GAAP financial measure in the table above and in subsequent tables, where applicable, in management's discussion and analysis of our individual business segments. This measure is supplemental to, and should be used in conjunction with, the most comparable GAAP measure. Management uses this non-GAAP financial measure to monitor and evaluate financial results and trends.

Revenues: Consolidated revenues increased by $20.9 million, or 5.0%, to $441.6 million for the three months ended March 31, 2024 as compared to the same period last year. Organic sales growth in the three months ended March 31, 2024 reached 0.9% compared to the same period last year. Despite headwinds from higher interest rates, inflation and tight labor markets, we have experienced continued demand for our products and services as the fundamentals in many of the markets we serve remain solid. Nonetheless, demand for our construction equipment has historically been lower in the winter months, and equipment rental and service revenues will generally correlate to the levels of current construction activities, so severe winter weather conditions typically have a negative impact on our business in our northern territories in the first quarter of our fiscal year and can lead to large variances when comparing quarterly performance on a sequential basis. Our performance for the period ended March 31, 2024, in line with our history, was again negatively impacted by winter weather. Further, a milder than normal winter in our northern geographies this year reduced snow-related equipment sales, rental and service activity, which typically mitigates some of the negative impacts of the construction “off-season” in our Construction Equipment segment.

In the three months ended March 31, 2024, organic new and used equipment revenues remained relatively steady, decreasing a modest 0.5%, against a strong comparative three months ended March 31, 2023 when supply of new equipment was in the initial phase of meeting high levels of pent-up demand that existed post-pandemic. This dynamic was most prominent in our Master Distribution segment, which sells equipment to stocking dealers, as segment revenues for the three months ended March 31, 2024 were down $13.9 million from the prior year same period. While new and used equipment revenues stagnated versus the same period last year, our product support departments (parts and service) grew 2.5% organically during the quarter. Our rental business remained strong for the period as rental revenues grew 7.1% organically on higher rates and increased fleet on rent when compared to the same period last year. Rental equipment sales declined 5.5% for the three months ended March 31, 2024 as compared to the same period last year, primarily related to the heightened demand for lightly-used equipment in the first quarter of 2023.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Consolidated	GP%	GP%	GP%
New and used equipment sales	15.8%	18.5%	(2.7)%
Parts sales	33.7%	33.6%	0.1%
Service revenues	57.8%	58.3%	(0.5)%
Rental revenues	30.3%	33.3%	(3.0)%
Rental equipment sales	29.3%	27.9%	1.4%

Consolidated gross profit	27.3%	28.8%	(1.5)%

The consolidated gross profit for the three months ended March 31, 2024 was 27.3%, a 150 basis point decrease from the 28.8% for the same period in 2023. New and used equipment sales margins decreased 270 basis points to 15.8%, a reflection of sales mix, as we generated less volume from our higher-margin warehouse solutions platform, Peaklogix, and our Master Distribution segment in the period when compared to the same period last year. With inventory availability normalizing, new and used equipment sales margins in our core businesses (construction and material handling) have also normalized modestly from pricing highs experienced in the prior year. However, on sales of our rental equipment, our flexible rent-to-sell model, which allows us to sell previously depreciated but well-maintained rental fleet, led to a 140 basis point increase when comparing the year-over-year periods. Parts and service gross margins remained consistent year to date when compared to the same time last year, improving 10 basis points and declining 50 basis points for each department, respectively. We realized a 300 basis point decrease in rental revenues gross margin for the three months ended March 31, 2024, largely a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense.

Operating expenses: Consolidated operating expenses increased by $12.3 million to $121.5 million for the three months ended March 31, 2024 compared to the same period last year. The increase is primarily driven by the full period impact from our 2023 acquisitions. Organic headcount growth and rising costs of employment, such as wages and benefits, largely account for the remainder of the increase.

Other expense, net: Consolidated other expense, net for the three months ended March 31, 2024 was $15.2 million compared to $11.0 million for the same period in 2023. The increase is primarily due to an increase in interest expense from higher interest rates and more debt outstanding as a result of debt-financed acquisitions in the fourth quarter of 2023 and higher inventory and rental fleet levels relative to the first quarter of 2023.

Provision for income taxes: The Company recorded a $4.2 million income tax benefit and $0.1 million income tax expense for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit was a result of the losses incurred during the 2024 period.

Material Handling Results

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$94.1	$87.5	$6.6	7.5%
Parts sales	24.9	25.0	(0.1)	(0.4)%
Service revenues	33.8	32.9	0.9	2.7%
Rental revenues	19.0	18.0	1.0	5.6%
Rental equipment sales	2.5	1.4	1.1	78.6%
Total revenues	174.3	164.8	9.5	5.8%
Cost of revenues:
New and used equipment sales	76.3	68.5	7.8	11.4%
Parts sales	15.5	15.6	(0.1)	(0.6)%
Service revenues	14.1	14.1	—	—
Rental revenues	2.7	2.1	0.6	28.6%
Rental depreciation	7.5	6.1	1.4	23.0%
Rental equipment sales	1.5	0.9	0.6	66.7%
Total cost of revenues	117.6	107.3	10.3	9.6%
Gross profit	56.7	57.5	(0.8)	(1.4)%
General and administrative expenses	48.9	43.0	5.9	13.7%
Non-rental depreciation and amortization	2.2	2.0	0.2	10.0%
Total operating expenses	51.1	45.0	6.1	13.6%
Income from operations	5.6	12.5	(6.9)	(55.2)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.9)	(0.5)	(0.4)	80.0%
Interest expense – other	(4.2)	(3.4)	(0.8)	23.5%
Other income (expense)	0.1	(3.5)	3.6	(102.9)%
Total other expense, net	(5.0)	(7.4)	2.4	(32.4)%
Income before taxes	$0.6	$5.1	$(4.5)	(88.2)%

	Percent of Revenues
	Three Months Ended March 31,
	2024	2023
Revenues:
New and used equipment sales	54.0%	53.1%
Parts sales	14.3%	15.2%
Service revenues	19.4%	20.0%
Rental revenues	10.9%	10.9%
Rental equipment sales	1.4%	0.8%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.8%	41.6%
Parts sales	8.9%	9.5%
Service revenues	8.1%	8.6%
Rental revenues	1.5%	1.2%
Rental depreciation	4.3%	3.7%
Rental equipment sales	0.9%	0.5%
Total cost of revenues	67.5%	65.1%
Gross profit	32.5%	34.9%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Total revenues	$174.3	$164.8	$9.5	5.8%
Acquisitions revenues	1.4	—
Organic revenues:
New and used equipment sales	93.7	87.5	6.2	7.1%
Parts sales	24.5	25.0	(0.5)	(2.0)%
Service revenues	33.3	32.9	0.4	1.2%
Rental revenues	18.9	18.0	0.9	5.0%
Rental equipment sales	2.5	1.4	1.1	78.6%
Total organic revenues	$172.9	$164.8	$8.1	4.9%

Revenues: Material Handling segment revenues increased by $9.5 million to $174.3 million for the three months ended March 31, 2024 as compared to the same period last year. Organically, the segment revenues increased 4.9% year to date over the same period in the prior year based on a favorable demand backdrop and equipment availability, allowing for throughput on our equipment sales backlog. On an organic basis, product support revenues, made up of the combined parts and service departments, remained relatively stable, decreasing slightly by 0.2%, with similar service call volumes when compared to the same period last year. Rental revenues increased 5.0% on an organic basis for the three months ended March 31, 2024 as compared to the same period last year on higher rental rates and nominal level of fleet on rent. Rental equipment sales increased $1.1 million organically, or 78.6%, on low volume as we dispose of rental equipment that has reached the end of its useful life in our fleet.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
	GP%	GP%	GP%
New and used equipment sales	18.9%	21.7%	(2.8)%
Parts sales	37.8%	37.6%	0.2%
Service revenues	58.3%	57.1%	1.2%
Rental revenues	46.3%	54.4%	(8.1)%
Rental equipment sales	40.0%	35.7%	4.3%

Segment gross profit	32.5%	34.9%	(2.4)%

Material Handling gross profit for the three months ended March 31, 2024 decreased 240 basis points to 32.5% compared to the same period in 2023. New and used equipment gross margins compressed due to sales mix variances, with reduced sales coming from Peaklogix, our higher margin warehousing solutions platform, and increased competitive pressures from increased availability of equipment in the marketplace relative to the prior year. Parts gross margins have remained relatively consistent year over year and in line with expectations. The 120 basis point service margin increase for the three months ended March 31, 2024 compared to the prior year same period can be attributed to margin improvements in each major service category: customer, warranty, and fleet work. Rental revenues gross margins have declined 810 basis points primarily due to replenishing and increasing the size of our rental fleet and the associated incremental increase in depreciation expense. Rental equipment sales margins remained relatively consistent and in line with expectations on low volume of sales.

Operating expenses: Material Handling operating expenses increased by $6.1 million to $51.1 million for the three months ended March 31, 2024 as compared to the same period last year, mainly due to the full period impact from the M&G acquisition in March 2023, personnel-related cost increases in wages and benefits, and a $3.7 million change in the Condensed Consolidated Statements of Operations classification of the intercompany allocation of shared service expenses with an offsetting impact in Other income (expense).

Other expense, net: Material Handling other expense, net decreased by $2.4 million to $5.0 million for the three months ended March 31, 2024 as compared to the same period last year. The decrease is mainly related to the aforementioned change in intercompany expense allocation for shared service functions and contingent consideration adjustments for previous acquisitions partially offset by increased interest expense associated with an increase in total borrowings used to support a larger rental fleet, higher inventory levels, and debt-financed acquisitions, combined with a rise in interest rates on our floating-rate debt versus the same period last year.

Construction Equipment Results

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$126.1	$112.1	$14.0	12.5%
Parts sales	45.9	40.9	5.0	12.2%
Service revenues	30.1	27.2	2.9	10.7%
Rental revenues	29.1	25.3	3.8	15.0%
Rental equipment sales	24.4	27.6	(3.2)	(11.6)%
Total revenues	255.6	233.1	22.5	9.7%
Cost of revenues:
New and used equipment sales	110.0	96.3	13.7	14.2%
Parts sales	31.7	28.6	3.1	10.8%
Service revenues	12.8	10.9	1.9	17.4%
Rental revenues	4.0	4.0	—	—
Rental depreciation	19.2	16.5	2.7	16.4%
Rental equipment sales	17.6	19.9	(2.3)	(11.6)%
Total cost of revenues	195.3	176.2	19.1	10.8%
Gross profit	60.3	56.9	3.4	6.0%
General and administrative expenses	57.2	47.4	9.8	20.7%
Non-rental depreciation and amortization	3.7	2.3	1.4	60.9%
Total operating expenses	60.9	49.7	11.2	22.5%
(Loss) income from operations	(0.6)	7.2	(7.8)	(108.3)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.6)	(0.9)	(0.7)	77.8%
Interest expense – other	(8.2)	(5.7)	(2.5)	43.9%
Other income (expense)	0.4	(2.2)	2.6	(118.2)%
Total other expense, net	(9.4)	(8.8)	(0.6)	6.8%
Loss before taxes	$(10.0)	$(1.6)	$(8.4)	525.0%

	Percent of Revenues
	Three Months Ended March 31,
	2024	2023
Revenues:
New and used equipment sales	49.3%	48.1%
Parts sales	18.0%	17.5%
Service revenues	11.8%	11.7%
Rental revenues	11.4%	10.9%
Rental equipment sales	9.5%	11.8%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.0%	41.3%
Parts sales	12.4%	12.3%
Service revenues	5.0%	4.7%
Rental revenues	1.6%	1.7%
Rental depreciation and amortization	7.5%	7.1%
Rental equipment sales	6.9%	8.5%
Total cost of revenues	76.4%	75.6%
Gross profit	23.6%	24.4%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Total revenues	$255.6	$233.1	$22.5	9.7%
Acquisitions revenues	15.9	—
Organic revenues:
New and used equipment sales	116.4	112.1	4.3	3.8%
Parts sales	42.6	40.9	1.7	4.2%
Service revenues	29.2	27.2	2.0	7.4%
Rental revenues	27.3	25.3	2.0	7.9%
Rental equipment sales	24.2	27.6	(3.4)	(12.3)%
Total organic revenues	$239.7	$233.1	$6.6	2.8%

Revenues: Construction Equipment segment revenues increased by $22.5 million to $255.6 million for the three months ended March 31, 2024 as compared to the same period last year. Organic segment revenues increased 2.8% for the three months ended March 31, 2024 over the same period in the prior year, amid a stable demand backdrop. New and used equipment sales increased organically by $4.3 million, or 3.8%, while rental equipment sales decreased for the three months ended March 31, 2024 by $3.4 million, resulting in overall equipment sales comparable to prior year same period. New equipment availability increased throughout the industry, resulting in an increased competitive environment compared to a year ago. With the greater availability of new equipment, our sales mix shifted toward new equipment and away from sales out of our rental fleet. Product support revenues increased 5.4% organically due to higher technician headcount and favorable pricing. Rental revenues increased 7.9%, on an organic basis for the three months ended March 31, 2024 as compared to the same period last year primarily attributable to an increased rental rate environment and a greater dollar amount of fleet on rent between the comparable periods.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
	GP%	GP%	GP%
New and used equipment sales	12.8%	14.1%	(1.3)%
Parts sales	30.9%	30.1%	0.8%
Service revenues	57.5%	59.9%	(2.4)%
Rental revenues	20.3%	19.0%	1.3%
Rental equipment sales	27.9%	27.9%	—

Segment gross profit	23.6%	24.4%	(0.8)%

Construction Equipment gross profit decreased by 80 basis points to 23.6% in the three months ended March 31, 2024 from 24.4% in the same period in 2023. New and used equipment sales margins decreased 130 basis points to 12.8%, primarily related to greater equipment supply in the market resulting in more normalized equipment sales margins this year when compared to the same period last year. The flexibility afforded by the availability of new equipment in our markets allowed for a more deliberate approach to rental equipment sales which led to rental equipment sales margins remaining flat despite lower sales volume when comparing the year-over-year periods. Our "rent-to-sell" approach in our Construction Equipment segment allows us to offer differing, well-maintained, vintages of equipment at various price points to a wide range of customers and applications with the goal of increasing our equipment field population leading to additional future high-margin product support revenues. Parts sales margins for the three months ended March 31, 2024 remained consistent when compared to the same time last year and in line with expectations. Service gross margins decreased by 240 basis points year over year on increased non-billable time as the mild winter in our northern regions led to less heavy machinery being used on soft grounds and there were fewer instances of snow equipment repair or startup issues related to extreme cold. Rental revenues gross margin for the three months ended March 31, 2024 increased 130 basis points from a year ago, primarily related to lower repair and maintenance costs associated with the fleet, on a relative basis, year over year.

Operating expenses: Construction Equipment operating expenses increased by $11.2 million to $60.9 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase is mainly due to the full period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023 but is also influenced by general headcount increases in the segment reflected in higher wage levels, and rising benefit costs. Lastly, a $3.0 million change in the Condensed Consolidated Statements of Operations classification of the allocation of intercompany expenses for shared service functions increases the level of operating expenses compared to the prior year but are offset by a reduction of expense allocated in Other expense, net.

Other expense, net: Construction Equipment other expense, net increased by $0.6 million to $9.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The variance was mainly due to the increase in interest rates on our floating-rate debt and the interest expense related to a larger rental fleet and higher inventory levels partially offset by the aforementioned change in shared service function intercompany segment allocations.

Master Distribution Results

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$9.1	$23.5	$(14.4)	(61.3)%
Parts sales	2.5	2.9	(0.4)	(13.8)%
Service revenues	0.1	0.1	—	—
Rental revenues	0.4	0.2	0.2	100.0%
Rental equipment sales	0.7	—	0.7	NA
Total revenues	12.8	26.7	$(13.9)	(52.1)%
Cost of revenues:
New and used equipment sales	6.8	17.3	$(10.5)	(60.7)%
Parts sales	1.5	1.5	—	—
Service revenues	0.1	0.1	—	—
Rental depreciation	0.2	0.2	—	—
Rental equipment sales	0.4	—	0.4	NA
Total cost of revenues	9.0	19.1	$(10.1)	(52.9)%
Gross profit	3.8	7.6	$(3.8)	(50.0)%
General and administrative expenses	4.0	2.5	$1.5	60.0%
Non-rental depreciation and amortization	0.9	0.9	—	—
Total operating expenses	4.9	3.4	$1.5	44.1%
(Loss) income from operations	(1.1)	4.2	$(5.3)	(126.2)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.1)	$(0.2)	200.0%
Interest expense – other	(0.6)	(0.7)	0.1	(14.3)%
Total other expense, net	(0.9)	(0.8)	$(0.1)	12.5%
(Loss) income before taxes	$(2.0)	$3.4	$(5.4)	(158.8)%

	Percent of Revenues
	Three Months Ended March 31,
	2024	2023
Revenues:
New and used equipment sales	71.1%	88.0%
Parts sales	19.5%	10.9%
Service revenues	0.8%	0.4%
Rental revenues	3.1%	0.7%
Rental equipment sales	5.5%	—
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	53.1%	64.8%
Parts sales	11.7%	5.6%
Service revenues	0.8%	0.4%
Rental depreciation and amortization	1.6%	0.7%
Rental equipment sales	3.1%	—
Total cost of revenues	70.3%	71.5%
Gross profit	29.7%	28.5%

Revenues: Master Distribution segment revenues for the three months ended March 31, 2024 were $12.8 million, a decrease of $13.9 million from the prior year same period. This variance is primarily related to, 1) the Master Distribution segments business model, which is to sell equipment to sub-dealers that hold stock inventory and ultimately sell to end users and, 2) the supply and demand dynamic that existed in the first quarter of 2023, as supply of new equipment was in the initial phase of meeting high levels of pent-up post-pandemic demand and our Master Distribution sub-dealers fulfilled stocking needs. This dealer-stocking dynamic led to higher than typical sales volume for our Master Distribution for the three months ended March 31, 2023. Parts sales were slightly down based on mix, as we sold multiple large component parts in the three months ended March 31, 2023 when compared to the same period this year.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	2024 versus 2023
	GP%	GP%	GP%
New and used equipment sales	25.3%	26.4%	(1.1)%
Parts sales	40.0%	48.3%	(8.3)%
Rental revenues	50.0%	—	50.0%
Rental equipment sales	42.9%	NA	NA

Segment gross profit	29.7%	28.5%	1.2%

Gross profit margin on new and used equipment sales were 25.3%, down slightly from prior year but in line with expectations. Parts gross profit margin was 40.0% for the three months ended March 31, 2024, down 830 basis points compared to the same period last year primarily related to the aforementioned large component parts sales in first quarter of last year.

Operating expenses: Master Distribution segment operating expenses were $4.9 million for the year ended March 31, 2024, an increase of $1.5 million primarily related to non-cash adjustments for contingent consideration earnouts associated with the acquisition of Ecoverse in November 2022. Personnel costs, such as wages and commissions, and sales-related expenses are the primary operating expenses of the Master Distribution segment and remained flat year over year.

Other expense, net: Master Distribution other expense was $0.9 million for the three months ended March 31, 2024 a slight increase over prior year primarily due to higher floor plan interest expense from higher interest rates and inventory levels.

Liquidity and Capital Resources

The three months ended March 31, 2024 and 2023 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2024, operating activities resulted in net cash used in operations of $11.9 million. Our reported net loss of $11.9 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, and stock-based compensation, provided net cash inflows of $17.8 million. Changes in working capital included $66.3 million of inventory purchased (of which $38.8 million has been transferred into our rental fleet for replenishment and growth purposes), and an $8.0 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $27.6 million due to proceeds from the sale of rental equipment, $0.4 million in net inflows related to manufacturer floor plans, and a $5.0 million net change in prepaid expenses and other assets and unfavorably impacted by a $4.4 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and leases, deferred revenue, net of current portion and other liabilities.

For the three months ended March 31, 2023, operating activities resulted in net cash used in operations of $20.1 million. Our cash flows from operating activities related to net income adjusted for non-cash income and expenses, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, and stock-based compensation, generated $23.9 million for the three months ended March 31, 2023. This was partially offset by $44.0 million of net working capital investments. Changes in working capital included $114.3 million of inventory purchased (of which $42.7 million was transferred into our rental fleet for replenishment and growth purposes), and a $1.3 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $29.0 million due to proceeds from the sale of rental equipment, $57.0 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $6.5 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and a $10.5 million net change in prepaid expenses and other assets and leases, deferred revenue, net of current portion and other liabilities.

Cash Flow from Investing Activities. For the three months ended March 31, 2024, our cash used in investing activities was $18.1 million. This was mainly due to $18.2 million purchases of rental equipment, non-rental property and equipment, and other investing activities partially offset by $0.1 million proceeds from the sale of non-rental property and equipment.

For the three months ended March 31, 2023, our cash used in investing activities was $18.9 million. This was mainly due to $17.7 million purchases of rental equipment and non-rental property and equipment and $1.7 million net use of cash for 2023 acquisitions and adjustments to the purchase prices of our 2022 acquisitions partially offset by $0.5 million of proceeds from other investing activities.

Cash Flow from Financing Activities. For the three months ended March 31, 2024, cash provided by financing activities was $4.6 million. This cash inflow was mainly due to $12.9 million of net borrowings under our line of credit which funded the increase in net working capital previously noted. Additionally, there were net borrowings of $1.9 million related to non-manufacturer floor plans. These cash inflows were partially offset by payments of $2.7 million for preferred and common stock dividends, $5.5 million related to other financing activities and $2.0 million payments on finance lease obligations.

For the three months ended March 31, 2023, cash provided by financing activities was $37.9 million. The favorable impact was mainly due to $38.3 million of net proceeds under our line of credit, which funded the increase in net working capital and rental fleet as previously noted, net borrowings of $1.0 million related to non-manufacturer floor plans and $2.4 million related to other financing activities. These cash inflows were partially offset by $2.7 million related to preferred and common stock dividend payments and $1.1 million payments on finance lease obligations.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $5.6 million in cash for the period ended March 31, 2024. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended March 31, 2024 was $51.7 million, including $38.8 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $27.6 million for the period ended March 31, 2024 as our business model is to sell lightly-used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2024, we had $173.1 million of available borrowings under the revolving line of credit and floor plans.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. See Note 2 to our condensed consolidated financial statements for a summary of our significant accounting policies.

Additionally, see Note 2 to the consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of interest rate risk associated with our variable and fixed rate debt, prices of certain commodities and foreign currency exchange rate risks. From time to time, we employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities ("Floor Plan Rates") are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of March 31, 2024 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At March 31, 2024 and December 31, 2023, we had $330.0 million and $317.5 million, respectively, outstanding borrowings under the ABL Facility. At March 31, 2024 and December 31, 2023, we had $399.4 million and $397.5 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of March 31, 2024, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $3.3 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $315.0 million which are due in 2026. We do not have any exposure to changing interest rates as of March 31, 2024 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of March 31, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are a combination of processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024.

Refer to Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K for more information on the conclusion that our internal control over financial reporting was effective as of December 31, 2023. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

No shares were repurchased during the three months ended March 31, 2024. The Company has $12.5 million of remaining authorization as of March 31, 2024.

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

10.3

First amendment to Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated December 23, 2021, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.3 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024).

10.4

First amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated December 20, 2021, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.4 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

10.5

Second amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated July 7, 2022, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.5 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

10.6

Third amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated June 28, 2023, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.6 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024).

10.7

Fourth amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated November 22, 2023, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.7 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

10.8

Fifth amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated February 28, 2024, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.8 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

10.9

Sixth amendment to Sixth Amended and Restated Floor Plan First Lien Credit Agreement, dated February 28, 2024, among Alta Equipment Group Inc., its subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.9 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

10.10

Intercreditor Agreement, dated April 1, 2021, between JPMORGAN CHASE BANK, N.A., as Administrative Agent for the ABL First Lien Secured Parties, WILMINGTON TRUST, NATIONAL ASSOCIATION, as collateral agent for the Second Lien Secured Parties, and acknowledged by Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York, LLC and PEAKLOGIX, LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on April 11, 2019).

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

10.18	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022).
10.19	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.20	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.13 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022).
10.21	Form of 2022 Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.14 on Form 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
10.22	Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 001-38864) filed by the Company on June 8, 2023).
13.1	December 31, 2023 Annual Report to Security Holders on Form 10-K (incorporated by reference to 10-K (File No. 001-38864) filed by the Company on March 14, 2024).
14.1	Code of Conduct Policy, adopted on July 1, 2019. (incorporated by reference to Exhibit 14.1 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)
22.1	Indenture Guarantors of the Company (incorporated by reference to Exhibit 22.1 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy as updated February 13, 2024.(incorporated by reference to Exhibit 97.1 on Form 10-K (File No. 001-38864) filed by the Company on March 14, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: May 8, 2024	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer)