Form 10-Q
period 2024-06-30
ALTA EQUIPMENT GROUP INC.
filed 2024-08-07
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38864

ALTA EQUIPMENT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2583782
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13211 Merriman Road, Livonia, Michigan 48150

(Address of principal executive offices)(Zip Code)

(248) 449-6700

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2024, there were 33,092,539 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, income or loss, projected costs, prospects, plans and objectives of management.

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
•
fluctuations in interest rates;
•
the demand and market price for our equipment and product support;
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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash	$4.5	$31.0
Accounts receivable, net of allowances of $14.5 and $12.4 as of June 30, 2024 and December 31, 2023, respectively	251.9	249.3
Inventories, net	547.3	530.7
Prepaid expenses and other current assets	32.2	27.0
Total current assets	835.9	838.0

NON-CURRENT ASSETS
Property and equipment, net	485.4	464.8
Operating lease right-of-use assets, net	110.1	110.9
Goodwill	78.1	76.7
Other intangible assets, net	61.2	66.3
Other assets	20.6	14.2
TOTAL ASSETS	$1,591.3	$1,570.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$298.4	$297.8
Floor plan payable – used and rental equipment	99.9	99.5
Current portion of long-term debt	9.4	7.7
Accounts payable	93.8	97.0
Customer deposits	19.1	17.4
Accrued expenses	52.5	59.7
Current operating lease liabilities	15.5	15.9
Current deferred revenue	14.6	16.2
Other current liabilities	7.2	23.9
Total current liabilities	610.4	635.1

NON-CURRENT LIABILITIES
Line of credit, net	214.2	315.9
Long-term debt, net of current portion	477.4	312.3
Finance lease obligations, net of current portion	35.7	31.1
Deferred revenue, net of current portion	4.1	4.2
Long-term operating lease liabilities, net of current portion	99.7	99.6
Deferred tax liabilities	10.8	7.7
Other liabilities	13.8	15.3
TOTAL LIABILITIES	1,466.1	1,421.2
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both June 30, 2024 and December 31, 2023 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,950,141 and 32,369,820 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	240.7	233.8
Treasury stock at cost, 1,093,516 and 862,182 shares of common stock held at June 30, 2024 and December 31, 2023, respectively	(7.9)	(5.9)
Accumulated deficit	(105.6)	(76.4)
Accumulated other comprehensive loss	(2.0)	(1.8)
TOTAL STOCKHOLDERS’ EQUITY	125.2	149.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,591.3	$1,570.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	$251.5	$254.6	$480.1	$474.2
Parts sales	78.0	71.3	150.9	139.7
Service revenues	66.2	59.7	130.2	119.9
Rental revenues	53.7	49.6	102.2	93.1
Rental equipment sales	38.7	33.2	66.3	62.2
Total revenues	488.1	468.4	929.7	889.1
Cost of revenues:
New and used equipment sales	211.9	210.3	404.3	389.3
Parts sales	50.9	47.5	99.2	92.9
Service revenues	26.9	25.4	53.9	50.5
Rental revenues	6.2	6.2	12.9	12.3
Rental depreciation	30.8	27.6	57.9	50.5
Rental equipment sales	29.4	24.6	48.9	45.5
Total cost of revenues	356.1	341.6	677.1	641.0
Gross profit	132.0	126.8	252.6	248.1
General and administrative expenses	114.5	105.2	229.1	209.2
Non-rental depreciation and amortization	7.2	5.4	14.1	10.6
Total operating expenses	121.7	110.6	243.2	219.8
Income from operations	10.3	16.2	9.4	28.3
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.7)	(1.9)	(5.5)	(3.4)
Interest expense – other	(16.5)	(11.8)	(29.8)	(22.3)
Other income	1.0	0.2	1.9	1.2
Loss on extinguishment of debt	(6.7)	—	(6.7)	—
Total other expense, net	(24.9)	(13.5)	(40.1)	(24.5)
(Loss) income before taxes	(14.6)	2.7	(30.7)	3.8
Income tax (benefit) provision	(2.7)	0.3	(6.9)	0.4
Net (loss) income	(11.9)	2.4	(23.8)	3.4
Preferred stock dividends	(0.7)	(0.7)	(1.5)	(1.5)
Net (loss) income available to common stockholders	$(12.6)	$1.7	$(25.3)	$1.9
Basic (loss) income per share	$(0.38)	$0.05	$(0.76)	$0.06
Diluted (loss) income per share	$(0.38)	$0.05	$(0.76)	$0.06
Basic weighted average common shares outstanding	33,239,620	32,368,112	33,174,158	32,296,067
Diluted weighted average common shares outstanding	33,239,620	32,731,422	33,174,158	32,581,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(11.9)	$2.4	$(23.8)	$3.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	0.7	(1.6)	0.8
Change in fair value of derivative, net of tax	0.7	1.6	1.4	1.2
Total other comprehensive income (loss) (1)	0.2	2.3	(0.2)	2.0
Comprehensive (loss) income	$(11.7)	$4.7	$(24.0)	$5.4

(1) There were no material reclassifications from Accumulated other comprehensive (loss) income reflected in Total other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023. There were no material taxes associated with Total other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	36,269	—	1.3	—	—	—	1.3
Acquisition contingent consideration	—	—	339,847	—	3.4	—	—	—	3.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.5)	(0.5)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Repurchase of common stock	—	—	(231,334)	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2024	1,200,000	$—	32,950,141	$—	$240.7	$(105.6)	$(7.9)	$(2.0)	$125.2

	Three and Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1
Net income	—	—	—	—	—	2.4	—	—	2.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation	—	—	—	—	1.1	—	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.7	0.7
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	1.6	1.6
Balance at June 30, 2023	1,200,000	$—	32,368,112	$—	$224.7	$(76.5)	$(5.9)	$(0.9)	$141.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(23.8)	$3.4
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Depreciation and amortization	72.0	61.1
Amortization of debt discount and debt issuance costs	1.1	0.8
Imputed interest	0.2	0.5
Loss (gain) on sale of property and equipment	—	0.3
Gain on sale of rental equipment	(17.4)	(16.7)
Provision for inventory obsolescence	0.5	1.2
Provision for losses on accounts receivable	3.5	3.4
Loss on debt extinguishment	6.7	—
Change in fair value of derivative instruments	(0.2)	0.5
Stock-based compensation expense	2.6	1.9
Changes in deferred income taxes	(6.8)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.5)	1.5
Inventories	(109.6)	(200.6)
Proceeds from sale of rental equipment	66.3	62.2
Prepaid expenses and other assets	—	(7.6)
Manufacturers floor plans payable	5.2	86.1
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(14.5)	(27.7)
Leases, deferred revenue, net of current portion and other liabilities	(0.3)	(4.1)
Net cash used in operating activities	(21.0)	(33.8)
INVESTING ACTIVITIES
Expenditures for rental equipment	(30.6)	(32.3)
Expenditures for property and equipment	(7.2)	(6.1)
Proceeds from sale of property and equipment	1.9	0.7
Acquisitions of businesses, net of cash acquired	—	(1.4)
Other investing activities	(1.5)	(1.5)
Net cash used in investing activities	(37.4)	(40.6)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(1.8)	—
Extinguishment of long-term debt	(319.4)	—
Proceeds from line of credit and long-term borrowings	849.3	203.5
Principal payments on line of credit, long-term debt, and finance lease obligations	(476.2)	(133.5)
Proceeds from non-manufacturer floor plan payable	79.5	103.5
Payments on non-manufacturer floor plan payable	(82.8)	(98.5)
Preferred stock dividends paid	(1.5)	(1.5)
Common stock dividends declared and paid	(3.9)	(3.7)
Repurchases of common stock	(2.0)	—
Other financing activities	(9.1)	4.3
Net cash provided by financing activities	32.1	74.1

Effect of exchange rate changes on cash	(0.2)	(0.1)
NET CHANGE IN CASH	(26.5)	(0.4)

Cash, Beginning of year	31.0	2.7
Cash, End of period	$4.5	$2.3
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet within property and equipment	$83.0	$96.4
Contingent and non-contingent consideration for business acquisitions	0.5	—
Supplemental disclosures of cash flow information
Cash paid for interest	$32.5	$24.1
Cash paid for income taxes	$1.3	$1.3

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and six months ended June 30, 2024, there were no significant changes to those accounting policies.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 by revenue type and the applicable accounting standard.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$251.5	$251.5	$—	$254.6	$254.6
Parts sales	—	78.0	78.0	—	71.3	71.3
Service revenues	—	66.2	66.2	—	59.7	59.7
Rental revenues	53.7	—	53.7	49.6	—	49.6
Rental equipment sales	—	38.7	38.7	—	33.2	33.2
Total revenues	$53.7	$434.4	$488.1	$49.6	$418.8	$468.4

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$480.1	$480.1	$—	$474.2	$474.2
Parts sales	—	150.9	150.9	—	139.7	139.7
Service revenues	—	130.2	130.2	—	119.9	119.9
Rental revenues	102.2	—	102.2	93.1	—	93.1
Rental equipment sales	—	66.3	66.3	—	62.2	62.2
Total revenues	$102.2	$827.5	$929.7	$93.1	$796.0	$889.1

The Company believes that the disaggregation of revenues from contracts with customers as summarized above, together with the discussion below, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See Note 16, Segments, for further information.

Leases revenues (Topic 842)

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenues from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of "Accounts receivable, net" on the Condensed Consolidated Balance Sheets. Rental equipment may also be purchased outright (“Rental equipment sales”) by our customers. Rental revenues and revenues attributable to rental equipment sales are recognized in "Rental revenues" and "Rental equipment sales" on the Condensed Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $2.6 million and $7.4 million for the three months ended June 30, 2024 and 2023, respectively, and $5.5 million and $14.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $13.5 million and $16.2 million in project-based revenues for the three months ended June 30, 2024 and 2023 respectively, and $30.5 million and $39.3 million in project-based revenues for the six months ended June 30, 2024 and 2023, respectively.

Parts sales: Revenues from the sale of parts are recognized at the time of pick-up by the customer for over-the-counter sales transactions and at the time such services are completed for parts associated with periodic maintenance services. For parts that are shipped to a customer, the Company has elected to use a practical expedient of Topic 606 and treat such shipping activities as fulfillment costs, thereby recognizing revenues at the time of shipment, which is when the customer obtains control.

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.5 million and $5.7 million for the three months ended June 30, 2024 and 2023, respectively, and $11.0 million and $12.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). In some cases, certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred concurrently with the title.

Contract Costs

The Company does not recognize assets associated with the incremental costs of obtaining a contract with a customer that the Company expects to recover (e.g., a sales commission). Most of the Company’s revenues are recognized at a point in time or over a period of one year or less, and the Company has used the practical expedient that allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The amount of the costs associated with the revenues recognized over a period of greater than one year is insignificant.

Receivables and Contract Assets and Liabilities

With respect to our receivables, we believe the concentration of credit risk is limited because our customer base is comprised of a large number of geographically diverse customers.

The Company has contract assets and contract liabilities associated with project-based contracts with customers.

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of June 30, 2024 and December 31, 2023 were $4.9 million and $4.5 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenues, guaranteed maintenance contracts, and equipment rental agreements as of June 30, 2024 and December 31, 2023 was $18.7 million and $20.4 million, respectively. For the three and six months ended June 30, 2024, the Company recognized revenues of $2.2 million and $10.3 million, respectively, from the prior year ending deferred revenue balance. For the three and six months ended June 30, 2023, the Company recognized revenue of $3.8 million and $11.3 million, respectively, from the December 31, 2022 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer ("CEO"), Chief Financial Officer, and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During the three and six months ended June 30, 2024 the Company purchased $0.6 million and $1.2 million of hydrogen fuel from OneH2, respectively, and during the three and six months ended June 30, 2023, the Company purchased $0.1 million and $0.3 million of hydrogen fuel from OneH2, respectively. During both the six months ended June 30, 2024 and 2023, the Company paid OneH2 $1.1 million, as part of the Company's total investment to date of $5.3 million to build and commercialize a hydrogen production plant for the Company which we expect to become operational in the fourth quarter of 2024.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	June 30,	December 31,
	2024	2023
New equipment	$390.6	$373.6
Used equipment	52.9	54.6
Work in process	8.3	8.2
Parts	103.7	101.9
Gross inventory	555.5	538.3
Inventory reserves	(8.2)	(7.6)
Inventories, net	$547.3	$530.7

Direct labor of $1.0 million and $1.2 million incurred for open service orders were capitalized and included in work in process as of June 30, 2024 and December 31, 2023, respectively. The remaining work in process balances as of June 30, 2024 and December 31, 2023 primarily represent parts applied to open service orders. Rental depreciation expense, for new and used equipment inventory under short-term leases with purchase options, was $4.0 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $7.1 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2024	2023
Land	$3.2	$2.1
Rental fleet	617.2	600.8
Buildings, equipment, and leasehold improvements:
Machinery and equipment	9.6	8.5
Autos and trucks	7.7	7.7
Buildings and leasehold improvements	21.9	20.8
Construction in progress	6.9	6.1
Finance lease right-of-use assets	58.4	48.4
Office equipment	5.5	4.9
Computer equipment	14.3	13.3
Total cost	744.7	712.6

Less: accumulated depreciation and amortization:
Rental fleet	(212.9)	(209.4)
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(46.4)	(38.4)
Total accumulated depreciation and amortization	(259.3)	(247.8)
Property and equipment, net	$485.4	$464.8

Total depreciation and amortization on property and equipment was $31.4 million and $27.7 million for the three months ended June 30, 2024 and 2023, respectively, and $59.7 million and $51.1 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the six months ended June 30, 2024:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2023	$15.0	$43.4	$18.3	$76.7
Adjustments to purchase price allocations	—	1.5	—	1.5
Translation adjustments	(0.1)	—	—	(0.1)
Balance, June 30, 2024	$14.9	$44.9	$18.3	$78.1

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and six months ended June 30, 2024. See Note 15, Business Combinations, for further information.

The gross carrying amount of intangible assets and accumulated amortization as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.1	$73.8	$(20.6)	$53.2
Other intangibles	3.5	14.5	(6.5)	8.0
Total	6.6	$88.3	$(27.1)	$61.2

	December 31, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.6	$73.6	$(16.8)	$56.8
Other intangibles	3.9	14.6	(5.1)	9.5
Total	7.0	$88.2	$(21.9)	$66.3

Amortization of intangible assets was $2.6 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $64.2 million and $67.4 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at both June 30, 2024 and December 31, 2023 was 8.2%. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, ranged from 8.3% to 10.5% as of June 30, 2024 and 8.4% to 10.5% as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance on the OEM Floor Plan Facilities of $334.6 million and $330.1 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $450.0 million at any time, which is subject to a 10% annual increase. To better align with our business operations, on February 28, 2024 the Company amended our ABL Facility and First Lien Floor Plan Facility primarily for the purpose of moving the effective date of such annual increase to December 31st of each year, beginning with December 31, 2023. The total outstanding balance under the Floor Plan Facilities as of June 30, 2024 and December 31, 2023, was $398.8 million and $397.5 million, respectively, excluding unamortized debt issuance costs. For the three months ended June 30, 2024 and 2023, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $2.7 million and $1.9 million, respectively, and for the six months ended June 30, 2024 and 2023, $5.5 million and $3.4 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 8.8% and 7.7% as of June 30, 2024 and 2023, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of June 30, 2024 and December 31, 2023, the Company had an outstanding ABL Facility balance of $217.6 million and $317.5 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 7.2% at both June 30, 2024 and December 31, 2023.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $970.0 million unless certain other conditions are met. The total amount outstanding as of June 30, 2024 and December 31, 2023, was $616.4 million and $715.0 million, exclusive of debt issuance and deferred financing costs of $3.9 million and $1.8 million, respectively.

Senior Secured Second Lien Notes

On June 5, 2024, the Company completed a private offering of Senior Secured Second Lien Notes (the “Notes”), for the purposes of, among other things, repayment and refinancing of a portion of the Company’s prior existing debt, reducing variable interest rate exposure, providing liquidity for general corporate purposes, and for financing of future growth initiatives. The Company sold $500.0 million of Notes at the rate of 9.000% per annum, which are due on June 1, 2029. Interest on the Notes is payable in cash on June 1 and December 1 of each year, commencing on December 1, 2024. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended, pursuant to a purchase agreement among the Company, the domestic subsidiaries of the Company (as guarantors), and J.P. Morgan Securities LLC, as representative of the initial purchasers.

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

As of June 30, 2024, outstanding borrowings under the Notes were $477.4 million, which included $22.6 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

Extinguishment of Debt

In the second quarter of 2024, in connection with the issuance of the Notes, the Company extinguished our previously issued Senior Secured Second Lien Notes due April 15, 2026. The Company recorded a loss on the extinguishment in the amount of $6.7 million in the line item "Loss on extinguishment of debt" in our Condensed Consolidated Statements of Operations.

The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2024	2023
Line of credit	$217.6	$317.5
Senior secured second lien notes	500.0	315.0
Unamortized debt issuance costs	(4.9)	(2.2)
Debt discount	(21.1)	(2.1)
Finance leases	45.1	38.8
Total debt and finance leases	736.7	667.0
Less: current maturities	(9.4)	(7.7)
Long-term debt and finance leases, net	$727.3	$659.3

As of June 30, 2024, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of minimum cash payments, using a market participant discount rate, as of June 30, 2024 and December 31, 2023, and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”), Ecoverse Industries, LTD ("Ecoverse"), Peaklogix LLC ("Peaklogix") and Ginop Sales, Inc.

	June 30,	December 31,
Location on Balance Sheet	2024	2023
Other current liabilities	$2.8	$7.4
Other liabilities	6.2	6.5
Total	$9.0	$13.9

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

At June 30, 2024 and December 31, 2023, assets recorded under finance leases, net of accumulated depreciation were $43.3 million and $37.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$6.4	$6.5	$13.2	$13.4
Short-term lease expense	1.5	1.2	3.9	2.9
Low-value lease expense	0.4	0.2	0.7	0.5
Variable lease expense	2.6	2.1	5.3	4.2
Finance lease expense:
Amortization of right-of-use assets	2.5	1.4	4.8	2.7
Interest on lease liabilities	0.9	0.6	1.8	1.1
Sublease income	(0.1)	(0.1)	(0.2)	(0.1)
Total lease expense	$14.2	$11.9	$29.5	$24.7

Additional information related to leases is presented in the table below:

	Six Months Ended June 30,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13.1	$12.9
Operating cash flows for finance leases	1.8	1.1
Financing cash flows for finance leases	4.3	2.4
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	7.5	3.4
Finance leases	10.4	9.7
Weighted Average Remaining Lease Term (in years):
Operating leases	8.8	9.1
Finance leases	4.6	4.6
Weighted Average Discount Rate (in %):
Operating leases	10.3	10.2
Finance leases	8.3	8.1

Minimum future lease payments under non-cancellable operating and finance leases described above as of June 30, 2024 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2024	$13.1	$6.3
2025	23.6	12.5
2026	20.5	11.8
2027	19.1	10.1
2028	17.3	8.1
Thereafter	85.8	5.0
Total future minimum lease payments	179.4	53.8
Less: imputed interest	(64.2)	(8.7)
Total	$115.2	$45.1

Balance Sheet Location	June 30, 2024	December 31, 2023
Current portion of long-term debt	$9.4	$7.7
Current operating lease liabilities	15.5	15.9
Finance lease obligations, net of current portion	35.7	31.1
Long-term operating lease liabilities, net of current portion	99.7	99.6
Total	$160.3	$154.3

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.
NOTE 11 — CONTINGENCIES

Guarantees

As of June 30, 2024 and December 31, 2023, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both June 30, 2024 and December 31, 2023. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

Legal Proceedings

During the three and six months ended June 30, 2024 and 2023, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2024 and December 31, 2023 there were $12.0 million and $9.0 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax benefit of $2.7 million and expense of $0.3 million for the three months ended June 30, 2024 and 2023 respectively, and $6.9 million benefit and $0.4 million expense for the six months ended June 30, 2024 and 2023, respectively.

The income tax benefit was primarily attributable to the net loss during the three and six months ended June 30, 2024. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the six months ended June 30, 2024 and 2023 was 22.5% and 10.5%, respectively. The effective income tax rate in 2023 was primarily related to income tax expense associated with tax filing jurisdictions with no associated valuation allowance and 2024 had no jurisdictions limited by a valuation allowance.

NOTE 13 — STOCK-BASED COMPENSATION

The Company’s plan is to have broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. To this end, compensation for our senior leadership team includes equity awards in the form of restricted stock units ("RSUs") and performance stock units ("PSUs"). We calculate the fair value of the RSUs and PSUs at grant date based on the closing market price of our common stock at the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including, the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $1.2 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's RSUs was $2.4 million, which is expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's PSUs was $4.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

The following table shows the number of stock awards that were granted, vested, and forfeited during the six months ended June 30, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2023	230,574	$12.27	543,422	$13.37
Granted	160,016	10.94	131,953	12.05
Vested - issued	(145,034)	10.96	(210,156)	12.15
Vested - unissued	(12,197)	11.35	—	—
Forfeited	(1,136)	15.16	—	—
Unvested units as of June 30, 2024	232,223	$12.07	465,219	$13.54

Employee Stock Purchase Plan (ESPP)

On June 8, 2023 the Company filed a Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. The Company then opened enrollment for the first offering period that started July 1, 2023 and continued through December 31, 2023. There are two six month offering periods each year starting January 1 and July 1, with the purchase date on the last business day of each offering period.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first or last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and six months ended June 30, 2024 was not material and no compensation expense was recognized in the three and six months ended June 30, 2023.

ESPP employee payroll contributions accrued as of June 30, 2024 and December 31, 2023 totaled $1.1 million and $0.9 million, respectively, and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" in the Condensed Consolidated Statement of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for "Cash", "Accounts receivable, net", "Accounts payable", "Accrued expenses" and "Other current liabilities" approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments as of June 30, 2024 and December 31, 2023 are shown below:

	June 30, 2024	December 31, 2023
Estimated aggregate fair value	$727.7	$655.6
Aggregate carrying value (1)	762.7	671.3

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

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value as of June 30, 2024 and December 31, 2023, and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	June 30, 2024	December 31, 2023
Other current liabilities	$1.0	$0.4
Other liabilities	4.7	4.2

The following is a summary of changes to Level 3 instruments for the three months ended June 30, 2024:

Contingent Consideration
Balance, December 31, 2023	$4.6
Changes in fair value	1.1
Balance, June 30, 2024	$5.7

Derivative Financial Instruments

In the normal course of business, we are exposed to market risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management's judgment of the trade-off between risk, opportunity, and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes. The impact of hedge ineffectiveness for those derivatives where hedge accounting is applied was not significant in any of the periods presented. The Company has determined the fair value of all our derivative contracts are based on Level 2 inputs such as quoted market prices for similar instruments from third parties and inputs other than quoted prices that are observable (forward curves, implied volatility, counterparty credit risks). The Company reviews counterparty credit risks at regular intervals and has not experienced any significant credit loss as a result of counterparty nonperformance in the past.

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized impact on earnings on the interest rate cap for the three and six months ended June 30, 2024 and 2023, respectively, are disclosed in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

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

The following table summarizes the maturity dates, unit of measure and notional value for the Company's derivative instruments as of June 30, 2024:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2026)	Gallons	5.6

The following table sets forth the location and fair value of the Company’s derivative instruments as of June 30, 2024 and December 31, 2023 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedges	Balance Sheet location	June 30, 2024	December 31, 2023	Balance Sheet location	June 30, 2024	December 31, 2023
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$1.6	$1.6
Interest rate cap - long-term	Other assets	2.3	1.7	Other liabilities	0.8	1.6

NOTE 15 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired by segment from our 2023 acquisitions:

	Material Handling	Construction	Total
Cash	$0.1	$0.9	$1.0
Accounts receivable	0.3	7.9	8.2
Inventories	0.8	37.6	38.4
Prepaid expenses and other current assets	—	0.8	0.8
Rental fleet	1.0	10.8	11.8
Property and equipment	0.1	1.8	1.9
Operating lease right-of-use assets	1.9	2.7	4.6
Other intangible assets	—	14.4	14.4
Goodwill	1.1	6.9	8.0
Other assets	—	0.3	0.3
Total assets	$5.3	$84.1	$89.4

Floor plan payable – new equipment	$—	$(9.2)	$(9.2)
Accounts payable	(0.7)	(9.3)	(10.0)
Customer deposits	—	(0.1)	(0.1)
Accrued expenses	—	(3.1)	(3.1)
Current operating lease liabilities	(0.2)	(0.4)	(0.6)
Current deferred revenue	—	(0.6)	(0.6)
Long-term operating lease liabilities	(1.7)	(2.3)	(4.0)
Deferred tax liability	—	(6.0)	(6.0)
Total liabilities	$(2.6)	$(31.0)	$(33.6)

Net assets acquired	$2.7	$53.1	$55.8

Assets acquired net of cash	$2.6	$52.2	$54.8

During 2024, we recorded adjustments to the purchase price allocation related to the Ault acquisition which were not significant individually or in the aggregate. These adjustments had no cash impact as reported in the Condensed Consolidated Statements of Cash Flows "Acquisitions of businesses, net of cash acquired". We describe our 2023 acquisitions in more detail in Note 15 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following tables present the Company’s results of operations by reportable segment for the three and six months ended June 30, 2024 and 2023,:

	Three Months Ended June 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$90.2	$145.5	$14.4	$1.4	$251.5
Parts sales	26.9	49.2	2.4	(0.5)	78.0
Service revenues	35.7	30.3	0.2	—	66.2
Rental revenues	20.0	33.3	0.4	—	53.7
Rental equipment sales	2.8	36.6	(0.7)	—	38.7
Total revenues	$175.6	$294.9	$16.7	$0.9	$488.1
Interest expense	5.9	11.8	1.0	0.5	19.2
Depreciation and amortization	10.4	26.2	1.3	0.1	38.0
Income (loss) before taxes	4.7	(5.2)	(1.1)	(13.0)	(14.6)

	Three Months Ended June 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$90.2	$149.2	$18.6	$(3.4)	$254.6
Parts sales	26.4	42.6	2.5	(0.2)	$71.3
Service revenues	33.0	26.6	0.1	—	$59.7
Rental revenues	18.6	30.8	0.2	—	$49.6
Rental equipment sales	0.9	32.3	—	—	33.2
Total revenues	$169.1	$281.5	$21.4	$(3.6)	$468.4
Interest expense	4.4	7.9	0.8	0.6	13.7
Depreciation and amortization	8.7	23.2	1	0.1	33.0
Income (loss) before taxes	2.9	4.5	1.4	(6.1)	2.7

	Six Months Ended June 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$184.3	$271.6	$23.5	$0.7	$480.1
Parts sales	51.8	95.1	4.9	(0.9)	150.9
Service revenues	69.5	60.4	0.3	—	130.2
Rental revenues	39.0	62.4	0.8	—	102.2
Rental equipment sales	5.3	61.0	—	—	66.3
Total revenues	$349.9	$550.5	$29.5	$(0.2)	$929.7
Interest expense	11.0	21.6	1.9	0.8	35.3
Depreciation and amortization	20.1	49.1	2.4	0.4	72.0
Income (loss) before taxes	5.3	(15.2)	(3.1)	(17.7)	(30.7)

	Six Months Ended June 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$177.7	$261.3	$42.1	$(6.9)	$474.2
Parts sales	51.4	83.5	5.4	(0.6)	139.7
Service revenues	65.9	53.8	0.2	—	119.9
Rental revenues	36.6	56.1	0.4	—	93.1
Rental equipment sales	2.3	59.9	—	—	62.2
Total revenues	$333.9	$514.6	$48.1	$(7.5)	$889.1
Interest expense	8.3	14.5	1.6	1.3	25.7
Depreciation and amortization	16.8	42.0	2.1	0.2	61.1
Income (loss) before taxes	8.0	2.9	4.8	(11.9)	3.8

The following table presents the Company’s identified assets by reportable segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Material Handling	$480.4	$474.3
Construction Equipment	974.3	947.6
Master Distribution	94.5	85.9
Corporate and Other	42.1	63.1
Total assets	$1,591.3	$1,570.9

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period and includes vested, unissued RSUs and ESPP shares. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common share equivalents granted under our stock-based compensation plan which remain unvested and shares used as consideration in the Ault acquisition which remain unissued ("dilutive securities"), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net (loss) income per share
Net (loss) income available to common stockholders	$(12.6)	$1.7	$(25.3)	$1.9
Basic weighted average common shares outstanding	33,239,620	32,368,112	33,174,158	32,296,067
Basic net (loss) income per share of common stock	$(0.38)	$0.05	$(0.76)	$0.06
Diluted (loss) income per share
Net (loss) income available to common stockholders	$(12.6)	$1.7	$(25.3)	$1.9
Basic weighted average common shares outstanding	33,239,620	32,368,112	33,174,158	32,296,067
Effect of dilutive securities:
Effect of dilutive securities	—	363,310	—	285,402
Diluted weighted average common shares outstanding	33,239,620	32,731,422	33,174,158	32,581,469
Diluted net (loss) income per share of common stock	$(0.38)	$0.05	$(0.76)	$0.06

Approximately 796,000 and 979,000 securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2024, because the inclusion of such securities in the calculation would have been anti-dilutive.

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

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals and
(v)
rental equipment sales.

We have operated as an equipment dealership for 40 years and have developed a branch network that includes over 85 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service and rental offerings. Additionally, we provide warehouse design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

Within our territories, we are primarily the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs including Hyster-Yale, Volvo, JCB, CNH, Develon, McCloskey, and Kubota, among many others, as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as an internationally recognized Hyster-Yale dealer and multi-year recipient of the Volvo Dealer of the Year award. More recently, given the Company’s successful history with electrified forklifts, battery charging, and power generation as well as our material handling customer base, where customers typically employ large fleets of commercial over-the-road vehicles in their day-to-day operations, we are pursuing a strategy focused on the distribution and powering of commercial electric vehicles in the over-the-road vehicle segment. While our electromobility (“e-mobility”) business, and the industry in general, is in its early stages of development, we believe that our first-mover advantage and expertise in this emerging market represents an exciting future growth opportunity.

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

Growth Strategy

Our growth strategy is multifaceted and primarily predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings, and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long term, will be accretive to our financial performance. Recent examples of strategic acquisitions were the Ault and Burris acquisitions that closed in late 2023.

In addition to strategic acquisitions, we intend to leverage our platform, deep roster of existing customers, and decades of equipment dealership experience to grow organically by establishing new relationships with equipment OEMs that are synergistic to our existing business. Recent examples of this facet of our growth strategy is evidenced by our new relationship with Case Power and Equipment in Western Pennsylvania, which launched in late 2023, and the ongoing development of our e-mobility offerings and partnerships in the class 3 through 8 commercial electric vehicle markets.

Business Segments

For a detailed description of our business segments, refer to Note 16, Segments.

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) activities, and consist of:

New equipment sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our material handling equipment offerings which include, but are not limited to, automated equipment installation and warehouse management systems integration.

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

Service revenues. We provide maintenance and repair services for customer-owned equipment and maintain our own rental fleet. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 44% of our employees are skilled service technicians.

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $609.9 million as of June 30, 2024. The original acquisition cost of our rental fleet excludes $7.3 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental equipment sales. We also sell rental equipment from our rental fleet. In our Construction Equipment segment, our rental equipment sales are primarily related to lightly-used equipment that is in the initial years of its useful life. Selling lightly-used construction equipment from our rental fleet allows us to meet customer demand for specific model years of equipment at various price points versus only offering brand new equipment to the market. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-owned equipment field population within our territories that ultimately yield high-margin parts and service revenues for us.

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

Other expense, net. This section of the Condensed Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is driven by our Floor Plan Facilities, ABL Facility, Notes, and finance lease arrangements.

Results of Operations

The three and six months ended June 30, 2024 and 2023

Consolidated Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$251.5	$254.6	$(3.1)	(1.2)%	$480.1	$474.2	$5.9	1.2%
Parts sales	78.0	71.3	6.7	9.4%	150.9	139.7	11.2	8.0%
Service revenues	66.2	59.7	6.5	10.9%	130.2	119.9	10.3	8.6%
Rental revenues	53.7	49.6	4.1	8.3%	102.2	93.1	9.1	9.8%
Rental equipment sales	38.7	33.2	5.5	16.6%	66.3	62.2	4.1	6.6%
Total revenues	488.1	468.4	19.7	4.2%	929.7	889.1	40.6	4.6%
Cost of revenues:
New and used equipment sales	211.9	210.3	1.6	0.8%	404.3	389.3	15.0	3.9%
Parts sales	50.9	47.5	3.4	7.2%	99.2	92.9	6.3	6.8%
Service revenues	26.9	25.4	1.5	5.9%	53.9	50.5	3.4	6.7%
Rental revenues	6.2	6.2	—	—	12.9	12.3	0.6	4.9%
Rental depreciation	30.8	27.6	3.2	11.6%	57.9	50.5	7.4	14.7%
Rental equipment sales	29.4	24.6	4.8	19.5%	48.9	45.5	3.4	7.5%
Total cost of revenues	356.1	341.6	14.5	4.2%	677.1	641.0	36.1	5.6%
Gross profit	132.0	126.8	5.2	4.1%	252.6	248.1	4.5	1.8%
General and administrative expenses	114.5	105.2	9.3	8.8%	229.1	209.2	19.9	9.5%
Non-rental depreciation and amortization	7.2	5.4	1.8	33.3%	14.1	10.6	3.5	33.0%
Total operating expenses	121.7	110.6	11.1	10.0%	243.2	219.8	23.4	10.6%
Income from operations	10.3	16.2	(5.9)	(36.4)%	9.4	28.3	(18.9)	(66.8)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.7)	(1.9)	(0.8)	42.1%	(5.5)	(3.4)	(2.1)	61.8%
Interest expense – other	(16.5)	(11.8)	(4.7)	39.8%	(29.8)	(22.3)	(7.5)	33.6%
Other income	1.0	0.2	0.8	400.0%	1.9	1.2	0.7	58.3%
Loss on extinguishment of debt	(6.7)	—	(6.7)	NM	(6.7)	—	(6.7)	NM
Total other expense, net	(24.9)	(13.5)	(11.4)	84.4%	(40.1)	(24.5)	(15.6)	63.7%
(Loss) income before taxes	(14.6)	2.7	(17.3)	NM	(30.7)	3.8	(34.5)	NM
Income tax (benefit) provision	(2.7)	0.3	(3.0)	NM	(6.9)	0.4	(7.3)	NM
Net (loss) income	(11.9)	2.4	(14.3)	NM	(23.8)	3.4	(27.2)	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(1.5)	(1.5)	—	—
Net (loss) income available to common stockholders	$(12.6)	$1.7	$(14.3)	NM	$(25.3)	$1.9	$(27.2)	NM
NM - calculated change not meaningful

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	51.5%	54.4%	51.6%	53.3%
Parts sales	16.0%	15.2%	16.2%	15.7%
Service revenues	13.6%	12.7%	14.0%	13.5%
Rental revenues	11.0%	10.6%	11.0%	10.5%
Rental equipment sales	7.9%	7.1%	7.2%	7.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.4%	44.9%	43.5%	43.8%
Parts sales	10.4%	10.1%	10.7%	10.4%
Service revenues	5.5%	5.4%	5.8%	5.7%
Rental revenues	1.3%	1.3%	1.4%	1.4%
Rental depreciation	6.3%	5.9%	6.2%	5.7%
Rental equipment sales	6.1%	5.3%	5.2%	5.1%
Total cost of revenues	73.0%	72.9%	72.8%	72.1%
Gross profit	27.0%	27.1%	27.2%	27.9%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$488.1	$468.4	$19.7	4.2%	$929.7	$889.1	$40.6	4.6%
Acquisitions revenues	19.2	—			36.5	—
Organic revenues:
New and used equipment sales	240.4	254.6	(14.2)	(5.6)%	458.9	474.2	(15.3)	(3.2)%
Parts sales	73.9	71.3	2.6	3.6%	143.1	139.7	3.4	2.4%
Service revenues	65.2	59.7	5.5	9.2%	127.8	119.9	7.9	6.6%
Rental revenues	51.0	49.6	1.4	2.8%	97.6	93.1	4.5	4.8%
Rental equipment sales	38.4	33.2	5.2	15.7%	65.8	62.2	3.6	5.8%
Total organic revenues	$468.9	$468.4	$0.5	0.1%	$893.2	$889.1	$4.1	0.5%

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

Revenues: Consolidated revenues increased by $19.7 million, or 4.2%, to $488.1 million for the three months ended June 30, 2024 as compared to the same period last year. Organic sales for the three months ended June 30, 2024 increased 0.1% compared to the same period last year. Continuous headwinds from general economic uncertainty related to the outcome of the upcoming U.S. presidential election and a continued high interest rate environment have softened demand for new and used equipment, but the core long-term fundamentals in many of the markets we serve remain solid. Organic new and used equipment sales decreased by $14.2 million, or 5.6%, to $240.4 million for the three months ended June 30, 2024, partially offset by increased revenues from rental equipment sales of $5.2 million, organically. Organic parts sales increased by $2.6 million, or 3.6%, to $73.9 million for the three months ended June 30, 2024 as compared to the same period last year, and organic service sales increased $5.5 million, or 9.2%, making for a total aftermarket sales increase of $8.1 million organically, or 6.2%. Rental revenues for the quarter reached $51.0 million organically, or an increase of 2.8%.

In the six months ended June 30, 2024, organic new and used equipment revenues remained relatively steady, decreasing a modest 3.2% against a strong comparative six months ended June 30, 2023 when supply of new equipment was in the initial phase of meeting high levels of pent-up demand that existed post-pandemic. This dynamic was most prominent in our Master Distribution segment, which sells equipment to sub-dealers, as segment revenues for the six months ended June 30, 2024 were down $18.6 million from the prior year same period. While new and used equipment revenues stagnated on weaker demand versus the same period last year, our product support departments (parts and service) grew 4.4% organically for the six months ended June 30, 2024. Our rental business remained strong for the six months ended June 30, 2024 as rental revenues grew 4.8% organically from increased fleet on rent when compared to the same period last year. Rental equipment sales increased 5.8% for the six months ended June 30, 2024 as compared to the same period last year, as we look to sell rental equipment to help bolster field population for our aftermarket departments, especially as rental rates and utilization begin to moderate from their highs.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	15.7%	17.4%	(1.7)%	15.8%	17.9%	(2.1)%
Parts sales	34.7%	33.4%	1.3%	34.3%	33.5%	0.8%
Service revenues	59.4%	57.5%	1.9%	58.6%	57.9%	0.7%
Rental revenues	31.1%	31.9%	(0.8)%	30.7%	32.5%	(1.8)%
Rental equipment sales	24.0%	25.9%	(1.9)%	26.2%	26.8%	(0.6)%

Consolidated gross profit	27.0%	27.1%	(0.1)%	27.2%	27.9%	(0.7)%

The consolidated gross profit for the three months ended June 30, 2024 was 27.0%, a 10 basis point decrease from the same period in 2023. New and used equipment sales margins decreased 170 basis points to 15.7%, as margin compression was observed in both our Construction Equipment and Master Distribution segments. With inventory availability normalizing, new and used equipment sales margins have also normalized modestly from pricing highs experienced in the prior year. The impact of pricing normalization also effected the sales of our rental equipment, which led to a 190 basis point decrease when comparing the year-over-year periods. Parts and service gross margins improved in the second quarter when compared to the same time last year, improving 130 basis points and 190 basis points for each department, respectively, primarily due to the 2023 acquisition of Ault's impact on overall parts margin and improved rate realization on service labor. We realized an 80 basis point decrease in rental revenues gross margin for the three months ended June 30, 2024, largely a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense.

The consolidated gross profit for the six months ended June 30, 2024 was 27.2%, a 70 basis point decrease from the 27.9% for the same period in 2023. New and used equipment sales margins decreased 210 basis points to 15.8%, a reflection of a comparably softened pricing environment. On sales of our rental equipment, gross margin compression was less, a slight 60 basis point decrease when comparing the year-over-year periods. Parts and service gross margins remained consistent year to date when compared to the same time last year, improving 80 basis points and 70 basis points for each department, respectively. We realized a 180 basis point decrease in rental revenues gross margin for the six months ended June 30, 2024, largely a result of replenishing and increasing the size of our rental fleet and the related incremental increase in depreciation expense.

Operating expenses: Consolidated operating expenses increased by $11.1 million to $121.7 million for the three months ended June 30, 2024 compared to the same period last year. The increase is primarily driven by the full period impact from our 2023 acquisitions. Rising costs of employment, such as wages and benefits, largely account for the remainder of the increase, along with non-cash adjustments to contingent consideration for earn-outs on previous acquisitions, and increased costs for certain non-recurring services and events such as new store openings.

Consolidated operating expenses increased by $23.4 million to $243.2 million for the six months ended June 30, 2024 compared to the same period last year. The increase is primarily driven by the full period impact from our 2023 acquisitions. Rising costs of employment, such as wages and benefits, largely account for the remainder of the increase, along with non-cash adjustments to contingent consideration for earn-outs on previous acquisitions, and increased costs for certain non-recurring services and events such as new store openings.

Other expense, net: Consolidated other expense, net for the three months ended June 30, 2024 was $24.9 million compared to $13.5 million for the same period in 2023. The increase is primarily due to the loss on extinguishment of debt of $6.7 million and an increased amount of interest expense.

Consolidated other expense, net for the six months ended June 30, 2024 was $40.1 million compared to $24.5 million for the same period in 2023. The increase is primarily due to the loss on extinguishment of debt of $6.7 million, and an increased amount of interest expense due to increased effective interest rates, higher inventory and rental fleet levels, and more debt from financed acquisitions as compared to same period last year.

Provision for income taxes: The Company recorded an income tax benefit of $2.7 million and an expense of $0.3 million for the three months ended June 30, 2024 and 2023, respectively and an income tax benefit of $6.9 million and an expense of $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The income tax benefit was a result of the losses incurred during the 2024 period.

Material Handling Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$90.2	$90.2	$—	—	$184.3	$177.7	$6.6	3.7%
Parts sales	26.9	26.4	0.5	1.9%	51.8	51.4	0.4	0.8%
Service revenues	35.7	33.0	2.7	8.2%	69.5	65.9	3.6	5.5%
Rental revenues	20.0	18.6	1.4	7.5%	39.0	36.6	2.4	6.6%
Rental equipment sales	2.8	0.9	1.9	211.1%	5.3	2.3	3.0	130.4%
Total revenues	175.6	169.1	6.5	3.8%	349.9	333.9	16.0	4.8%
Cost of revenues:
New and used equipment sales	73.3	73.4	(0.1)	(0.1)%	149.6	141.9	7.7	5.4%
Parts sales	16.7	16.1	0.6	3.7%	32.2	31.7	0.5	1.6%
Service revenues	14.3	14.2	0.1	0.7%	28.4	28.3	0.1	0.4%
Rental revenues	2.0	2.2	(0.2)	(9.1)%	4.7	4.3	0.4	9.3%
Rental depreciation	8.0	6.7	1.3	19.4%	15.5	12.8	2.7	21.1%
Rental equipment sales	1.8	0.6	1.2	200.0%	3.3	1.5	1.8	120.0%
Total cost of revenues	116.1	113.2	2.9	2.6%	233.7	220.5	13.2	6.0%
Gross profit	59.5	55.9	3.6	6.4%	116.2	113.4	2.8	2.5%
General and administrative expenses	46.6	42.4	4.2	9.9%	95.5	85.4	10.1	11.8%
Non-rental depreciation and amortization	2.4	2.0	0.4	20.0%	4.6	4.0	0.6	15.0%
Total operating expenses	49.0	44.4	4.6	10.4%	100.1	89.4	10.7	12.0%
Income from operations	10.5	11.5	(1.0)	(8.7)%	16.1	24.0	(7.9)	(32.9)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.9)	(0.6)	(0.3)	50.0%	(1.8)	(1.1)	(0.7)	63.6%
Interest expense – other	(5.0)	(3.8)	(1.2)	31.6%	(9.2)	(7.2)	(2.0)	27.8%
Other income (expense)	0.1	(4.2)	4.3	(102.4)%	0.2	(7.7)	7.9	(102.6)%
Total other expense, net	(5.8)	(8.6)	2.8	(32.6)%	(10.8)	(16.0)	5.2	(32.5)%
Income before taxes	$4.7	$2.9	$1.8	62.1%	$5.3	$8.0	$(2.7)	(33.7)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	51.4%	53.3%	52.7%	53.2%
Parts sales	15.3%	15.6%	14.8%	15.4%
Service revenues	20.3%	19.6%	19.9%	19.7%
Rental revenues	11.4%	11.0%	11.1%	11.0%
Rental equipment sales	1.6%	0.5%	1.5%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.8%	43.4%	42.9%	42.5%
Parts sales	9.5%	9.4%	9.2%	9.5%
Service revenues	8.1%	8.4%	8.1%	8.5%
Rental revenues	1.1%	1.3%	1.3%	1.3%
Rental depreciation	4.6%	4.0%	4.4%	3.8%
Rental equipment sales	1.0%	0.4%	0.9%	0.4%
Total cost of revenues	66.1%	66.9%	66.8%	66.0%
Gross profit	33.9%	33.1%	33.2%	34.0%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$175.6	$169.1	$6.5	3.8%	$349.9	$333.9	$16.0	4.8%
Acquisitions revenues	0.4	—			1.8	—
Organic revenues:
New and used equipment sales	90.1	90.2	(0.1)	(0.1)%	183.8	177.7	6.1	3.4%
Parts sales	26.7	26.4	0.3	1.1%	51.2	51.4	(0.2)	(0.4)%
Service revenues	35.5	33.0	2.5	7.6%	68.8	65.9	2.9	4.4%
Rental revenues	20.1	18.6	1.5	8.1%	39.0	36.6	2.4	6.6%
Rental equipment sales	2.8	0.9	1.9	211.1%	5.3	2.3	3.0	130.4%
Total organic revenues	$175.2	$169.1	$6.1	3.6%	$348.1	$333.9	$14.2	4.3%
Revenues: Material Handling segment revenues increased by $6.5 million to $175.6 million for the three months ended June 30, 2024 as compared to the same period last year. Organically, the segment revenues increased 3.6% in the second quarter over the same period in the prior year despite a weakened market. New and used equipment sales are effectively flat year over year on an organic basis as we continue to work through a notable equipment sales backlog. Also, on an organic basis product support revenues, made up of the combined parts and service departments, improved by 4.7%, with service revenues increasing 7.6% in the second quarter over the same period in the prior year. Rental revenues increased 8.1% on an organic basis for the three months ended June 30, 2024 as compared to the same period last year related to a higher nominal level of fleet on rent and moderately increased rates. Rental equipment sales increased $1.9 million organically, or 211.1%, on low volume as we have strategically sold underperforming rental units or disposed of rental equipment that reached the end of its useful life in our fleet.

Material Handling segment revenues increased by $16.0 million to $349.9 million for the six months ended June 30, 2024 as compared to the same period last year. Organically, the segment revenues increased 4.3% year to date over the same period in the prior year. On an organic basis, product support revenues, made up of the combined parts and service departments, remained relatively stable, increasing by 2.3%, with similar service call volumes when compared to the same period last year. Rental revenues increased 6.6% on an organic basis for the six months ended June 30, 2024 as compared to the same period last year primarily related to a higher nominal level of fleet on rent and moderately increased rates. Rental equipment sales increased $3.0 million organically, or 130.4%, on low volume as we have strategically sold underperforming rental units or disposed of rental equipment that reached the end of its useful life in our fleet.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	18.7%	18.6%	0.1%	18.8%	20.1%	(1.3)%
Parts sales	37.9%	39.0%	(1.1)%	37.8%	38.3%	(0.5)%
Service revenues	59.9%	57.0%	2.9%	59.1%	57.1%	2.0%
Rental revenues	50.0%	52.2%	(2.2)%	48.2%	53.3%	(5.1)%
Rental equipment sales	35.7%	33.3%	2.4%	37.7%	34.8%	2.9%

Segment gross profit	33.9%	33.1%	0.8%	33.2%	34.0%	(0.8)%

Material Handling gross profit for the three months ended June 30, 2024 increased 80 basis points to 33.9% compared to the same period in 2023. New and used equipment gross margins remained constant despite increased competitive pressures from increased availability of equipment in the marketplace relative to the prior year. Parts gross margins have similarly remained relatively consistent year over year and in line with expectations. The 290 basis point service margin increase for the three months ended June 30, 2024 compared to the prior year same period can be attributed to margin improvements in each major service category: customer and OEM warranty and fleet work. Rental revenues gross margins have declined 220 basis points primarily due to replenishing and increasing the size of our rental fleet and the associated incremental increase in depreciation expense. Rental equipment sales margins remained relatively consistent and in line with expectations on low volume of sales.

Material Handling gross profit for the six months ended June 30, 2024 decreased 80 basis points to 33.2% compared to the same period in 2023. New and used equipment gross margins compressed slightly due to sales mix variances, with reduced sales coming from Peaklogix, our higher margin warehousing solutions platform, and increased pressure on used equipment pricing. Parts gross margins have remained relatively consistent year over year and in line with expectations. The 200 basis point service margin increase for the six months ended June 30, 2024 compared to the prior year same period can be attributed to margin improvements in each major service category: customer and OEM warranty and fleet work. Rental revenues gross margins have declined 510 basis points primarily due to replenishing and increasing the size of our rental fleet and the associated incremental increase in depreciation expense. Rental equipment sales margins remained relatively consistent and in line with expectations on low volume of sales.

Operating expenses: Material Handling operating expenses increased by $4.6 million to $49.0 million for the three months ended June 30, 2024 as compared to the same period last year, mainly due to a change in the Condensed Consolidated Statements of Operations classification of the intercompany allocation of shared service expenses with an offsetting impact in Other income (expense) of $4.1 million.

Material Handling operating expenses increased by $10.7 million to $100.1 million for the six months ended June 30, 2024 as compared to the same period last year, mainly due to the full period impact from the M&G acquisition in March 2023, personnel-related cost increases in wages and benefits, and a change in the Condensed Consolidated Statements of Operations classification of the intercompany allocation of shared service expenses with an offsetting impact in Other income (expense) of $7.8 million.

Other expense, net: Material Handling other expense, net decreased by $2.8 million to $5.8 million for the three months ended June 30, 2024 as compared to the same period last year. The decrease is mainly related to the aforementioned change in intercompany expense allocation for shared service functions and contingent consideration adjustments for previous acquisitions partially offset by increased interest expense due to increased effective interest rates and higher inventory and rental fleet levels.

Material Handling other expense, net decreased by $5.2 million to $10.8 million for the six months ended June 30, 2024 as compared to the same period last year. The decrease is mainly related to the aforementioned change in intercompany expense allocation for shared service functions and contingent consideration adjustments for previous acquisitions partially offset by increased interest expense due to increased effective interest rates and higher inventory and rental fleet levels.

Construction Equipment Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$145.5	$149.2	$(3.7)	(2.5)%	$271.6	$261.3	$10.3	3.9%
Parts sales	49.2	42.6	6.6	15.5%	95.1	83.5	11.6	13.9%
Service revenues	30.3	26.6	3.7	13.9%	60.4	53.8	6.6	12.3%
Rental revenues	33.3	30.8	2.5	8.1%	62.4	56.1	6.3	11.2%
Rental equipment sales	36.6	32.3	4.3	13.3%	61.0	59.9	1.1	1.8%
Total revenues	294.9	281.5	13.4	4.8%	550.5	514.6	35.9	7.0%
Cost of revenues:
New and used equipment sales	126.7	125.9	0.8	0.6%	236.7	222.2	14.5	6.5%
Parts sales	33.5	30.4	3.1	10.2%	65.2	59.0	6.2	10.5%
Service revenues	12.4	11.1	1.3	11.7%	25.2	22.0	3.2	14.5%
Rental revenues	4.3	4.0	0.3	7.5%	8.3	8.0	0.3	3.8%
Rental depreciation	22.4	20.7	1.7	8.2%	41.6	37.2	4.4	11.8%
Rental equipment sales	28.0	24.1	3.9	16.2%	45.6	44.0	1.6	3.6%
Total cost of revenues	227.3	216.2	11.1	5.1%	422.6	392.4	30.2	7.7%
Gross profit	67.6	65.3	2.3	3.5%	127.9	122.2	5.7	4.7%
General and administrative expenses	57.7	47.6	10.1	21.2%	114.9	95.0	19.9	20.9%
Non-rental depreciation and amortization	3.8	2.5	1.3	52.0%	7.5	4.8	2.7	56.3%
Total operating expenses	61.5	50.1	11.4	22.8%	122.4	99.8	22.6	22.6%
Income from operations	6.1	15.2	(9.1)	(59.9)%	5.5	22.4	(16.9)	(75.4)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.8)	(1.1)	(0.7)	63.6%	(3.4)	(2.0)	(1.4)	70.0%
Interest expense – other	(10.0)	(6.8)	(3.2)	47.1%	(18.2)	(12.5)	(5.7)	45.6%
Other income (expense)	0.5	(2.8)	3.3	(117.9)%	0.9	(5.0)	5.9	(118.0)%
Total other expense, net	(11.3)	(10.7)	(0.6)	5.6%	(20.7)	(19.5)	(1.2)	6.2%
(Loss) income before taxes	$(5.2)	$4.5	$(9.7)	(215.6)%	$(15.2)	$2.9	$(18.1)	(624.1)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	49.3%	53.0%	49.3%	50.8%
Parts sales	16.7%	15.1%	17.3%	16.2%
Service revenues	10.3%	9.5%	11.0%	10.5%
Rental revenues	11.3%	10.9%	11.3%	10.9%
Rental equipment sales	12.4%	11.5%	11.1%	11.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.0%	44.7%	43.0%	43.2%
Parts sales	11.4%	10.8%	11.8%	11.5%
Service revenues	4.1%	3.9%	4.6%	4.3%
Rental revenues	1.5%	1.4%	1.5%	1.6%
Rental depreciation and amortization	7.6%	7.4%	7.6%	7.1%
Rental equipment sales	9.5%	8.6%	8.3%	8.6%
Total cost of revenues	77.1%	76.8%	76.8%	76.3%
Gross profit	22.9%	23.2%	23.2%	23.7%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$294.9	$281.5	$13.4	4.8%	$550.5	$514.6	$35.9	7.0%
Acquisitions revenues	18.8	—			34.7	—
Organic revenues:
New and used equipment sales	134.5	149.2	(14.7)	(9.9)%	250.9	261.3	(10.4)	(4.0)%
Parts sales	45.3	42.6	2.7	6.3%	87.9	83.5	4.4	5.3%
Service revenues	29.5	26.6	2.9	10.9%	58.7	53.8	4.9	9.1%
Rental revenues	30.5	30.8	(0.3)	(1.0)%	57.8	56.1	1.7	3.0%
Rental equipment sales	36.3	32.3	4.0	12.4%	60.5	59.9	0.6	1.0%
Total organic revenues	$276.1	$281.5	$(5.4)	(1.9)%	$515.8	$514.6	$1.2	0.2%

Revenues: Construction Equipment segment revenues increased by $13.4 million to $294.9 million for the three months ended June 30, 2024 as compared to the same period last year. Organic segment revenues decreased 1.9% for the three months ended June 30, 2024 over the same period in the prior year, amid a softer demand backdrop. New and used equipment sales decreased organically by $14.7 million, or 9.9%, while rental equipment sales increased for the three months ended June 30, 2024 by $4.0 million. Market demand for equipment from medium and small contractors has declined as interest rates have stayed elevated and new project funding has become more challenging. Further, heightened new equipment availability and dealer stock levels throughout the industry have resulted in an increased competitive environment compared to a year ago making holding market share in certain regions and product categories more difficult. Product support revenues increased 8.1% organically as we have been able to increase skilled technician headcount and improved rate realization on service labor. Rental revenues decreased 1.0%, on an organic basis for the three months ended June 30, 2024 as compared to the same period last year on reduced utilization and as rental rates have moderated.

Construction Equipment segment revenues increased by $35.9 million to $550.5 million for the six months ended June 30, 2024 as compared to the same period last year. Organic segment revenues increased 0.2% for the six months ended June 30, 2024 over the same period in the prior year. New and used equipment sales decreased organically by $10.4 million, or 4.0%, while rental equipment sales increased for the six months ended June 30, 2024 by $0.6 million. Product support revenues increased 6.8% organically due to higher technician headcount and favorable pricing. Rental revenues increased 3.0%, on an organic basis for the six months ended June 30, 2024 as compared to the same period last year, as rental demand remains stable yet pricing is moderating.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.9%	15.6%	(2.7)%	12.8%	15.0%	(2.2)%
Parts sales	31.9%	28.6%	3.3%	31.4%	29.3%	2.1%
Service revenues	59.1%	58.3%	0.8%	58.3%	59.1%	(0.8)%
Rental revenues	19.8%	19.8%	—	20.0%	19.4%	0.6%
Rental equipment sales	23.5%	25.4%	(1.9)%	25.2%	26.5%	(1.3)%

Segment gross profit	22.9%	23.2%	(0.3)%	23.2%	23.7%	(0.5)%

Construction Equipment gross profit decreased by 30 basis points to 22.9% in the three months ended June 30, 2024 from 23.2% in the same period in 2023. New and used equipment sales margins decreased 270 basis points to 12.9%, primarily related to greater equipment supply in the market resulting in tighter sales margins this year when compared to the same period last year. Notably, the 12.9% margin realized in the second quarter is similar to our first quarter 2024 new and used equipment sales margin of 12.8%. Parts sales margins for the three months ended June 30, 2024 increased when compared to the same time last year and in line with expectations on favorable pricing and have been helped by a growing mix of aggregate parts sales from our 2023 acquisition of Ault. Service gross margins increased by 80 basis points year over year with improved rate realization on service labor. Rental revenues gross margin for the three months ended June 30, 2024 was unchanged from a year ago, as costs moved in tandem with sales.

Construction Equipment gross profit decreased by 50 basis points to 23.2% in the six months ended June 30, 2024 from 23.7% in the same period in 2023. New and used equipment sales margins decreased 220 basis points to 12.8%, primarily related to greater equipment supply in the market resulting in tighter sales margins this year when compared to the same period last year. Parts sales margins for the six months ended June 30, 2024 increased when compared to the same time last year and have been helped by improving parts gross margins from our 2023 acquisition of Ault. Service gross margins decreased by 80 basis points year over year mainly from an increase of non-billable time in the first quarter of the year as the mild winter in our northern regions led to less heavy machinery being used on soft grounds and there were fewer instances of snow equipment repair or startup issues related to extreme cold. Rental revenues gross margin for the six months ended June 30, 2024 increased 60 basis points from a year ago, primarily related to lower repair and maintenance costs associated with the fleet year over year.

Operating expenses: Construction Equipment operating expenses increased by $11.4 million to $61.5 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase is mainly due to the full period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023 but is also influenced by higher wage levels, rising benefit costs, and increased customer, service vehicle, and facility related expenses. Additionally, and similar to the Material Handling segment, a $3.3 million change in the Condensed Consolidated Statements of Operations classification of the allocation of intercompany expenses for shared service functions increased the level of operating expenses compared to the prior year but were offset by a reduction of expense allocated in Other expense, net.

Construction Equipment operating expenses increased by $22.6 million to $122.4 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase is mainly due to the full period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023 but is also influenced primarily by higher wage levels, rising benefit costs, and increased customer, service vehicle, and facility related expenses. Lastly, a $6.2 million change in the Condensed Consolidated Statements of Operations classification of the allocation of intercompany expenses for shared service functions increased the level of operating expenses compared to the prior year but were offset by a reduction of expense allocated in Other expense, net.

Other expense, net: Construction Equipment other expense, net increased by $0.6 million to $11.3 million for the three months ended June 30, 2024 as compared to the same period in 2023. The variance was mainly due to increased floor plan interest expense related to increased new inventory levels that were no longer subsidized by our OEMs and higher effective interest rates, higher inventory and rental fleet levels, and increased debt from financed acquisitions partially offset by the aforementioned change in shared service function intercompany segment allocations.

Construction Equipment other expense, net increased by $1.2 million to $20.7 million for the six months ended June 30, 2024 as compared to the same period in 2023. The variance was driven by the same aforementioned factors for the three months ended June 30, 2024.

Master Distribution Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$14.4	$18.6	$(4.2)	(22.6)%	$23.5	$42.1	$(18.6)	(44.2)%
Parts sales	2.4	2.5	(0.1)	(4.0)%	4.9	5.4	(0.5)	(9.3)%
Service revenues	0.2	0.1	0.1	100.0%	0.3	0.2	0.1	50.0%
Rental revenues	0.4	0.2	0.2	100.0%	0.8	0.4	0.4	100.0%
Rental equipment sales	(0.7)	—	(0.7)	NA	—	—	—	NA
Total revenues	16.7	21.4	(4.7)	(22.0)%	29.5	48.1	(18.6)	(38.7)%
Cost of revenues:
New and used equipment sales	10.8	13.4	(2.6)	(19.4)%	17.6	30.7	(13.1)	(42.7)%
Parts sales	1.2	1.2	—	—	2.7	2.7	—	—
Service revenues	0.2	0.1	0.1	100.0%	0.3	0.2	0.1	50.0%
Rental revenues	(0.1)	—	(0.1)	NA	(0.1)	—	(0.1)	NA
Rental depreciation	0.4	0.1	0.3	300.0%	0.6	0.3	0.3	100.0%
Rental equipment sales	(0.4)	—	(0.4)	NA	—	—	—	NA
Total cost of revenues	12.1	14.8	(2.7)	(18.2)%	21.1	33.9	(12.8)	(37.8)%
Gross profit	4.6	6.6	(2.0)	(30.3)%	8.4	14.2	(5.8)	(40.8)%
General and administrative expenses	3.7	3.3	0.4	12.1%	7.7	5.8	1.9	32.8%
Non-rental depreciation and amortization	0.9	0.9	—	—	1.8	1.8	—	—
Total operating expenses	4.6	4.2	0.4	9.5%	9.5	7.6	1.9	25.0%
(Loss) income from operations	—	2.4	(2.4)	(100.0)%	(1.1)	6.6	(7.7)	(116.7)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.2)	(0.1)	50.0%	(0.6)	(0.3)	(0.3)	100.0%
Interest expense – other	(0.7)	(0.6)	(0.1)	16.7%	(1.3)	(1.3)	—	—
Other expense	(0.1)	(0.2)	0.1	(50.0)%	(0.1)	(0.2)	0.1	(50.0)%
Total other expense, net	(1.1)	(1.0)	(0.1)	10.0%	(2.0)	(1.8)	(0.2)	11.1%
(Loss) income before taxes	$(1.1)	$1.4	$(2.5)	(178.6)%	$(3.1)	$4.8	$(7.9)	(164.6)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	86.2%	86.9%	79.7%	87.5%
Parts sales	14.4%	11.7%	16.6%	11.2%
Service revenues	1.2%	0.5%	1.0%	0.4%
Rental revenues	2.4%	0.9%	2.7%	0.9%
Rental equipment sales	(4.2)%	—	—	—
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	64.7%	62.6%	59.6%	63.8%
Parts sales	7.2%	5.6%	9.2%	5.6%
Service revenues	1.2%	0.5%	1.0%	0.4%
Rental revenues	(0.6)%	—	(0.3)%	—
Rental depreciation and amortization	2.4%	0.5%	2.0%	0.7%
Rental equipment sales	(2.4)%	—	—	—
Total cost of revenues	72.5%	69.2%	71.5%	70.5%
Gross profit	27.5%	30.8%	28.5%	29.5%

Revenues: Master Distribution segment revenues for the three months ended June 30, 2024 were $16.7 million, a decrease of $4.7 million from the prior year same period. The Master Distribution segment has two primary sales channels for which it sells equipment: (1) through its dealer channel whereby contractual relationships are established with sub-dealers that hold stock inventory and ultimately sell to end users and (2) through direct sale relationships whereby end customers source specific types of equipment direct. During the three months ended June 30, 2024, the dealer channel exhibited a softer demand dynamic than what existed in the second quarter of 2023, as the market for environmental processing equipment was down overall. As dealer channel sales depend on sub-dealer stocking levels, in 2023 the supply of new equipment was in the initial phase of meeting high levels of pent-up post-pandemic demand and our Master Distribution sub-dealers fulfilled stocking needs. This dealer stocking dynamic led to higher than typical sales volume for our Master Distribution segment for the three months ended June 30, 2023. With the dealer channel full and a challenging equipment demand environment, volumes and revenues have suffered comparably. Conversely, the Master Distribution segment's direct sale business, primarily consisting of compost turning and bulk commercial food waste processing machinery, has improved as we sell to environmentally conscious customer end-users throughout North America. Parts sales were slightly down as end-market dynamics negatively influenced aftermarket sales as well, and an uptick in aftermarket (non-OEM) part competitors, primarily on high-volume wear parts, have added some pricing pressure to the recent quarter.

Master Distribution segment revenues for the six months ended June 30, 2024 were $29.5 million, a decrease of $18.6 million from the prior year same period. Softer demand for dealer channel equipment stock relative to the needs of the first half of 2023 was the main driver for the lower segment revenue. Higher interest rates affecting end-customer purchasing behaviors and overall dealer stocking levels contributed to the softer demand throughout the segment's dealer channel. Direct sales, on the other hand, have exhibited positive volume and sales increases in the first half of 2024, albeit a smaller portion of the total sales mix. Parts sales were slightly down based on mix, as we sold multiple large component parts in the six months ended June 30, 2023 when compared to the same period this year, and increased aftermarket parts competitors in the marketplace.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	25.0%	28.0%	(3.0)%	25.1%	27.1%	(2.0)%
Parts sales	50.0%	52.0%	(2.0)%	44.9%	50.0%	(5.1)%
Rental revenues	25.0%	50.0%	(25.0)%	37.5%	25.0%	12.5%
Rental equipment sales	42.9%	NA	NA	NA	NA	NA

Segment gross profit	27.5%	30.8%	(3.3)%	28.5%	29.5%	(1.0)%

For the three months ended June 30, 2024, gross profit margin on new and used equipment sales were 25.0%, down 300 basis points from prior year, but in line with expectations. Parts gross profit margin was 50.0% for the three months ended June 30, 2024, down 200 basis points compared to the same period last year primarily related to the margin pressures from aftermarket competitors.

For the six months ended June 30, 2024, gross profit margin on new and used equipment sales were 25.1%, down slightly from prior year but in line with expectations. Parts gross profit margin was 44.9% for the six months ended June 30, 2024, down 510 basis points compared to the same period last year primarily related to the aforementioned large component parts sales in first quarter of last year.

Operating expenses: Master Distribution segment operating expenses were $4.6 million for the three months ended June 30, 2024, an increase of $0.4 million primarily related to non-cash adjustments for contingent consideration earn-outs associated with the acquisition of Ecoverse in November 2022. Personnel costs, such as wages, benefits, and commissions, and sales-related expenses are the primary operating expenses of the Master Distribution segment and attribute the remainder of the increase in operating expenses for the quarter.

Master Distribution segment operating expenses were $9.5 million for the six months ended June 30, 2024, an increase of $1.9 million primarily related to non-cash adjustments for contingent consideration earn-outs associated with the acquisition of Ecoverse in November 2022. Personnel costs, such as wages and commissions, and sales-related expenses are the primary operating expenses of the Master Distribution segment and remained relatively flat year over year.

Other expense, net: Master Distribution other expense was $1.1 million for the three months ended June 30, 2024, a slight increase over prior year primarily due to higher floor plan interest expense primarily from higher inventory levels.

Master Distribution other expense was $2.0 million for the six months ended June 30, 2024, a slight increase over prior year primarily due to higher floor plan interest expense primarily from higher inventory levels.

Liquidity and Capital Resources

The six months ended June 30, 2024 and 2023 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2024, operating activities resulted in net cash used in operations of $21.0 million. Our reported net loss of $23.8 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, loss on debt extinguishment, deferred income taxes, and stock-based compensation, provided net cash inflows of $38.4 million. Changes in working capital included $109.6 million of inventory purchased (of which $83.0 million was transferred into our rental fleet for replenishment and growth purposes), and a $6.5 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $66.3 million due to proceeds from the sale of rental equipment, and $5.2 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $14.5 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities, and a $0.3 million net change in leases, deferred revenue, net of current portion and other liabilities.

For the six months ended June 30, 2023, operating activities resulted in net cash used in operations of $33.8 million. Our reported net income of $3.4 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and share-based compensation, provided net cash inflows of $56.4 million. Changes in working capital included $200.6 million of inventory purchased (of which $96.4 million was transferred into our rental fleet for replenishment and growth purposes), and a $1.5 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $62.2 million due to proceeds from the sale of rental equipment, $86.1 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $27.7 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and by a $11.7 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the six months ended June 30, 2024, our cash used in investing activities was $37.4 million. This was mainly due to $39.3 million purchases of rental equipment, non-rental property and equipment, and other investing activities partially offset by $1.9 million proceeds from the sale of non-rental property and equipment.

For the six months ended June 30, 2023, our cash used in investing activities was $40.6 million. This was mainly due to $41.3 million purchases of rental equipment, non-rental property and equipment, and other investing activities as well as acquisition activity partially offset by $0.7 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the six months ended June 30, 2024, cash provided by financing activities was $32.1 million. This cash inflow was mainly due to $373.1 million of net proceeds from our line of credit and long-term borrowings which funded the extinguishment of our Senior Secured Second Lien Notes due April 2026 and the increase in net working capital previously noted. These cash inflows were partially offset by payments of $5.4 million for preferred and common stock dividends, net payments of $3.3 million related to non-manufacturer floor plans, $2.0 million for common stock repurchases, and $9.1 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $4.5 million in cash for the period ended June 30, 2024. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital, including but not limited to new and used equipment inventories, purchases of rental fleet equipment and personal property, payments due under line of credit and floor plans, acquisitions, debt service requirements, stock repurchases, and preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the period ended June 30, 2024 was $113.6 million, including $83.0 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $66.3 million for the period ended June 30, 2024 as our business model is to sell lightly-used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of June 30, 2024, we had $339.0 million of available borrowings under the ABL Facility and Floor Plan Facilities.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities ("Floor Plan Rates") are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of June 30, 2024 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At June 30, 2024 and December 31, 2023, we had $217.6 million and $317.5 million, respectively, outstanding borrowings under the ABL Facility. At June 30, 2024 and December 31, 2023, we had $398.8 million and $397.5 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of June 30, 2024, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $2.4 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of June 30, 2024 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of June 30, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Contingencies” in note 11 of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

On July 6, 2022 the Company's Board approved a share repurchase program, which was announced on November 9, 2022, authorizing Alta to repurchase shares of its common stock for an aggregate purchase price of not more than $12.5 million. The share repurchase program is conducted in accordance with Rule 10b-18 of the Exchange Act. Under the share repurchase program, subject to applicable rules and regulations, repurchases of shares of common stock may be made from time-to-time in the open market or by negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on market conditions, cash reserves, cash flow and the balancing of uses of cash for operations, debt paydown, growth, and stock repurchases. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. No limit was placed on the duration of the repurchase program. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1, 2024 - April 30, 2024	—	—	—	12.5
May 1, 2024 - May 31, 2024	—	—	—	12.5
June 1, 2024 - June 30, 2024	231,334	8.73	231,334	10.5
Total	231,334	8.73	231,334	10.5

(1) Includes commission costs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020)
3.3

Certificate of Designation for 10% Series A Cumulative Perpetual Preferred Stock of Alta Equipment Group Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on December 22, 2020)

4.1

Indenture, dated June 5, 2024, among the Company, the Guarantors therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).

4.2	Form of 9.000% Senior Secured Second Lien Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).
10.1

Intercreditor Agreement, dated June 5, 2024, between JPMORGAN CHASE BANK, N.A., as Administrative Agent for the ABL First Lien Secured Parties, JPMorgan Chase Bank, N.A., as Administrative Agent for the Floor Plan First Lien Secured Parties, WILMINGTON TRUST, NATIONAL ASSOCIATION, as collateral agent for the Second Lien Secured Parties, and acknowledged by Alta Equipment Group Inc., Alta Equipment Holdings, Inc., Alta Enterprises, LLC, Alta Construction Equipment Illinois, LLC, Alta Heavy Equipment Services, LLC, Alta Industrial Equipment Michigan, LLC, Alta Construction Equipment, L.L.C., Alta Industrial Equipment Company, L.L.C., NITCO, LLC, Alta Construction Equipment Florida, LLC, Alta Industrial Equipment New York, LLC, Alta Construction Equipment New York, LLC, PeakLogix, LLC, Alta Construction Equipment Ohio, LLC, Alta Material Handling New York State, LLC, Alta Mine Services, LLC, Alta Kubota Michigan, LLC, Alta Construction Equipment New England, LLC, Alta Electric Vehicles Holding, LLC, Alta Electric Vehicles, LLC, Ginop Sales, Inc., A Alta Electric Vehicles South West, LLC, Alta Equipment Canada Holdings, Inc., Ecoverse, LLC, Alta Equipment Distribution, LLC, and Alta Construction Equipment Pennsylvania, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).

10.2

Sixth Amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated June 5, 2024, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).

10.3

Seventh Amendment to Sixth Amended and Restated Floor Plan First Lien Credit Agreement among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).

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

ALTA EQUIPMENT GROUP INC.

Date: August 7, 2024	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)