Form 10-Q
period 2024-09-30
ALTA EQUIPMENT GROUP INC.
filed 2024-11-12
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 33,256,321 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash	$14.6	$31.0
Accounts receivable, net of allowances of $15.5 and $12.4 as of September 30, 2024 and December 31, 2023, respectively	217.4	249.3
Inventories, net	565.2	530.7
Prepaid expenses and other current assets	29.2	27.0
Total current assets	826.4	838.0

NON-CURRENT ASSETS
Property and equipment, net	85.0	73.4
Rental fleet, net	385.3	391.4
Operating lease right-of-use assets, net	108.9	110.9
Goodwill	81.1	76.7
Other intangible assets, net	58.0	66.3
Other assets	4.4	14.2
TOTAL ASSETS	$1,549.1	$1,570.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$309.2	$297.8
Floor plan payable – used and rental equipment	86.7	99.5
Current portion of long-term debt	10.1	7.7
Accounts payable	93.7	97.0
Customer deposits	13.2	17.4
Accrued expenses	65.1	59.7
Current operating lease liabilities	15.1	15.9
Current deferred revenue	12.3	16.2
Other current liabilities	6.9	23.9
Total current liabilities	612.3	635.1

NON-CURRENT LIABILITIES
Line of credit, net	197.3	315.9
Long-term debt, net of current portion	478.7	312.3
Finance lease obligations, net of current portion	36.6	31.1
Deferred revenue, net of current portion	4.2	4.2
Long-term operating lease liabilities, net of current portion	99.2	99.6
Deferred tax liabilities	11.2	7.7
Other liabilities	13.9	15.3
TOTAL LIABILITIES	1,453.4	1,421.2
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both September 30, 2024 and December 31, 2023 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 33,092,441 and 32,369,820 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	242.6	233.8
Treasury stock at cost, 1,093,516 and 862,182 shares of common stock held at September 30, 2024 and December 31, 2023, respectively	(7.9)	(5.9)
Accumulated deficit	(136.0)	(76.4)
Accumulated other comprehensive loss	(3.0)	(1.8)
TOTAL STOCKHOLDERS’ EQUITY	95.7	149.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,549.1	$1,570.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	$219.8	$253.6	$699.9	$727.8
Parts sales	75.6	69.5	226.5	209.2
Service revenues	64.6	60.6	194.8	180.5
Rental revenues	53.7	54.0	155.9	147.1
Rental equipment sales	35.1	28.5	101.4	90.7
Total revenues	448.8	466.2	1,378.5	1,355.3
Cost of revenues:
New and used equipment sales	184.4	212.0	588.7	601.3
Parts sales	50.0	45.3	149.2	138.2
Service revenues	26.3	26.5	80.2	77.0
Rental revenues	5.6	5.7	18.5	18.0
Rental depreciation	30.6	29.6	88.5	80.1
Rental equipment sales	27.3	21.0	76.2	66.5
Total cost of revenues	324.2	340.1	1,001.3	981.1
Gross profit	124.6	126.1	377.2	374.2
General and administrative expenses	110.6	106.8	339.7	316.0
Non-rental depreciation and amortization	7.2	5.4	21.3	16.0
Total operating expenses	117.8	112.2	361.0	332.0
Income from operations	6.8	13.9	16.2	42.2
Other (expense) income:
Interest expense, floor plan payable – new equipment	(3.2)	(2.4)	(8.7)	(5.8)
Interest expense – other	(19.4)	(12.8)	(49.2)	(35.1)
Other (expense) income	(0.3)	1.4	1.6	2.6
Loss on extinguishment of debt	—	—	(6.7)	—
Total other expense, net	(22.9)	(13.8)	(63.0)	(38.3)
(Loss) income before taxes	(16.1)	0.1	(46.8)	3.9
Income tax provision (benefit)	11.6	(7.3)	4.7	(6.9)
Net (loss) income	(27.7)	7.4	(51.5)	10.8
Preferred stock dividends	(0.7)	(0.7)	(2.2)	(2.2)
Net (loss) income available to common stockholders	$(28.4)	$6.7	$(53.7)	$8.6
Basic (loss) income per share	$(0.86)	$0.21	$(1.62)	$0.27
Diluted (loss) income per share	$(0.86)	$0.20	$(1.62)	$0.26
Basic weighted average common shares outstanding	33,207,768	32,368,112	33,185,437	32,320,346
Diluted weighted average common shares outstanding	33,207,768	32,729,517	33,185,437	32,631,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(27.7)	$7.4	$(51.5)	$10.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	0.5	(0.7)	(1.1)	0.1
Change in fair value of derivative, net of tax	(1.5)	0.3	(0.1)	1.5
Total other comprehensive (loss) income (1)	(1.0)	(0.4)	(1.2)	1.6
Comprehensive (loss) income	$(28.7)	$7.0	$(52.7)	$12.4

(1) There were no material reclassifications from Accumulated other comprehensive (loss) income reflected in Total other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023. There were no material taxes associated with Total other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	36,269	—	1.3	—	—	—	1.3
Acquisition contingent consideration	—	—	339,847	—	3.4	—	—	—	3.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.5)	(0.5)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.7	0.7
Repurchase of common stock	—	—	(231,334)	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2024	1,200,000	$—	32,950,141	$—	$240.7	$(105.6)	$(7.9)	$(2.0)	$125.2
Net loss	—	—	—	—	—	(27.7)	—	—	(27.7)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	142,300	—	2.3	—	—	—	2.3
Acquisition contingent consideration	—	—	—	—	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.5	0.5
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance at September 30, 2024	1,200,000	$—	33,092,441	$—	$242.6	$(136.0)	$(7.9)	$(3.0)	$95.7

	Three and Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	1.0	—	—	1.0
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Impact of adoption of new accounting standard	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	173,869	—	0.8	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.1	0.1
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2023	1,200,000	$—	32,368,112	$—	$223.6	$(76.4)	$(5.9)	$(3.2)	$138.1
Net income	—	—	—	—	—	2.4	—	—	2.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation	—	—	—	—	1.1	—	—	—	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.7	0.7
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	1.6	1.6
Balance at June 30, 2023	1,200,000	$—	32,368,112	$—	$224.7	$(76.5)	$(5.9)	$(0.9)	$141.4
Net income	—	—	—	—	—	7.4	—	—	7.4
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	1.4	—	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.7)	(0.7)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Proceeds from stockholder short-swing profits	—	—	—	—	0.4	—	—	—	0.4
Balance at September 30, 2023	1,200,000	—	32,368,112	$—	$226.5	$(71.8)	$(5.9)	$(1.3)	$147.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(51.5)	$10.8
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities
Depreciation and amortization	109.8	96.1
Amortization of debt discount and debt issuance costs	2.6	1.4
Imputed interest	0.3	0.8
Loss on sale of property and equipment	—	0.3
Gain on sale of rental equipment	(25.2)	(24.2)
Provision for inventory obsolescence	1.4	3.1
Provision for losses on accounts receivable	5.2	5.1
Loss on debt extinguishment	6.7	—
Change in fair value of derivative instruments	(2.2)	2.2
Stock-based compensation expense	3.9	3.3
Changes in deferred income taxes	5.2	(7.4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26.5	(32.7)
Inventories	(152.2)	(247.4)
Proceeds from sale of rental equipment - rent-to-sell	92.5	87.0
Prepaid expenses and other assets	3.2	(5.5)
Manufacturers floor plans payable	8.4	97.9
Accounts payable, accrued expenses, customer deposits, and other current liabilities	(13.6)	(6.9)
Leases, deferred revenue, net of current portion and other liabilities	1.1	(7.0)
Net cash provided by (used in) operating activities	22.1	(23.1)
INVESTING ACTIVITIES
Expenditures for rental equipment	(45.6)	(48.7)
Expenditures for property and equipment	(11.4)	(8.6)
Proceeds from sale of property and equipment	2.3	0.8
Proceeds from sale of rental equipment - rent-to-rent	8.9	3.7
Acquisitions of businesses, net of cash acquired	—	(1.6)
Other investing activities	(2.2)	(2.5)
Net cash used in investing activities	(48.0)	(56.9)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	(1.9)	—
Extinguishment of long-term debt	(319.4)	—
Proceeds from line of credit and long-term borrowings	899.6	278.5
Principal payments on line of credit, long-term debt, and finance lease obligations	(546.1)	(197.0)
Proceeds from non-manufacturer floor plan payable	101.3	148.3
Payments on non-manufacturer floor plan payable	(110.6)	(138.5)
Preferred stock dividends paid	(2.2)	(2.2)
Common stock dividends declared and paid	(5.9)	(5.7)
Repurchases of common stock	(2.0)	—
Other financing activities	(3.1)	(5.2)
Net cash provided by financing activities	9.7	78.2

Effect of exchange rate changes on cash	(0.2)	0.5
NET CHANGE IN CASH	(16.4)	(1.3)

Cash, Beginning of year	31.0	2.7
Cash, End of period	$14.6	$1.4
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$105.6	$143.0
Contingent and non-contingent consideration for business acquisitions	0.2	—
Supplemental disclosures of cash flow information
Cash paid for interest	$43.8	$33.8
Cash paid for income taxes	$1.5	$4.0

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

Immaterial restatement of prior period financial statements

Subsequent to the issuance of the Company’s Consolidated Financial Statements filed on Form 10-K for the period ended December 31, 2023, the Company identified a multi-year error in the presentation of its Consolidated Statement of Cash Flows. Management determined its presentation of the proceeds from the sale of rent-to-rent equipment was incorrectly presented as an operating cash flow as opposed to an investing cash flow. The effect of this error was an overstatement of net cash provided by operating activities by $6.6 million, $7.5 million, and $5.4 million for the years ended December 31, 2021, 2022, and 2023, respectively, with a corresponding overstatement of net cash used in investing activities. The effect of this error was an understatement of net cash used in operating activities by $3.7 million for the nine months ended September 30, 2023, with a corresponding overstatement of net cash used in investing activities. Further, in the nine months ended September 30, 2024, the Company recorded an out-of-period adjustment for the three months ended March 31, 2024 and six months ended June 30, 2024 of $1.7 million and $3.2 million, respectively, for this same error. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. Management has evaluated quantitative and qualitative factors for this misstatement and has concluded it was not material to the prior periods.

The following table reflects the effects of the correction on all affected line items of the Company’s previously reported Condensed Consolidated Financial Statements presented in this Form 10-Q:

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-sell	$90.7	$(3.7)	$87.0
Net cash used in operating activities	(19.4)	(3.7)	(23.1)
INVESTING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-rent	0.0	3.7	3.7
Net cash used in investing activities	(60.6)	3.7	(56.9)

Reclassification

The Company has separately disclosed Rental fleet, net in its Condensed Consolidated Balance Sheet as of December 31, 2023, which was previously presented within Property and equipment, net in our Annual Report on Form 10-K. We have also updated all accompanying footnotes and disclosures affected by the reclassification.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance amends reportable segment disclosure requirements, primarily through enhanced disclosures about reportable segment’s expenses. The Company is required to adopt the guidance in the 2024 Annual Report on Form 10-K and in our interim periods during 2025. The guidance will require additional disclosures in the Segments footnote but will not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid by jurisdiction. The Company is required to adopt the guidance in the first quarter of 2025. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires additional disclosure in the notes to the financial statements of specified information about certain statement of operations expense line items. The Company is required to adopt the guidance in the 2027 Annual Report on Form 10-K and in our interim periods during 2028, though early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 by revenue type and the applicable accounting standard.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$219.8	$219.8	$—	$253.6	$253.6
Parts sales	—	75.6	75.6	—	69.5	69.5
Service revenues	—	64.6	64.6	—	60.6	60.6
Rental revenues	53.7	—	53.7	54.0	—	54.0
Rental equipment sales	—	35.1	35.1	—	28.5	28.5
Total revenues	$53.7	$395.1	$448.8	$54.0	$412.2	$466.2

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$699.9	$699.9	$—	$727.8	$727.8
Parts sales	—	226.5	226.5	—	209.2	209.2
Service revenues	—	194.8	194.8	—	180.5	180.5
Rental revenues	155.9	—	155.9	147.1	—	147.1
Rental equipment sales	—	101.4	101.4	—	90.7	90.7
Total revenues	$155.9	$1,222.6	$1,378.5	$147.1	$1,208.2	$1,355.3

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $2.6 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively, and $8.1 million and $22.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $13.1 million and $12.9 million in project-based revenues for the three months ended September 30, 2024 and 2023 respectively, and $43.6 million and $52.2 million in project-based revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.7 million and $6.4 million for the three months ended September 30, 2024 and 2023, respectively, and $16.7 million and $18.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Rental equipment sales may occur at various stages in an equipment’s lifecycle, depending on customer demand and original purchase intentions of the equipment. Rent-to-rent equipment, for instance, is originally purchased directly into the rental fleet for the primary purpose of renting, as opposed to selling. Rental equipment sales of rent-to-rent equipment are therefore typically made toward the end of the useful life of the equipment. Rent-to-sell equipment, on the other hand, is originally purchased as new inventory stock, but is subsequently transferred to rental fleet and rented to customers based on rental fleet utilization levels and market conditions. Ultimately, rent-to-sell equipment tends to be purchased to serve the numerous applications of our Construction Equipment segment customers and allows the Company to create different model years of equipment at varying price points to fulfill market demand for lower hour, lightly used construction equipment. Certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. Revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the previous rental agreement, and therefore control has been transferred concurrently with the title.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of September 30, 2024 and December 31, 2023 were $4.4 million and $4.5 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenues, guaranteed maintenance contracts, and equipment rental agreements as of September 30, 2024 and December 31, 2023 was $16.5 million and $20.4 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized revenues of $2.8 million and $13.1 million, respectively, from the prior year ending deferred revenue balance. For the three and nine months ended September 30, 2023, the Company recognized revenue of $0.6 million and $11.9 million, respectively, from the December 31, 2022 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer ("CEO"), Chief Financial Officer, and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. The Company did not purchase hydrogen fuel from OneH2 during the three months ended September 30, 2024 and purchased $1.2 million of hydrogen fuel from OneH2 during nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company purchased $0.1 million and $0.4 million of hydrogen fuel from OneH2, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid OneH2 $1.1 million each year as part of the Company's total investment to date of $5.3 million to build and commercialize a hydrogen production plant for the Company which we expect to become operational in the first six months of 2025.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	September 30,	December 31,
	2024	2023
New equipment	$403.4	$373.6
Used equipment	60.9	54.6
Work in process	7.2	8.2
Parts	102.8	101.9
Gross inventory	574.3	538.3
Inventory reserves	(9.1)	(7.6)
Inventories, net	$565.2	$530.7

Direct labor of $0.3 million and $1.2 million incurred for open service orders were capitalized and included in work in process as of September 30, 2024 and December 31, 2023, respectively. The remaining work in process balances as of September 30, 2024 and December 31, 2023 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $4.3 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $8.7 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2024	2023
Land	$3.2	$2.1
Buildings, equipment, and leasehold improvements:
Machinery and equipment	9.3	8.5
Autos and trucks	7.6	7.7
Buildings and leasehold improvements	25.0	20.8
Construction in progress	8.0	6.1
Finance lease right-of-use assets	62.0	48.4
Office equipment	5.6	4.9
Computer equipment	14.4	13.3
Total cost	135.1	111.8

Less: accumulated depreciation and amortization:
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(50.1)	(38.4)
Property and equipment, net	$85.0	$73.4

Total depreciation and amortization on property and equipment was $4.7 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively, and $13.6 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Rental fleet, net, consisted of the following:

	September 30,	December 31,
	2024	2023
Rental fleet	$599.0	$600.8
Less: accumulated depreciation rental fleet	(213.7)	(209.4)
Rental fleet, net	$385.3	$391.4

Total depreciation on rental fleet was $26.3 million and $26.5 million for the three months ended September 30, 2024 and 2023, respectively, and $77.1 million and $71.4 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the nine months ended September 30, 2024:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2023	$15.0	$43.4	$18.3	$76.7
Adjustments to purchase price allocations	—	4.4	—	4.4
Translation adjustments	(0.1)	0.1	—	—
Balance, September 30, 2024	$14.9	$47.9	$18.3	$81.1

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and nine months ended September 30, 2024. See Note 15, Business Combinations, for further information.

The gross carrying amount of intangible assets and accumulated amortization as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.9	$73.1	$(22.5)	$50.6
Other intangibles	3.3	14.5	(7.1)	7.4
Total	6.4	$87.6	$(29.6)	$58.0

	December 31, 2023
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	7.6	$73.6	$(16.8)	$56.8
Other intangibles	3.9	14.6	(5.1)	9.5
Total	7.0	$88.2	$(21.9)	$66.3

Amortization of intangible assets was $2.5 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $7.7 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance on our First Lien Floor Plan Facility of $58.2 million and $67.4 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2024 and December 31, 2023 was 8.1% and 8.2%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, ranged from 8.0% to 11.0% as of September 30, 2024 and 8.4% to 10.5% as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance on the OEM Floor Plan Facilities of $338.2 million and $330.1 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $450.0 million at any time, which is subject to a 10% annual increase. To better align with our business operations, on February 28, 2024 the Company amended our ABL Facility and First Lien Floor Plan Facility primarily for the purpose of moving the effective date of such annual increase to December 31st of each year, beginning with December 31, 2023. The total outstanding balance under the Floor Plan Facilities as of September 30, 2024 and December 31, 2023, was $396.4 million and $397.5 million, respectively, excluding unamortized debt issuance costs. For the three months ended September 30, 2024 and 2023, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $3.2 million and $2.4 million, respectively, and for the nine months ended September 30, 2024 and 2023, $8.7 million and $5.8 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 8.4% and 7.9% as of September 30, 2024 and 2023, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of September 30, 2024 and December 31, 2023, the Company had an outstanding ABL Facility balance of $200.6 million and $317.5 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 6.9% and 7.2% at September 30, 2024 and December 31, 2023, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $970.0 million unless certain other conditions are met. The total amount outstanding as of September 30, 2024 and December 31, 2023, was $597.0 million and $715.0 million, exclusive of debt issuance and deferred financing costs of $3.8 million and $1.8 million, respectively.

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

As of September 30, 2024, outstanding borrowings under the Notes were $478.7 million, which included $21.3 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

Extinguishment of Debt

In the second quarter of 2024, in connection with the issuance of the Notes, the Company extinguished our previously issued Senior Secured Second Lien Notes due April 15, 2026. The Company recorded a loss on the extinguishment in the amount of $6.7 million in the line item "Loss on extinguishment of debt" in our Condensed Consolidated Statements of Operations.

The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2024	2023
Line of credit	$200.6	$317.5
Senior secured second lien notes	500.0	315.0
Unamortized debt issuance costs	(4.6)	(2.2)
Debt discount	(20.0)	(2.1)
Finance leases	46.7	38.8
Total debt and finance leases	722.7	667.0
Less: current maturities	(10.1)	(7.7)
Long-term debt and finance leases, net	$712.6	$659.3

As of September 30, 2024, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”), Ecoverse Industries, LTD ("Ecoverse"), Peaklogix LLC ("Peaklogix") and Ginop Sales, Inc.

	September 30,	December 31,
Location on Balance Sheet	2024	2023
Other current liabilities	$2.8	$7.4
Other liabilities	6.1	6.5
Total	$8.9	$13.9

See Note 14, Fair Value of Financial Instruments, and Note 15, Business Combinations, for further information.

NOTE 10 — LEASES

The Company primarily has third-party operating and finance leases for branch facilities, corporate office, and certain equipment. The Company has one operating lease with a related party. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through June 2039 and contain provisions to renew the leases for additional terms of up to 20 years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in "Rental revenues" on our Condensed Consolidated Statements of Operations. Sublease income below includes subleases of primarily facilities that are not included in "Rental revenues" due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At September 30, 2024 and December 31, 2023, assets recorded under finance leases, net of accumulated depreciation, were $44.6 million and $37.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$7.2	$6.8	$20.4	$20.2
Short-term lease expense	0.8	0.9	4.7	3.8
Low-value lease expense	0.3	0.3	1.0	0.8
Variable lease expense	2.4	2.2	7.7	6.4
Finance lease expense:
Amortization of right-of-use assets	2.7	1.7	7.5	4.4
Interest on lease liabilities	1.0	0.6	2.8	1.7
Sublease income	(0.1)	(0.1)	(0.3)	(0.2)
Total lease expense	$14.3	$12.4	$43.8	$37.1

Additional information related to leases is presented in the table below:

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.6	$19.4
Operating cash flows for finance leases	2.8	1.7
Financing cash flows for finance leases	6.7	3.9
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	10.5	4.9
Finance leases	14.4	17.3
Weighted Average Remaining Lease Term (in years):
Operating leases	8.7	9.0
Finance leases	4.5	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.4	10.2
Finance leases	8.6	8.2

Minimum future lease payments under non-cancellable operating and finance leases described above as of September 30, 2024 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2024	$6.6	$3.4
2025	24.2	13.4
2026	21.2	12.7
2027	19.6	11.1
2028	17.9	9.1
Thereafter	87.9	6.1
Total future minimum lease payments	177.4	55.8
Less: imputed interest	(63.1)	(9.1)
Total	$114.3	$46.7

Balance Sheet Location	September 30, 2024	December 31, 2023
Current portion of long-term debt	$10.1	$7.7
Current operating lease liabilities	15.1	15.9
Finance lease obligations, net of current portion	36.6	31.1
Long-term operating lease liabilities, net of current portion	99.2	99.6
Total	$161.0	$154.3

As of September 30, 2024, the Company had additional leases, substantially all real estate, that were executed but had not yet commenced with undiscounted lease payments of $3.7 million. These leases are expected to commence in 2024 and the first quarter of 2025 with lease terms up to 10 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of September 30, 2024 and December 31, 2023, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party lessee, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both September 30, 2024 and December 31, 2023. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

Legal Proceedings

During the three and nine months ended September 30, 2024 and 2023, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2024 and December 31, 2023 there were $12.0 million and $9.0 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax expense of $11.6 million and benefit of $7.3 million for the three months ended September 30, 2024 and 2023, respectively, and $4.7 million expense and $6.9 million benefit for the nine months ended September 30, 2024 and 2023, respectively.

For the three and nine months ended September 30, 2024, the income tax expense was primarily attributable to the Company, after considering updated information, including the filing of the fiscal 2023 federal income tax return, recording a valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards created by the provisions of the Tax Cuts and Jobs Act of 2018 ("TCJA"). During the three and nine months ended September 30, 2023, the income tax benefit was primarily attributable to the release of the valuation allowance on certain U.S. federal and state deferred tax assets. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the nine months ended September 30, 2024 and 2023 was (10.0)% and (176.9)%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above.

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

The Company recognized total stock-based compensation expense for PSUs and RSUs of $1.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's RSUs was $1.9 million, which is expected to be recognized over a weighted average period of 1.0 years. As of September 30, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's PSUs was $3.1 million, which is expected to be recognized over a weighted average period of 0.9 years.

The following table shows the number of stock awards that were granted, vested, and forfeited during the nine months ended September 30, 2024:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2023	230,574	$12.27	543,422	$13.37
Granted	160,016	10.94	76,976	12.05
Vested - issued	(145,034)	10.96	(210,156)	12.15
Vested - unissued	(24,175)	11.34	(1,663)	14.11
Forfeited	(5,340)	13.34	(8,480)	13.63
Unvested units as of September 30, 2024	216,041	$12.25	400,099	$13.74

Employee Stock Purchase Plan (ESPP)

On June 8, 2023 the Company filed a Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. The Company then opened enrollment for the first offering period that started July 1, 2023 and continued through December 31, 2023. There are two six-month offering periods each year starting January 1 and July 1, with the purchase date on the last business day of each offering period.

Under the ESPP, eligible employees (as defined in the ESPP) can purchase the Company’s common stock through accumulated payroll deductions. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first or last business day of each six-month offering period. Eligible employees may contribute up to 10% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first or last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and nine months ended September 30, 2024 and 2023.was not material.

ESPP employee payroll contributions accrued as of September 30, 2024 and December 31, 2023 totaled $0.5 million and $0.9 million, respectively, and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" in the Condensed Consolidated Statement of Cash Flows.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	September 30, 2024	December 31, 2023
Estimated aggregate fair value	$695.3	$655.6
Aggregate carrying value (1)	747.3	671.3

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

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	September 30, 2024	December 31, 2023
Other current liabilities	$—	$0.4
Other liabilities	5.7	4.2

The following is a summary of changes to Level 3 instruments for the nine months ended September 30, 2024:

Contingent Consideration
Balance, December 31, 2023	$4.6
Changes in fair value	1.1
Balance, September 30, 2024	$5.7

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

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized impact on earnings on the interest rate cap for the three and nine months ended September 30, 2024 and 2023, respectively, are disclosed in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

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

The following table summarizes the maturity dates, unit of measure and notional value for the Company's derivative instruments as of September 30, 2024:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2026)	Gallons	4.8

The following table sets forth the location and fair value of the Company’s derivative instruments as of September 30, 2024 and December 31, 2023 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivative designated as hedge	Balance Sheet location	September 30, 2024	December 31, 2023	Balance Sheet location	September 30, 2024	December 31, 2023
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$1.6	$1.6
Interest rate cap - long-term	Other assets	0.3	1.7	Other liabilities	0.4	1.6

NOTE 15 — BUSINESS COMBINATIONS

The following table summarizes the net assets acquired by segment from our 2023 acquisitions:

	Material Handling	Construction	Total
Cash	$0.1	$0.6	$0.7
Accounts receivable	0.3	7.9	8.2
Inventories	0.8	37.6	38.4
Prepaid expenses and other current assets	—	0.8	0.8
Rental fleet	1.0	10.8	11.8
Property and equipment	0.1	1.8	1.9
Operating lease right-of-use assets	1.9	2.7	4.6
Other intangible assets	—	13.5	13.5
Goodwill	1.1	9.8	10.9
Other assets	—	0.3	0.3
Total assets	$5.3	$85.8	$91.1

Floor plan payable – new equipment	$—	$(9.2)	$(9.2)
Accounts payable	(0.7)	(9.3)	(10.0)
Customer deposits	—	(0.1)	(0.1)
Accrued expenses	—	(3.1)	(3.1)
Current operating lease liabilities	(0.2)	(0.4)	(0.6)
Current deferred revenue	—	(0.6)	(0.6)
Long-term operating lease liabilities	(1.7)	(2.3)	(4.0)
Deferred tax liability	—	(6.0)	(6.0)
Total liabilities	$(2.6)	$(31.0)	$(33.6)

Net assets acquired	$2.7	$54.8	$57.5

Assets acquired net of cash	$2.6	$54.2	$56.8

During 2024, we recorded adjustments to the purchase price allocation related to the Ault acquisition which were not significant individually or in the aggregate. These adjustments had no cash impact. We describe our 2023 acquisitions in more detail in Note 15 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The fair values of assets acquired and liabilities assumed are finalized for all our 2023 acquisitions.

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

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity all together including Alta e-mobility (e.g., commercial electric vehicles) revenues and costs. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance and compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within Corporate and Other.

The following tables present the Company’s results of operations by reportable segment:

	Three Months Ended September 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$87.2	$118.0	$15.3	$(0.7)	$219.8
Parts sales	24.9	48.4	2.2	0.1	75.6
Service revenues	34.7	29.6	0.3	—	64.6
Rental revenues	19.3	34.0	0.4	—	53.7
Rental equipment sales	2.8	32.3	—	—	35.1
Total revenues	$168.9	$262.3	$18.2	$(0.6)	$448.8
Interest expense	6.6	13.3	1.2	1.5	22.6
Depreciation and amortization	10.5	25.9	1.1	0.3	37.8
Income (loss) before taxes	0.7	(10.8)	0.1	(6.1)	(16.1)

	Three Months Ended September 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$89.8	$150.8	$15.2	$(2.2)	$253.6
Parts sales	24.4	42.9	2.5	(0.3)	$69.5
Service revenues	33.2	27.3	0.1	—	$60.6
Rental revenues	19.6	34.1	0.3	—	$54.0
Rental equipment sales	1.6	26.9	—	—	28.5
Total revenues	$168.6	$282.0	$18.1	$(2.5)	$466.2
Interest expense	4.9	8.7	0.9	0.7	15.2
Depreciation and amortization	8.6	25.0	1.1	0.3	35.0
Income (loss) before taxes	4.8	0.8	0.3	(5.8)	0.1

	Nine Months Ended September 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$271.5	$389.6	$38.8	$—	$699.9
Parts sales	76.7	143.5	7.1	(0.8)	226.5
Service revenues	104.2	90.0	0.6	—	194.8
Rental revenues	58.3	96.4	1.2	—	155.9
Rental equipment sales	8.1	93.3	—	—	101.4
Total revenues	$518.8	$812.8	$47.7	$(0.8)	$1,378.5
Interest expense	17.6	34.9	3.1	2.3	57.9
Depreciation and amortization	30.6	75.0	3.5	0.7	109.8
Income (loss) before taxes	6.0	(26.0)	(3.0)	(23.8)	(46.8)

	Nine Months Ended September 30, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
New and used equipment sales	$267.5	$412.1	$57.3	$(9.1)	$727.8
Parts sales	75.8	126.4	7.9	(0.9)	209.2
Service revenues	99.1	81.1	0.3	—	180.5
Rental revenues	56.2	90.2	0.7	—	147.1
Rental equipment sales	3.9	86.8	—	—	90.7
Total revenues	$502.5	$796.6	$66.2	$(10.0)	$1,355.3
Interest expense	13.2	23.2	2.5	2.0	40.9
Depreciation and amortization	25.4	67.0	3.2	0.5	96.1
Income (loss) before taxes	12.8	3.7	5.1	(17.7)	3.9

The following table presents the Company’s identified assets by reportable segment:

	September 30, 2024	December 31, 2023
Material Handling	$470.5	$474.3
Construction Equipment	953.1	947.6
Master Distribution	89.4	85.9
Corporate and Other	36.1	63.1
Total assets	$1,549.1	$1,570.9

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period and includes vested, unissued RSUs, PSUs, and ESPP shares. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common share equivalents granted under our stock-based compensation plan, including ESPP, which remain unvested and shares used as consideration in the Ault acquisition which remain unissued ("dilutive securities"), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net (loss) income per share
Net (loss) income available to common stockholders	$(28.4)	$6.7	$(53.7)	$8.6
Basic weighted average common shares outstanding	33,207,768	32,368,112	33,185,437	32,320,346
Basic net (loss) income per share of common stock	$(0.86)	$0.21	$(1.62)	$0.27
Diluted (loss) income per share
Net (loss) income available to common stockholders	$(28.4)	$6.7	$(53.7)	$8.6
Basic weighted average common shares outstanding	33,207,768	32,368,112	33,185,437	32,320,346
Effect of dilutive securities:
Effect of dilutive securities	—	361,405	—	310,736
Diluted weighted average common shares outstanding	33,207,768	32,729,517	33,185,437	32,631,082
Diluted net (loss) income per share of common stock	$(0.86)	$0.20	$(1.62)	$0.26

Approximately 907,000 and 955,000 securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2024, because the inclusion of such securities in the calculation would have been anti-dilutive.

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

In addition to strategic acquisitions, we intend to leverage our platform, deep roster of existing customers, and decades of equipment dealership experience to grow organically by establishing new relationships with equipment OEMs that are synergistic to our existing business. Recent examples of this facet of our growth strategy are evidenced by our new relationship with Case Power and Equipment in Western Pennsylvania, which launched in late 2023, and the ongoing development of our e-mobility offerings and partnerships in the class 3 through 8 commercial electric vehicle markets.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $592.2 million as of September 30, 2024. The original acquisition cost of our rental fleet excludes $6.8 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our sales and product support activities.

Rental equipment sales. We also sell rental equipment from our rental fleet. Rental equipment sales may occur at various stages in an equipment’s lifecycle, depending on customer demand and original purchase intentions of the equipment. Rental equipment purchased directly into the rental fleet tends to be rented for the majority of its useful life before being sold (defined earlier as rent-to-rent equipment), and rental equipment purchased as new inventory then later transferred into the rental fleet tends to be rented until a retail opportunity presents itself (defined earlier as rent-to-sell equipment). In our Material Handling segment, our rental equipment sales are primarily of rent-to-rent equipment and in our Construction Equipment segment, our rental equipment sales are primarily of rent-to-sell equipment. Selling lightly used construction equipment from our rental fleet allows us to meet customer demand for specific model years of equipment at various price points versus only offering brand new equipment to the market. Customers often have options to purchase equipment after or before rental agreements have matured. Rental equipment sales, like new and used equipment sales, generate customer-owned equipment field population within our territories that ultimately yield high-margin parts and service revenues for us.

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

Results of Operations

The three and nine months ended September 30, 2024 and 2023

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$219.8	$253.6	$(33.8)	(13.3)%	$699.9	$727.8	$(27.9)	(3.8)%
Parts sales	75.6	69.5	6.1	8.8%	226.5	209.2	17.3	8.3%
Service revenues	64.6	60.6	4.0	6.6%	194.8	180.5	14.3	7.9%
Rental revenues	53.7	54.0	(0.3)	(0.6)%	155.9	147.1	8.8	6.0%
Rental equipment sales	35.1	28.5	6.6	23.2%	101.4	90.7	10.7	11.8%
Total revenues	448.8	466.2	(17.4)	(3.7)%	1,378.5	1,355.3	23.2	1.7%
Cost of revenues:
New and used equipment sales	184.4	212.0	(27.6)	(13.0)%	588.7	601.3	(12.6)	(2.1)%
Parts sales	50.0	45.3	4.7	10.4%	149.2	138.2	11.0	8.0%
Service revenues	26.3	26.5	(0.2)	(0.8)%	80.2	77.0	3.2	4.2%
Rental revenues	5.6	5.7	(0.1)	(1.8)%	18.5	18.0	0.5	2.8%
Rental depreciation	30.6	29.6	1.0	3.4%	88.5	80.1	8.4	10.5%
Rental equipment sales	27.3	21.0	6.3	30.0%	76.2	66.5	9.7	14.6%
Total cost of revenues	324.2	340.1	(15.9)	(4.7)%	1,001.3	981.1	20.2	2.1%
Gross profit	124.6	126.1	(1.5)	(1.2)%	377.2	374.2	3.0	0.8%
General and administrative expenses	110.6	106.8	3.8	3.6%	339.7	316.0	23.7	7.5%
Non-rental depreciation and amortization	7.2	5.4	1.8	33.3%	21.3	16.0	5.3	33.1%
Total operating expenses	117.8	112.2	5.6	5.0%	361.0	332.0	29.0	8.7%
Income from operations	6.8	13.9	(7.1)	(51.1)%	16.2	42.2	(26.0)	(61.6)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(3.2)	(2.4)	(0.8)	33.3%	(8.7)	(5.8)	(2.9)	50.0%
Interest expense – other	(19.4)	(12.8)	(6.6)	51.6%	(49.2)	(35.1)	(14.1)	40.2%
Other income	(0.3)	1.4	(1.7)	(121.4)%	1.6	2.6	(1.0)	(38.5)%
Loss on extinguishment of debt	—	—	—	—	(6.7)	—	(6.7)	NM
Total other expense, net	(22.9)	(13.8)	(9.1)	65.9%	(63.0)	(38.3)	(24.7)	64.5%
(Loss) income before taxes	(16.1)	0.1	(16.2)	NM	(46.8)	3.9	(50.7)	NM
Income tax provision (benefit)	11.6	(7.3)	18.9	NM	4.7	(6.9)	11.6	NM
Net (loss) income	(27.7)	7.4	(35.1)	NM	(51.5)	10.8	(62.3)	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(2.2)	(2.2)	—	—
Net (loss) income available to common stockholders	$(28.4)	$6.7	$(35.1)	NM	$(53.7)	$8.6	$(62.3)	NM
NM - calculated change not meaningful

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	49.0%	54.4%	50.8%	53.7%
Parts sales	16.8%	14.9%	16.4%	15.4%
Service revenues	14.4%	13.0%	14.1%	13.3%
Rental revenues	12.0%	11.6%	11.3%	10.9%
Rental equipment sales	7.8%	6.1%	7.4%	6.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.2%	45.5%	42.7%	44.4%
Parts sales	11.1%	9.7%	10.8%	10.2%
Service revenues	5.9%	5.7%	5.8%	5.7%
Rental revenues	1.2%	1.2%	1.3%	1.3%
Rental depreciation	6.8%	6.3%	6.4%	5.9%
Rental equipment sales	6.0%	4.6%	5.6%	4.9%
Total cost of revenues	72.2%	73.0%	72.6%	72.4%
Gross profit	27.8%	27.0%	27.4%	27.6%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$448.8	$466.2	$(17.4)	(3.7)%	$1,378.5	$1,355.3	$23.2	1.7%
Acquisitions revenues	21.7	—			58.2	—
Organic revenues:
New and used equipment sales	208.1	253.6	(45.5)	(17.9)%	667.0	727.8	(60.8)	(8.4)%
Parts sales	71.3	69.5	1.8	2.6%	214.4	209.2	5.2	2.5%
Service revenues	64.0	60.6	3.4	5.6%	191.8	180.5	11.3	6.3%
Rental revenues	50.1	54.0	(3.9)	(7.2)%	147.7	147.1	0.6	0.4%
Rental equipment sales	33.6	28.5	5.1	17.9%	99.4	90.7	8.7	9.6%
Total organic revenues	$427.1	$466.2	$(39.1)	(8.4)%	$1,320.3	$1,355.3	$(35.0)	(2.6)%

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

Revenues: Consolidated revenues decreased by $17.4 million, or 3.7%, to $448.8 million for the three months ended September 30, 2024 as compared to the same period last year. Organic revenues for the three months ended September 30, 2024 decreased 8.4% compared to the same period last year. Uncertainty related to the outcome of the upcoming U.S. presidential election and a continued high interest rate environment have softened current demand for new and used equipment in our markets, however we believe the core long-term fundamentals in the markets we serve remain solid. With overall demand for new equipment depressed in nearly all of our markets, organic new and used equipment sales decreased by $45.5 million, or 17.9%, to $208.1 million for the three months ended September 30, 2024, partially offset by increased organic rental equipment sales of $5.1 million. While new equipment sales suffered on lower overall market volumes, demand for aftermarket products and services remained strong as organic parts sales increased by $1.8 million, or 2.6%, to $71.3 million for the three months ended September 30, 2024 as compared to the same period last year, and organic service revenues increased $3.4 million, or 5.6%, making for a total aftermarket revenues increase of $5.2 million organically, or 4.0%. Rental revenues for the quarter reached $50.1 million organically, or a decrease of 7.2% primarily due to reduced fleet on rent during the quarter.

In the nine months ended September 30, 2024, organic new and used equipment revenues decreased 8.4% against a strong comparative nine months ended September 30, 2023 when supply of new equipment was in the phase of meeting high levels of pent-up demand that existed post-pandemic. This dynamic was most prominent in our Master Distribution segment, which sells equipment to sub-dealers, as segment revenues for the nine months ended September 30, 2024 were down $18.5 million from the prior year same period. While new and used equipment revenues stagnated on weaker demand versus the same period last year, our product support departments (parts and service) grew 4.2% organically for the nine months ended September 30, 2024. Our rental business remained steady for the nine months ended September 30, 2024 as rental revenues grew 0.4% organically from increased fleet on rent when compared to the same period last year. Rental equipment sales organically increased 9.6% for the nine months ended September 30, 2024 as compared to the same period last year, as we look to sell rental equipment to help bolster field population for our aftermarket departments, especially as growth in rental rates and fleet utilization moderate.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.1%	16.4%	(0.3)%	15.9%	17.4%	(1.5)%
Parts sales	33.9%	34.8%	(0.9)%	34.1%	33.9%	0.2%
Service revenues	59.3%	56.3%	3.0%	58.8%	57.3%	1.5%
Rental revenues	32.6%	34.6%	(2.0)%	31.4%	33.3%	(1.9)%
Rental equipment sales	22.2%	26.3%	(4.1)%	24.9%	26.7%	(1.8)%

Consolidated gross profit	27.8%	27.0%	0.8%	27.4%	27.6%	(0.2)%

The consolidated gross profit margin for the three months ended September 30, 2024 was 27.8%, an 80 basis point increase from the same period in 2023. The overall increase in the quarter can be attributed to a relatively greater sales mix of our higher margin aftermarket business lines. New and used equipment sales margins decreased 30 basis points to 16.1%, as margin compression was observed in both our Material Handling and Construction Equipment segments. With inventory availability normalizing, new and used equipment sales margins have also normalized modestly from higher pricing levels experienced in the prior year. The impact of pricing normalization also affected the sales of our rental equipment, which led to a 410 basis point gross margin decrease when comparing the year-over-year periods. Parts gross margins decreased by 90 basis points from the same period in 2023 but remained within our range of expectation. Service gross margins improved in the third quarter when compared to the same period last year, increasing 300 basis points, primarily due to an improved rate realization on service labor. We realized a 200 basis point decrease in rental revenues gross margin for the three months ended September 30, 2024, largely a result of replenishing our rental fleet and the related increase in depreciation expense.

The consolidated gross profit margin for the nine months ended September 30, 2024 was 27.4%, a 20 basis point decrease from 27.6% for the same period in 2023. New and used equipment sales margins decreased 150 basis points to 15.9%, a reflection of a comparably softened pricing environment. On sales of our rental equipment, gross margin was similarly compressed on a softened pricing environment, posting a 180 basis point decrease when comparing the year-over-year periods. Parts gross margins remained consistent year to date when compared to the same time last year, improving 20 basis points, and service gross margins improved by 150 basis points. The improvement in year-to-date service gross margins was largely attributable to improved customer margins for shop and preventative maintenance work, as well as improved margins in our warranty and fleet accounts with our OEMs. We realized a 190 basis point decrease in rental revenues gross margin for the nine months ended September 30, 2024, largely a result of an increase in depreciation expense associated with a replenished fleet.

Operating expenses: Consolidated operating expenses increased by $5.6 million to $117.8 million for the three months ended September 30, 2024 compared to the same period last year. The increase is primarily driven by the full period impact from our 2023 acquisitions. Rising employee benefit costs, such as medical and pension, largely account for the remainder of the increase. Aside from those increases, the Company has been able to reduce various operating costs to combat top line revenue reductions for the three months ended September 30, 2024.

Consolidated operating expenses increased by $29.0 million to $361.0 million for the nine months ended September 30, 2024 compared to the same period last year. The increase is primarily driven by the full period impact from our 2023 acquisitions. Rising costs of employment, attributed to a higher average headcount and higher average wages and benefits, largely account for the remainder of the increase. A higher branch count in the 2024 time period relative to 2023 also contributed to increased operating expenses as well, with associated one-time costs, such as grand openings and initial stocking costs, and ongoing facility costs, such as rent and utilities. Further, during the nine-month period ended September 30, 2024 there were non-cash adjustments to contingent consideration made for earn-outs on previous acquisitions, which influenced the year-to-date costs by an incremental $0.7 million.

Other expense, net: Consolidated other expense, net for the three months ended September 30, 2024 was $22.9 million compared to $13.8 million for the same period in 2023. The increase is primarily due to an increased amount of interest expense, namely a result of the refinance of our Senior Secured Second Lien Notes during the second quarter of 2024.

Consolidated other expense, net for the nine months ended September 30, 2024 was $63.0 million compared to $38.3 million for the same period in 2023. The increase is primarily due to the loss on extinguishment of debt of $6.7 million, and an increased amount of interest expense due to increased effective interest rates, higher inventory and rental fleet levels, and more debt from financed acquisitions as compared to same period last year.

Income tax provision (benefit): The Company recorded income tax expense of $11.6 million and a benefit of $7.3 million for the three months ended September 30, 2024 and 2023, respectively and income tax expense of $4.7 million and benefit of $6.9 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense for the three and nine months ended September 30, 2024 was primarily a result of a valuation allowance recorded against a portion of the deferred tax asset relating to the U.S. disallowed interest expense carryforwards created by the provisions of the TCJA and the benefit in 2023 was due to the release of the valuation allowance on certain U.S. federal and state deferred tax assets during the third quarter.

Material Handling Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$87.2	$89.8	$(2.6)	(2.9)%	$271.5	$267.5	$4.0	1.5%
Parts sales	24.9	24.4	0.5	2.0%	76.7	75.8	0.9	1.2%
Service revenues	34.7	33.2	1.5	4.5%	104.2	99.1	5.1	5.1%
Rental revenues	19.3	19.6	(0.3)	(1.5)%	58.3	56.2	2.1	3.7%
Rental equipment sales	2.8	1.6	1.2	75.0%	8.1	3.9	4.2	107.7%
Total revenues	168.9	168.6	0.3	0.2%	518.8	502.5	16.3	3.2%
Cost of revenues:
New and used equipment sales	70.4	70.9	(0.5)	(0.7)%	220.0	212.8	7.2	3.4%
Parts sales	15.8	15.0	0.8	5.3%	48.0	46.7	1.3	2.8%
Service revenues	14.4	14.5	(0.1)	(0.7)%	42.8	42.8	—	—
Rental revenues	1.6	2.3	(0.7)	(30.4)%	6.3	6.6	(0.3)	(4.5)%
Rental depreciation	8.1	6.7	1.4	20.9%	23.6	19.5	4.1	21.0%
Rental equipment sales	1.9	0.7	1.2	171.4%	5.2	2.2	3.0	136.4%
Total cost of revenues	112.2	110.1	2.1	1.9%	345.9	330.6	15.3	4.6%
Gross profit	56.7	58.5	(1.8)	(3.1)%	172.9	171.9	1.0	0.6%
General and administrative expenses	47.2	54.9	(7.7)	(14.0)%	142.7	140.3	2.4	1.7%
Non-rental depreciation and amortization	2.4	1.9	0.5	26.3%	7.0	5.9	1.1	18.6%
Total operating expenses	49.6	56.8	(7.2)	(12.7)%	149.7	146.2	3.5	2.4%
Income from operations	7.1	1.7	5.4	317.6%	23.2	25.7	(2.5)	(9.7)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.9)	(0.8)	(0.1)	12.5%	(2.7)	(1.9)	(0.8)	42.1%
Interest expense – other	(5.7)	(4.1)	(1.6)	39.0%	(14.9)	(11.3)	(3.6)	31.9%
Other income	0.2	8.0	(7.8)	(97.5)%	0.4	0.3	0.1	33.3%
Total other (expense) income, net	(6.4)	3.1	(9.5)	(306.5)%	(17.2)	(12.9)	(4.3)	33.3%
Income before taxes	$0.7	$4.8	$(4.1)	(85.4)%	$6.0	$12.8	$(6.8)	(53.1)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	51.7%	53.3%	52.4%	53.2%
Parts sales	14.7%	14.5%	14.8%	15.1%
Service revenues	20.5%	19.7%	20.0%	19.7%
Rental revenues	11.4%	11.6%	11.2%	11.2%
Rental equipment sales	1.7%	0.9%	1.6%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.7%	42.1%	42.5%	42.3%
Parts sales	9.4%	8.9%	9.3%	9.3%
Service revenues	8.5%	8.6%	8.2%	8.6%
Rental revenues	0.9%	1.3%	1.2%	1.3%
Rental depreciation	4.8%	4.0%	4.5%	3.9%
Rental equipment sales	1.1%	0.4%	1.0%	0.4%
Total cost of revenues	66.4%	65.3%	66.7%	65.8%
Gross profit	33.6%	34.7%	33.3%	34.2%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$168.9	$168.6	$0.3	0.2%	$518.8	$502.5	$16.3	3.2%
Acquisitions revenues	—	—			1.8	—
Organic revenues:
New and used equipment sales	87.2	89.8	(2.6)	(2.9)%	271.0	267.5	3.5	1.3%
Parts sales	24.9	24.4	0.5	2.0%	76.1	75.8	0.3	0.4%
Service revenues	34.7	33.2	1.5	4.5%	103.5	99.1	4.4	4.4%
Rental revenues	19.3	19.6	(0.3)	(1.5)%	58.3	56.2	2.1	3.7%
Rental equipment sales	2.8	1.6	1.2	75.0%	8.1	3.9	4.2	107.7%
Total organic revenues	$168.9	$168.6	$0.3	0.2%	$517.0	$502.5	$14.5	2.9%

Revenues: Material Handling segment revenues increased by $0.3 million to $168.9 million for the three months ended September 30, 2024 as compared to the same period last year, all on an organic basis. New and used equipment sales are relatively flat year over year as we continue to work through a notable equipment sales backlog, while managing a depressed demand environment in the equipment spot market. Product support revenues, made up of the combined parts and service departments, improved by 3.5%, with service revenues increasing 4.5% in the third quarter over the same period in the prior year, reflecting our ability to pass along inflationary-based pricing increases to our customers to support their fleets in a period of flat demand. Rental revenues decreased from $19.6 million to $19.3 million, or 1.5%, for the three months ended September 30, 2024 as compared to the same period last year, despite the Material Handling segment holding a larger average fleet size when comparing the two periods. Rental equipment sales increased $1.2 million organically, or 75.0%, on low volume as we have strategically targeted and disposed of underperforming rental units or rental units that have reached the end of their useful life in our fleet.

Material Handling segment revenues increased by $16.3 million, or 3.2%, to $518.8 million for the nine months ended September 30, 2024 as compared to the same period last year. Organically, the segment revenues increased by $14.5 million, or 2.9%, year to date over the same period in the prior year. Organic new and used equipment sales increased 1.3% while working through a notable equipment sales backlog during the year. On an organic basis, product support revenues, made up of the combined parts and service departments increased by 2.7%, with improved productivity measures and rates when compared to the same period last year. Rental revenues increased 3.7% on an organic basis for the nine months ended September 30, 2024 as compared to the same period last year primarily related to a higher nominal level of fleet on rent and moderately increased rates. Rental equipment sales increased $4.2 million organically, or 107.7%, on low volume as we have strategically sold underperforming rental units or disposed of rental equipment that reached the end of its useful life in our fleet.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	19.3%	21.0%	(1.7)%	19.0%	20.4%	(1.4)%
Parts sales	36.5%	38.5%	(2.0)%	37.4%	38.4%	(1.0)%
Service revenues	58.5%	56.3%	2.2%	58.9%	56.8%	2.1%
Rental revenues	49.7%	54.1%	(4.4)%	48.7%	53.6%	(4.9)%
Rental equipment sales	32.1%	56.3%	(24.2)%	35.8%	43.6%	(7.8)%

Segment gross profit	33.6%	34.7%	(1.1)%	33.3%	34.2%	(0.9)%

Material Handling gross profit margin for the three months ended September 30, 2024 decreased 110 basis points to 33.6% compared to the same period in 2023. New and used equipment gross margins decreased as a result of heightened competitive pressures from greater availability of equipment in the marketplace relative to the prior year. Parts gross margins decreased 200 basis points on higher restocking fees. The 220 basis point service margin increase for the three months ended September 30, 2024 compared to the prior year same period can be attributed to margin improvements in customer-billed service work, whereas OEM-billed warranty and fleet service margins decreased in the quarter. Rental revenues gross margins have declined 440 basis points primarily due to replenishing and increasing the size of our rental fleet and the associated increase in depreciation expense. Rental equipment sales margins decreased on low volume of sales and pricing pressures from greater availability of equipment in the marketplace relative to the prior year.

Material Handling gross profit for the nine months ended September 30, 2024 decreased 90 basis points to 33.3% compared to the same period in 2023. New and used equipment gross margins compressed slightly due to sales mix variances, with reduced sales coming from Peaklogix, our higher margin warehousing solutions platform, and increased pressure on used equipment pricing. Parts gross margins have remained relatively consistent year over year and in line with expectations. The 210 basis point service margin increase for the nine months ended September 30, 2024 compared to the prior year same period can be attributed to margin improvements in major service categories, customer and OEM warranty and fleet work, on better pricing and technician productivity measures. Rental revenues gross margins have declined 490 basis points primarily due to replenishing and increasing the size of our rental fleet and the associated increase in depreciation expense. Rental equipment sales margins decreased on low volume of sales and pricing pressures from greater availability of equipment in the marketplace relative to the prior year.

Operating expenses: Material Handling operating expenses decreased by $7.2 million to $49.6 million for the three months ended September 30, 2024 as compared to the same period last year, primarily due to a year-to-date cumulative change in the allocation of intercompany expenses for shared service functions from Other income to General and administrative expenses during the third quarter of 2023.

Material Handling operating expenses increased by $3.5 million to $149.7 million for the nine months ended September 30, 2024 as compared to the same period last year, mainly due to the full period impact from the M&G acquisition in March 2023 and personnel-related cost increases in wages and benefits.

Other (expense) income, net: Material Handling other (expense) income, net increased by $9.5 million to $6.4 million for the three months ended September 30, 2024 as compared to the same period last year. The increase is mainly related to the aforementioned cumulative change in intercompany expense allocation for shared service functions and increased interest expense due to higher effective interest rates, inventory, and rental fleet levels.

Material Handling other expense, net increased by $4.3 million to $17.2 million for the nine months ended September 30, 2024 as compared to the same period last year. The increase is mainly related to increased interest expense due to higher effective interest rates, inventory, and rental fleet levels.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$118.0	$150.8	$(32.8)	(21.8)%	$389.6	$412.1	$(22.5)	(5.5)%
Parts sales	48.4	42.9	5.5	12.8%	143.5	126.4	17.1	13.5%
Service revenues	29.6	27.3	2.3	8.4%	90.0	81.1	8.9	11.0%
Rental revenues	34.0	34.1	(0.1)	(0.3)%	96.4	90.2	6.2	6.9%
Rental equipment sales	32.3	26.9	5.4	20.1%	93.3	86.8	6.5	7.5%
Total revenues	262.3	282.0	(19.7)	(7.0)%	812.8	796.6	16.2	2.0%
Cost of revenues:
New and used equipment sales	103.9	131.5	(27.6)	(21.0)%	340.6	353.7	(13.1)	(3.7)%
Parts sales	33.5	29.5	4.0	13.6%	98.7	88.5	10.2	11.5%
Service revenues	11.6	12.0	(0.4)	(3.3)%	36.8	34.0	2.8	8.2%
Rental revenues	3.9	3.4	0.5	14.7%	12.2	11.4	0.8	7.0%
Rental depreciation	22.1	22.5	(0.4)	(1.8)%	63.7	59.7	4.0	6.7%
Rental equipment sales	25.4	20.3	5.1	25.1%	71.0	64.3	6.7	10.4%
Total cost of revenues	200.4	219.2	(18.8)	(8.6)%	623.0	611.6	11.4	1.9%
Gross profit	61.9	62.8	(0.9)	(1.4)%	189.8	185.0	4.8	2.6%
General and administrative expenses	56.2	57.3	(1.1)	(1.9)%	171.1	152.3	18.8	12.3%
Non-rental depreciation and amortization	3.8	2.5	1.3	52.0%	11.3	7.3	4.0	54.8%
Total operating expenses	60.0	59.8	0.2	0.3%	182.4	159.6	22.8	14.3%
Income from operations	1.9	3.0	(1.1)	(36.7)%	7.4	25.4	(18.0)	(70.9)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.9)	(1.3)	(0.6)	46.2%	(5.3)	(3.3)	(2.0)	60.6%
Interest expense – other	(11.4)	(7.4)	(4.0)	54.1%	(29.6)	(19.9)	(9.7)	48.7%
Other income	0.6	6.5	(5.9)	(90.8)%	1.5	1.5	—	—
Total other expense, net	(12.7)	(2.2)	(10.5)	477.3%	(33.4)	(21.7)	(11.7)	53.9%
(Loss) income before taxes	$(10.8)	$0.8	$(11.6)	(1450.0)%	$(26.0)	$3.7	$(29.7)	(802.7)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	44.9%	53.5%	47.8%	51.7%
Parts sales	18.5%	15.2%	17.7%	15.9%
Service revenues	11.3%	9.7%	11.1%	10.2%
Rental revenues	13.0%	12.1%	11.9%	11.3%
Rental equipment sales	12.3%	9.5%	11.5%	10.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	39.6%	46.5%	42.0%	44.4%
Parts sales	12.8%	10.5%	12.1%	11.1%
Service revenues	4.4%	4.3%	4.5%	4.3%
Rental revenues	1.5%	1.2%	1.5%	1.4%
Rental depreciation and amortization	8.4%	8.0%	7.8%	7.5%
Rental equipment sales	9.7%	7.2%	8.7%	8.1%
Total cost of revenues	76.4%	77.7%	76.6%	76.8%
Gross profit	23.6%	22.3%	23.4%	23.2%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Total revenues	$262.3	$282.0	$(19.7)	(7.0)%	$812.8	$796.6	$16.2	2.0%
Acquisitions revenues	21.7	—			56.4	—
Organic revenues:
New and used equipment sales	106.3	150.8	(44.5)	(29.5)%	357.2	412.1	(54.9)	(13.3)%
Parts sales	44.1	42.9	1.2	2.8%	132.0	126.4	5.6	4.4%
Service revenues	29.0	27.3	1.7	6.2%	87.7	81.1	6.6	8.1%
Rental revenues	30.4	34.1	(3.7)	(10.9)%	88.2	90.2	(2.0)	(2.2)%
Rental equipment sales	30.8	26.9	3.9	14.5%	91.3	86.8	4.5	5.2%
Total organic revenues	$240.6	$282.0	$(41.4)	(14.7)%	$756.4	$796.6	$(40.2)	(5.0)%

Revenues: Construction Equipment segment revenues decreased by $19.7 million to $262.3 million for the three months ended September 30, 2024 as compared to the same period last year. Organic segment revenues decreased 14.7% for the three months ended September 30, 2024 over the same period in the prior year, amid a softer demand backdrop. New and used equipment sales decreased organically by $44.5 million, or 29.5%, while rental equipment sales increased for the three months ended September 30, 2024 by $3.9 million. Market demand for equipment from medium and small contractors has declined as interest rates have stayed elevated and new project funding has become more challenging. Further, heightened new equipment availability and dealer stock levels throughout the industry have resulted in an increased competitive environment compared to a year ago making holding market share in certain regions and product categories more difficult. Despite a challenging environment for equipment sales, product support revenues, consisting of parts and service revenues, increased 4.1% organically as we have been able to increase skilled technician headcount and improve rate realization on service labor. Rental revenues decreased 10.9%, on an organic basis for the three months ended September 30, 2024 as compared to the same period last year on reduced utilization.

Construction Equipment segment revenues increased by $16.2 million to $812.8 million for the nine months ended September 30, 2024 as compared to the same period last year, primarily related to the full-period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023. Organic segment revenues decreased 5.0% for the nine months ended September 30, 2024 over the same period in the prior year. New and used equipment sales decreased organically by $54.9 million, or 13.3%, while rental equipment sales increased for the nine months ended September 30, 2024 by $4.5 million. As has been the experience the last several quarters, the industry continues to struggle with high interest rates and uncertainty surrounding the U.S. presidential election causing hesitancy amongst new equipment buyers, resulting in lower sales volumes from fewer market opportunities. Product support revenues increased 5.9% organically due to higher technician headcount and improved rates on service labor. Rental revenues decreased 2.2% on an organic basis for the nine months ended September 30, 2024 compared to the same period last year as rental demand is moderating.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	11.9%	12.8%	(0.9)%	12.6%	14.2%	(1.6)%
Parts sales	30.8%	31.2%	(0.4)%	31.2%	30.0%	1.2%
Service revenues	60.8%	56.0%	4.8%	59.1%	58.1%	1.0%
Rental revenues	23.5%	24.0%	(0.5)%	21.3%	21.2%	0.1%
Rental equipment sales	21.4%	24.5%	(3.1)%	23.9%	25.9%	(2.0)%

Segment gross profit	23.6%	22.3%	1.3%	23.4%	23.2%	0.2%

Construction Equipment gross profit increased by 130 basis points to 23.6% in the three months ended September 30, 2024 from 22.3% in the same period in 2023. New and used equipment sales margins decreased 90 basis points to 11.9%, primarily related to greater equipment supply on the market coupled with declining used equipment pricing when compared to the same period last year. Parts sales margins for the three months ended September 30, 2024 decreased modestly when compared to the same time last year, but remain in line with expectations. Service gross margins increased by 480 basis points year over year with improved productivity and rate realization on service labor. Rental revenues gross margin for the three months ended September 30, 2024 decreased by 50 basis points from a year ago, but remained within our expected range. Finally, gross margins on rental equipment sales experienced a reduction when compared to the same time last year amid industry-wide pricing pressures on used equipment.

Construction Equipment gross profit increased by 20 basis points to 23.4% in the nine months ended September 30, 2024 from 23.2% in the same period in 2023. New and used equipment sales margins decreased 160 basis points to 12.6%, primarily related to greater equipment supply in the market resulting in tighter sales margins this year when compared to the same period last year, and pricing pressures on used equipment. Parts sales margins for the nine months ended September 30, 2024 increased 120 basis points when compared to the same time last year. The 2023 acquisition of Ault has improved the parts sales margins during the nine months ended September 30, 2024 as parts for specialized aggregate and mining equipment command a premium compared to traditional construction equipment parts. Service gross margins increased by 100 basis points year over year mainly from improved rate realization. Rental revenues gross margin for the nine months ended September 30, 2024 were relatively flat from a year ago, consistent with expectations. Gross margins on rental equipment sales for the nine months ended September 30, 2024 were reduced from a year ago amid the aforementioned pricing pressures on used equipment.

Operating expenses: Construction Equipment operating expenses increased by $0.2 million to $60.0 million for the three months ended September 30, 2024 as compared to the same period in 2023. The overall increase is mainly due to the full-period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023, but is also influenced by relatively higher personnel and facility-related expenses. Organic operating expenses remained flat between the comparative three month periods. Additionally, and similar to the Material Handling segment, a year-to-date cumulative change in the allocation of intercompany expenses for shared service functions from Other income to General and administrative expenses was made during the third quarter of 2023, partially offsetting the aforementioned increases from acquisitions.

Construction Equipment operating expenses increased by $22.8 million to $182.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase is mainly due to the full-period impact from the Burris and Ault acquisitions made in the fourth quarter of 2023 but is also influenced primarily by higher wage levels, rising benefit costs, and increased marketing, and facility-related expenses. Notably, with the change to the Condensed Consolidated Statements of Operations classification of the allocation of intercompany expenses for shared service functions made in the third quarter of 2023, the comparative year-to-date values align consistently between one another.

Other expense, net: Construction Equipment other expense, net increased by $10.5 million to $12.7 million for the three months ended September 30, 2024 as compared to the same period in 2023. The variance was mainly due to increased floor plan interest expense related to a combination of higher effective interest rates on higher levels of new inventory that were no longer within the subsidized period of our OEMs, higher effective interest rates on operating debt borrowings, increased debt from financed acquisitions within the segment, and the aforementioned cumulative change in shared service function intercompany segment allocations.

Construction Equipment other expense, net increased by $11.7 million to $33.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The variance was driven by the same aforementioned factors driving increased interest costs for the three months ended September 30, 2024.

Master Distribution Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023		2024	2023	2024 versus 2023
Revenues:
New and used equipment sales	$15.3	$15.2	$0.1	0.7%	$38.8	$57.3	$(18.5)	(32.3)%
Parts sales	2.2	2.5	(0.3)	(12.0)%	7.1	7.9	(0.8)	(10.1)%
Service revenues	0.3	0.1	0.2	200.0%	0.6	0.3	0.3	100.0%
Rental revenues	0.4	0.3	0.1	33.3%	1.2	0.7	0.5	71.4%
Total revenues	18.2	18.1	0.1	0.6%	47.7	66.2	(18.5)	(27.9)%
Cost of revenues:
New and used equipment sales	11.3	12.0	(0.7)	(5.8)%	28.9	42.7	(13.8)	(32.3)%
Parts sales	0.7	1.1	(0.4)	(36.4)%	3.4	3.8	(0.4)	(10.5)%
Service revenues	0.3	—	0.3	NA	0.6	0.2	0.4	200.0%
Rental revenues	0.1	—	0.1	NA	—	—	—	NA
Rental depreciation	0.2	0.2	—	—	0.8	0.5	0.3	60.0%
Total cost of revenues	12.6	13.3	(0.7)	(5.3)%	33.7	47.2	(13.5)	(28.6)%
Gross profit	5.6	4.8	0.8	16.7%	14.0	19.0	(5.0)	(26.3)%
General and administrative expenses	3.0	3.3	(0.3)	(9.1)%	10.7	9.1	1.6	17.6%
Non-rental depreciation and amortization	0.9	0.9	—	—	2.7	2.7	—	—
Total operating expenses	3.9	4.2	(0.3)	(7.1)%	13.4	11.8	1.6	13.6%
Income from operations	1.7	0.6	1.1	183.3%	0.6	7.2	(6.6)	(91.7)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.2)	(0.1)	50.0%	(0.9)	(0.5)	(0.4)	80.0%
Interest expense – other	(0.9)	(0.7)	(0.2)	28.6%	(2.2)	(2.0)	(0.2)	10.0%
Other (expense) income	(0.4)	0.6	(1.0)	(166.7)%	(0.5)	0.4	(0.9)	(225.0)%
Total other expense, net	(1.6)	(0.3)	(1.3)	433.3%	(3.6)	(2.1)	(1.5)	71.4%
Income (loss) before taxes	$0.1	$0.3	$(0.2)	(66.7)%	$(3.0)	$5.1	$(8.1)	(158.8)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
New and used equipment sales	84.1%	84.0%	81.3%	86.6%
Parts sales	12.1%	13.8%	14.9%	11.9%
Service revenues	1.6%	0.5%	1.3%	0.4%
Rental revenues	2.2%	1.7%	2.5%	1.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	62.2%	66.3%	60.5%	64.5%
Parts sales	3.8%	6.1%	7.1%	5.7%
Service revenues	1.6%	—	1.3%	0.3%
Rental revenues	0.5%	—	—	—
Rental depreciation and amortization	1.1%	1.1%	1.7%	0.8%
Total cost of revenues	69.2%	73.5%	70.6%	71.3%
Gross profit	30.8%	26.5%	29.4%	28.7%

Revenues: Master Distribution segment revenues for the three months ended September 30, 2024 were $18.2 million, an increase of $0.1 million from the prior year same period. The Master Distribution segment has two primary sales channels for which it sells equipment: (1) through its dealer channel whereby contractual relationships are established with sub-dealers that hold stock inventory and ultimately sell to end users and (2) through direct sale relationships whereby end customers source specific types of equipment directly. Despite direct sales increasing, we had similar sales totals during the three months ended September 30, 2024 when compared to the third quarter of 2023 as the dealer channel continued to display constrained demand dynamics, demonstrating a reluctance to restock product as many dealers manage through inventory overstock. Parts sales were slightly down as end-market dynamics negatively influenced aftermarket sales as well.

Master Distribution segment revenues for the nine months ended September 30, 2024 were $47.7 million, a decrease of $18.5 million from the prior year same period. As dealer channel sales depend on sub-dealer stocking levels, in 2023 the supply of new equipment was in the initial phase of meeting high levels of pent-up post-pandemic demand and our Master Distribution sub-dealers fulfilled stocking needs. This dealer stocking dynamic led to higher than typical sales volume for our Master Distribution segment for the nine months ended September 30, 2023, but particularly within the first six months of 2023. With the dealer channel full and a challenging equipment demand environment due in part to an elevated interest rate environment, volumes and revenues have suffered comparably in 2024. Conversely, and despite being a smaller portion of the total sales mix, the Master Distribution segment's direct sale business, primarily consisting of compost turning and bulk commercial food waste processing machinery, has improved as we sell to environmentally conscious customer end users throughout North America. Parts sales were slightly down based on mix, as we sold multiple large component parts in the nine months ended September 30, 2023 when compared to the same period this year.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	2024 versus 2023	2024	2023	2024 versus 2023
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	26.1%	21.1%	5.0%	25.5%	25.5%	—
Parts sales	68.2%	56.0%	12.2%	52.1%	51.9%	0.2%
Service revenues	—	100.0%	NM	—	33.3%	NM
Rental revenues	25.0%	33.3%	(8.3)%	33.3%	28.6%	4.7%

Segment gross profit	30.8%	26.5%	4.3%	29.4%	28.7%	0.7%
NM - calculated change not meaningful

For the three months ended September 30, 2024, gross profit margin on new and used equipment sales were 26.1%, up 500 basis points from prior year, but overall in line with expectations considering product mix. Parts gross profit margin was 68.2% for the three months ended September 30, 2024, up 1,220 basis points compared to the same period last year, above expectations for a single quarter result due to a parts obsolescence reserve adjustment made during the quarter.

For the nine months ended September 30, 2024, gross profit margin on new and used equipment sales were 25.5%, flat from prior year and in line with expectations. Parts gross profit margin was 52.1% for the nine months ended September 30, 2024, up 20 basis points compared to the same period last year, in line with expectations.

Operating expenses: Master Distribution segment operating expenses were $3.9 million for the three months ended September 30, 2024, a decrease of $0.3 million to the prior year. The decrease from the prior year is primarily related to the recording of non-cash adjustments for contingent consideration associated with earn-outs during the three months ended September 30, 2023, which did nor reoccur in 2024. Operating expenses otherwise remained relatively flat during the quarter.

Master Distribution segment operating expenses were $13.4 million for the nine months ended September 30, 2024, an increase of $1.6 million primarily related to non-cash adjustments for contingent consideration earn-outs associated with the acquisition of Ecoverse in November 2022. Personnel costs, such as wages and benefits, and sales-related expenses represented the remainder of the increase in operating expenses of the Master Distribution segment year over year.

Other expense, net: Master Distribution other expense, net was $1.6 million for the three months ended September 30, 2024, an increase over prior year partially attributed to higher interest costs on larger inventory balances, but primarily related to exchange rate fluctuations.

Master Distribution other expense, net was $3.6 million for the nine months ended September 30, 2024, an increase over prior year attributed to higher interest costs on larger inventory balances and the impact of exchange rate fluctuations.

Liquidity and Capital Resources

The nine months ended September 30, 2024 and 2023 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2024, operating activities resulted in net cash provided by operations of $22.1 million. Our reported net loss of $51.5 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, loss on debt extinguishment, deferred income taxes, and stock-based compensation, provided net cash inflows of $56.2 million. Changes in working capital included $152.2 million of inventory purchased (of which $105.6 million was transferred into our rental fleet for replenishment), and a $26.5 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $92.5 million due to proceeds from the sale of rent-to-sell equipment, $8.4 million in net inflows related to manufacturer floor plans, and by a $4.3 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities and unfavorably impacted by a $13.6 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities.

For the nine months ended September 30, 2023, operating activities resulted in net cash used in operations of $23.1 million. Our reported net income of $10.8 million, when adjusted for non-cash income and expense items, such as depreciation and amortization, inventory obsolescence and bad debt reserves, and stock-based compensation, provided net cash inflows of $91.5 million. Changes in working capital included $247.4 million of inventory purchased (of which $143.0 million has been transferred into our rental fleet for replenishment and growth purposes), and a $32.7 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $87.0 million due to proceeds from the sale of rent-to-sell equipment, $97.9 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $6.9 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and by a $12.5 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

Cash Flow from Investing Activities. For the nine months ended September 30, 2024, our cash used in investing activities was $48.0 million. This was mainly due to $59.2 million purchases of rental equipment, non-rental property and equipment, and other investing activities partially offset by $8.9 million proceeds from the sale of rent-to-rent equipment and $2.3 million proceeds from the sale of non-rental property and equipment.

For the nine months ended September 30, 2023, our cash used in investing activities was $56.9 million. This was mainly due to $61.4 million purchases of rental equipment, non-rental property and equipment, and other investing activities as well as acquisition activity partially offset by $3.7 million proceeds from the sale of rent-to-rent equipment and $0.8 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the nine months ended September 30, 2024, cash provided by financing activities was $9.7 million. This cash inflow was mainly due to the $353.5 million of net proceeds from our line of credit, long-term borrowings, and finance lease obligations, which funded the $319.4 extinguishment of our Senior Secured Second Lien Notes due April 2026 and the increase in net working capital previously noted. These cash inflows also were partially offset by payments of $8.1 million for preferred and common stock dividends, net payments of $9.3 million related to non-manufacturer floor plans, $2.0 million for common stock repurchases, and $3.1 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company reported $14.6 million in cash as of September 30, 2024. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2024 was $151.2 million, including $105.6 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $101.4 million for the nine months ended September 30, 2024 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of September 30, 2024, we had $360.8 million of available borrowings under the ABL Facility and Floor Plan Facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks primarily consist of interest rate risk associated with our variable and fixed rate debt, prices of certain commodities, and foreign currency exchange rate risks. From time to time, we employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel, and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities ("Floor Plan Rates") are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of September 30, 2024 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At September 30, 2024 and December 31, 2023, we had $200.6 million and $317.5 million, respectively, outstanding borrowings under the ABL Facility. At September 30, 2024 and December 31, 2023, we had $396.4 million and $397.5 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of September 30, 2024, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $2.4 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of September 30, 2024 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of September 30, 2024, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 11, Contingencies, of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended September 30, 2024. As of September 30, 2024, the Company had $10.5 million of remaining authorization under its share repurchase program.

On October 30, 2024, our Board of Directors approved an increase in the authorized repurchase amount under our share repurchase program, increasing the authorization from $12.5 million to $20.0 million. As of November 8, 2024, approximately $18.0 million remained available for future share repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) On November 8, 2024, the Board of Directors of the Company approved and adopted amended and restated bylaws of the Company (as so amended and restated, the “Amended and Restated Bylaws”), effective as of such date. Among other things, the amendments effected by the Amended and Restated Bylaws reflect changes related to director nominations and other proposals of business by stockholders in light of Rule 14a-19 under the Exchange Act (the “Universal Proxy Rule”), including (i) requiring any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of its director nominees in accordance with Rule 14a-19 under the Exchange Act and to provide evidence that the stockholder has complied with such Universal Proxy Rule requirements, and (ii) clarifying that any stockholder submitting a nomination or proposal must comply with applicable requirements under the Exchange Act and the Company’s ability to disregard a nomination in the event such stockholder does not so comply. The amendments effected by the Amended and Restated Bylaws also update provisions to reflect amendments and other matters related to the Delaware General Corporation Law (the “DGCL”), including aligning requirements related to stockholders’ lists with Section 219 of the DGCL. In addition, the Amended and Restated Bylaws was amended to incorporate certain other ministerial, clarifying and conforming changes. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) On August 23, 2024, Craig Brubaker, Chief Operating Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “Rule 10b5-1 Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act to sell up to 33,525 shares of the Company’s Common Stock in order to pay taxes on previously issued share grants and to diversify his investment holdings. Sales under the 10b5-1 Plan will continue until all such shares are sold or December 31, 2025, whichever comes first.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-A (File No. 001-38864) filed by the Company on February 14, 2020).
3.2*	Amended and Restated Bylaws
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

ALTA EQUIPMENT GROUP INC.

Date: November 12, 2024	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)