Form 10-Q
period 2025-03-31
ALTA EQUIPMENT GROUP INC.
filed 2025-05-07
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 33,191,065 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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
•
negative impacts on customer payment policies;
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

For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report on Form 10-Q. The foregoing list of factors is not exclusive and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Cash	$11.1	$13.4
Accounts receivable, net of allowances of $11.6 and $10.7 as of March 31, 2025 and December 31, 2024, respectively	207.8	199.7
Inventories, net	544.6	535.9
Prepaid expenses and other current assets	28.3	25.5
Total current assets	791.8	774.5

NON-CURRENT ASSETS
Property and equipment, net	84.8	81.6
Rental fleet, net	362.7	358.8
Operating lease right-of-use assets, net	112.3	113.0
Goodwill	78.0	77.5
Other intangible assets, net	52.2	54.7
Other assets	22.7	20.3
TOTAL ASSETS	$1,504.5	$1,480.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$297.3	$293.4
Floor plan payable – used and rental equipment	70.0	81.1
Current portion of long-term debt	11.2	10.5
Accounts payable	94.5	91.5
Customer deposits	15.0	14.8
Accrued expenses	63.7	51.2
Current operating lease liabilities	14.8	15.1
Current deferred revenue	11.8	13.0
Other current liabilities	5.6	6.6
Total current liabilities	583.9	577.2

NON-CURRENT LIABILITIES
Line of credit, net	217.1	179.8
Long-term debt, net of current portion	480.8	480.0
Finance lease obligations, net of current portion	37.1	35.5
Deferred revenue, net of current portion	4.6	4.3
Long-term operating lease liabilities, net of current portion	103.4	103.5
Deferred tax liabilities	11.2	10.8
Other liabilities	10.4	11.7
TOTAL LIABILITIES	1,448.5	1,402.8
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both March 31, 2025 and December 31, 2024 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 33,191,065 and 32,762,135 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	245.1	243.5
Treasury stock at cost, 1,587,702 shares of common stock held at both March 31, 2025 and December 31, 2024	(11.7)	(11.7)
Accumulated deficit	(172.8)	(149.3)
Accumulated other comprehensive loss	(4.6)	(4.9)
TOTAL STOCKHOLDERS’ EQUITY	56.0	77.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,504.5	$1,480.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
New and used equipment sales	$221.7	$228.6
Parts sales	72.0	72.9
Service revenues	66.1	64.0
Rental revenues	42.3	48.5
Rental equipment sales	20.9	27.6
Total revenues	423.0	441.6
Cost of revenues:
New and used equipment sales	188.1	192.4
Parts sales	47.6	48.3
Service revenues	26.4	27.0
Rental revenues	5.0	6.7
Rental depreciation	24.9	27.1
Rental equipment sales	16.0	19.5
Total cost of revenues	308.0	321.0
Gross profit	115.0	120.6
Selling, general and administrative expenses	106.7	114.6
Non-rental depreciation and amortization	7.5	6.9
Total operating expenses	114.2	121.5
Income (loss) from operations	0.8	(0.9)
Other (expense) income:
Interest expense, floor plan payable – new equipment	(3.2)	(2.8)
Interest expense – other	(18.7)	(13.3)
Other income	0.9	0.9
Total other expense, net	(21.0)	(15.2)
Loss before taxes	(20.2)	(16.1)
Income tax provision (benefit)	0.7	(4.2)
Net loss	(20.9)	(11.9)
Preferred stock dividends	(0.8)	(0.8)
Net loss available to common stockholders	$(21.7)	$(12.7)
Basic loss per share	$(0.65)	$(0.38)
Diluted loss per share	$(0.65)	$(0.38)
Basic weighted average common shares outstanding	33,167,370	33,108,695
Diluted weighted average common shares outstanding	33,167,370	33,108,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(20.9)	$(11.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1.1)
Change in fair value of derivative, net of tax	0.3	0.7
Total other comprehensive income (loss) (1)	0.3	(0.4)
Comprehensive loss	$(20.6)	$(12.3)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive income (loss) for the three months ended March 31, 2025 and 2024. There were no material taxes associated with Total other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(20.9)	$(11.9)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	32.4	34.0
Amortization of debt discount and debt issuance costs	1.0	0.4
Imputed interest	0.1	—
Gain on sale of property and equipment	(0.1)	—
Gain on sale of rental equipment	(4.9)	(8.1)
Provision for inventory obsolescence	1.3	0.5
Provision for losses on accounts receivable	1.6	1.7
Change in fair value of derivative instruments	(0.2)	(0.1)
Stock-based compensation expense	1.1	1.3
Changes in deferred income taxes	(2.1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9.1)	8.0
Inventories	(41.6)	(66.3)
Proceeds from sale of rental equipment - rent-to-sell	18.6	26.0
Prepaid expenses and other assets	(3.1)	5.0
Manufacturers floor plans payable	(6.0)	0.4
Accounts payable, accrued expenses, customer deposits, and other current liabilities	15.4	(0.2)
Leases, deferred revenue, net of current portion and other liabilities	(1.0)	(4.2)
Net cash used in operating activities	(17.5)	(13.5)
INVESTING ACTIVITIES
Expenditures for rental equipment	(12.0)	(12.9)
Expenditures for property and equipment	(1.7)	(4.4)
Proceeds from sale of property and equipment	0.2	0.1
Proceeds from sale of rental equipment - rent-to-rent	2.3	1.6
Acquisitions of businesses, net of cash acquired	(2.9)	—
Other investing activities	(0.2)	(0.9)
Net cash used in investing activities	(14.3)	(16.5)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	96.1	72.8
Principal payments on long-term debt and finance lease obligations	(61.6)	(61.9)
Proceeds from non-manufacturer floor plan payable	22.5	41.0
Payments on non-manufacturer floor plan payable	(24.0)	(39.1)
Preferred stock dividends paid	(0.8)	(0.8)
Common stock dividends declared and paid	(1.9)	(1.9)
Other financing activities	(0.8)	(5.5)
Net cash provided by financing activities	29.5	4.6

Effect of exchange rate changes on cash	—	—
NET CHANGE IN CASH	(2.3)	(25.4)

Cash, Beginning of year	13.4	31.0
Cash, End of period	$11.1	$5.6
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$28.4	$38.8
Supplemental disclosures of cash flow information
Cash paid for interest	$9.9	$10.6
Cash paid for income taxes	$—	$0.2

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements filed on Form 10-Q for the period ended March 31, 2024, the Company identified a multi-year error in the presentation of its Condensed Consolidated Statements of Cash Flows. Management determined its presentation of the proceeds from the sale of rent-to-rent equipment was incorrectly presented as an operating cash flow as opposed to an investing cash flow. The effect of this error was an understatement of net cash used in operating activities by $1.6 million for the three months ended March 31, 2024 with a corresponding overstatement of net cash used in investing activities. Management has evaluated quantitative and qualitative factors for this misstatement and has concluded it was not material to the prior periods.

The following table reflects the effects of the correction on all affected line items of the Company’s previously reported Condensed Consolidated Financial Statements presented in this Form 10-Q:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-sell	$27.6	$(1.6)	$26.0
Net cash used in operating activities	(11.9)	(1.6)	(13.5)
INVESTING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-rent	—	1.6	1.6
Net cash used in investing activities	(18.1)	1.6	(16.5)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid by jurisdiction. The Company is required to adopt the guidance in the 2025 Annual Report on Form 10-K. The guidance will require additional disclosures in the Income Tax footnote but will not have a material impact on our consolidated financial statements.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 by revenue type and the applicable accounting standard.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$221.7	$221.7	$—	$228.6	$228.6
Parts sales	—	72.0	72.0	—	72.9	72.9
Service revenues	—	66.1	66.1	—	64.0	64.0
Rental revenues	42.3	—	42.3	48.5	—	48.5
Rental equipment sales	—	20.9	20.9	—	27.6	27.6
Total revenues	$42.3	$380.7	$423.0	$48.5	$393.1	$441.6

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $10.8 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $19.0 million and $17.0 million in project-based revenues for the three months ended March 31, 2025 and 2024 respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.4 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Rental equipment sales may occur at various stages in an equipment’s lifecycle, depending on customer demand and original purchase intentions of the equipment. Rent-to-rent equipment, for instance, is originally purchased directly into the rental fleet for the primary purpose of renting, as opposed to selling. Rental equipment sales of rent-to-rent equipment are therefore typically made toward the end of the useful life of the equipment. Rent-to-sell equipment, on the other hand, is originally purchased as new inventory stock but is subsequently transferred to rental fleet and rented to customers based on rental fleet utilization levels and market conditions. Ultimately, rent-to-sell equipment primarily serves the numerous applications of our Construction Equipment segment customers and allows the Company to create different model years of equipment at varying price points to fulfill market demand for lower hour, lightly used construction equipment. Certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. In this case, revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the terms of the rental agreement, and therefore control has been transferred concurrently with the title.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of March 31, 2025 and December 31, 2024 were $5.1 million and $4.2 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to rental agreements. Total deferred revenue relating to project-based revenues, guaranteed maintenance contracts, and equipment rental agreements as of March 31, 2025 and December 31, 2024 was $16.4 million and $17.3 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized revenues of $7.9 million and $8.1 million, respectively, from the prior year ending deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer ("CEO"), Chief Financial Officer, and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During the three months ended March 31, 2025 and 2024, the Company purchased $0.1 million and $0.6 million, respectively, of hydrogen fuel from OneH2. In addition, the Company has paid OneH2 $5.3 million to date to build and commercialize a hydrogen production plant for the Company which we expect to become operational in the second half of 2025.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	March 31,	December 31,
	2025	2024
New equipment	$386.2	$374.0
Used equipment	58.0	62.0
Work in process	8.6	7.5
Parts	103.0	101.8
Gross inventory	555.8	545.3
Inventory reserves	(11.2)	(9.4)
Inventories, net	$544.6	$535.9

Direct labor of $0.7 million and $0.6 million incurred for open service orders were capitalized and included in work in process as of March 31, 2025 and December 31, 2024, respectively. The remaining work in process balances as of March 31, 2025 and December 31, 2024 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $2.8 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$3.0	$3.0
Buildings, equipment, and leasehold improvements:
Machinery and equipment	11.2	9.6
Autos and trucks	7.1	7.3
Buildings and leasehold improvements	26.5	25.5
Construction in progress	6.6	7.0
Finance lease right-of-use assets	68.4	63.6
Office equipment	5.7	5.6
Computer equipment	15.2	14.4
Total costs	143.7	136.0

Less accumulated depreciation and amortization:
Buildings, equipment, autos and trucks, leasehold improvements, finance leases and office and computer equipment	(58.9)	(54.4)
Property and equipment, net	$84.8	$81.6

Total depreciation and amortization on property and equipment was $5.0 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.

Rental fleet, net, consisted of the following:

	March 31,	December 31,
	2025	2024
Rental fleet	$584.1	$571.2
Less accumulated depreciation rental fleet	(221.4)	(212.4)
Rental fleet, net	$362.7	$358.8

Total depreciation on rental fleet was $22.1 million and $24.0 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the three months ended March 31, 2025:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2024	$14.7	$44.5	$18.3	$77.5
Additions	0.5	—	—	0.5
Balance, March 31, 2025	$15.2	$44.5	$18.3	$78.0

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2025. See Note 15, Business Combinations, for further information.

The gross carrying amount of intangible assets and accumulated amortization as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.4	$72.4	$(26.1)	$46.3
Other intangibles	2.8	14.3	(8.4)	5.9
Total	5.9	$86.7	$(34.5)	$52.2

	December 31, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.6	$72.4	$(24.3)	$48.1
Other intangibles	3.0	14.3	(7.7)	6.6
Total	6.1	$86.7	$(32.0)	$54.7

Amortization of intangible assets was $2.5 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance on our First Lien Floor Plan Facility of $53.1 million and $54.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at March 31, 2025 and December 31, 2024 was 7.2% and 7.4%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

OEM Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $160.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. In addition, certain OEM Floor Plan Facilities provide for up to twelve-months interest only or deferred payment periods. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, ranged from 6.9% to 10.0% as of March 31, 2025 and 7.5% to 10.5% as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance on the OEM Floor Plan Facilities of $314.6 million and $320.2 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $495.0 million at any time, which is subject to a 10% annual increase. To better align with our business operations, on February 28, 2024 the Company amended our ABL Facility and First Lien Floor Plan Facility primarily for the purpose of moving the effective date of such annual increase to December 31st of each year, beginning with December 31, 2023. The total outstanding balance under the Floor Plan Facilities as of March 31, 2025 and December 31, 2024, was $367.7 million and $374.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2025 and 2024, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $3.2 million and $2.8 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 7.6% and 8.7% as of March 31, 2025 and 2024, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of March 31, 2025 and December 31, 2024, the Company had an outstanding ABL Facility balance of $220.0 million and $182.9 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 6.0% and 6.2% at March 31, 2025 and December 31, 2024, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,015.0 million unless certain other conditions are met. The total amount outstanding as of March 31, 2025 and December 31, 2024, was $587.7 million and $557.8 million, exclusive of debt issuance and deferred financing costs of $3.3 million and $3.5 million, respectively.

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

As of March 31, 2025, outstanding borrowings under the Notes were $480.8 million, which included $19.2 million deferred financing costs and original issue discounts. As of December 31, 2024, outstanding borrowings under the Notes were $480.0 million, which included $20.0 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2025	2024
Line of credit	$220.0	$182.9
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(4.2)	(4.3)
Debt discount	(17.9)	(18.8)
Finance leases	48.3	46.0
Total debt and finance leases	746.2	705.8
Less: current maturities	(11.2)	(10.5)
Long-term debt and finance leases, net	$735.0	$695.3

As of March 31, 2025, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”), Ecoverse Industries, LTD ("Ecoverse"), and Peaklogix LLC.

	March 31,	December 31,
Location on Balance Sheet	2025	2024
Other current liabilities	$2.7	$2.7
Other liabilities	3.7	4.9
Total	$6.4	$7.6

See Note 14, Fair Value of Financial Instruments for further information.

NOTE 10 — LEASES

The Company primarily has third-party operating and finance leases for branch facilities, corporate office, and certain equipment. The Company has one immaterial operating lease with a related party. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2039 and contain provisions to renew the leases for additional terms of up to 20 years.

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

At March 31, 2025 and December 31, 2024, assets recorded under finance leases, net of accumulated depreciation, were $45.6 million and $43.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$6.9	$6.8
Short-term lease expense	0.9	2.4
Low-value lease expense	0.3	0.3
Variable lease expense	3.1	2.7
Finance lease expense:
Amortization of right-of-use assets	2.9	2.3
Interest on lease liabilities	1.0	0.9
Sublease income	(0.1)	(0.1)
Total lease expense	$15.0	$15.3

Additional information related to leases is presented in the table below:

	Three Months Ended March 31,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.7	$6.6
Operating cash flows for finance leases	1.0	0.9
Financing cash flows for finance leases	2.7	2.0
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.5	3.5
Finance leases	5.0	4.8
Weighted Average Remaining Lease Term (in years):
Operating leases	8.5	8.8
Finance leases	4.2	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.6	10.3
Finance leases	8.9	8.4

Minimum future lease payments under non-cancellable operating and finance leases described above as of March 31, 2025 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2025	$19.4	$11.2
2026	23.4	14.2
2027	22.1	12.7
2028	20.3	10.7
2029	15.7	6.8
Thereafter	82.1	2.0
Total future minimum lease payments	183.0	57.6
Less: imputed interest	(64.8)	(9.3)
Total	$118.2	$48.3

Balance Sheet Location	March 31, 2025	December 31, 2024
Current portion of long-term debt	$11.2	$10.5
Current operating lease liabilities	14.8	15.1
Finance lease obligations, net of current portion	37.1	35.5
Long-term operating lease liabilities, net of current portion	103.4	103.5
Total	$166.5	$164.6

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of March 31, 2025 and December 31, 2024, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both March 31, 2025 and December 31, 2024. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

Legal Proceedings

During the three months ended March 31, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of both March 31, 2025 and December 31, 2024 there were $12.0 million in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax expense of $0.7 million and benefit of $4.2 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period. During the three months ended March 31, 2024, the income tax benefit was primarily attributable to the net loss for the period. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the three months ended March 31, 2025 and 2024 was (3.5)% and 26.1%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above and 2024 had no jurisdictions limited by a valuation allowance.

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

The Company recognized total stock-based compensation expense for PSUs and RSUs of $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the total unrecognized compensation expense related to the non-vested portion of the Company's RSUs was $2.9 million, which is expected to be recognized over a weighted average period of 1.7 years. As of March 31, 2025, the total unrecognized compensation expense related to the non-vested portion of the Company's PSUs was $4.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table shows the number of stock awards that were granted, vested, and issued during the three months ended March 31, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2024	204,433	$12.47	325,081	$14.13
Granted	332,026	5.16	665,159	5.16
Vested - issued	(89,741)	13.06	(241,634)	13.54
Vested - unissued	(11,608)	8.38	—	—
Unvested units as of March 31, 2025	435,110	$6.88	748,606	$6.35

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in Topic 718-50 – Compensation – Stock Compensation, stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three months ended March 31, 2025 and 2024 was not material.

ESPP employee payroll contributions accrued as of March 31, 2025 and December 31, 2024 totaled $0.5 million and $0.9 million, respectively, and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented in financing activities within "Other financing activities" in the Condensed Consolidated Statements of Cash Flows.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	March 31, 2025	December 31, 2024
Estimated aggregate fair value (1)	$698.3	$706.4
Aggregate carrying value (1)	768.3	728.9

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

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	March 31, 2025	December 31, 2024
Other current liabilities	$—	$—
Other liabilities	5.7	5.7

Derivative Financial Instruments

In the normal course of business, we are exposed to market risks associated with changes in foreign currency exchange rates, commodity prices, and interest rates. To manage a portion of these inherent risks, we may purchase certain types of derivative financial instruments based on management's judgment of the trade-off between risk, opportunity, and cost. We do not hold or issue derivative financial instruments for trading or speculative purposes. The impact of hedge ineffectiveness for those derivatives where hedge accounting is applied was not significant in any of the periods presented. The Company has determined the fair value of all our derivative contracts are based on Level 2 inputs such as quoted market prices for similar instruments from third parties and inputs other than quoted prices that are observable (forward curves, implied volatility, counterparty credit risks). The Company reviews counterparty credit risks at regular intervals and has not experienced any significant credit loss as a result of counterparty nonperformance in the past.

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in AOCI and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized impact on earnings on the interest rate cap for the three months ended March 31, 2025 and 2024, respectively, are disclosed in the Condensed Consolidated Statements of Comprehensive Loss.

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

The following table summarizes the maturity dates, unit of measure, and notional value for the Company's derivative instruments as of March 31, 2025:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2027)	Gallons	4.6

The following table sets forth the location and fair value of the Company’s derivative instruments as of March 31, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivative designated as hedge	Balance Sheet location	March 31, 2025	December 31, 2024	Balance Sheet location	March 31, 2025	December 31, 2024
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$0.2	Other current liabilities	$1.2	$1.6
Derivatives not designated as hedge
Fuel swaps - current portion	Prepaid expenses and other current assets	—	—	Other current liabilities	0.2	0.3
Fuel swaps - long-term	Other assets	—	—	Other liabilities	—	0.1

NOTE 15 — BUSINESS COMBINATIONS

On March 14, 2025, the Company purchased the assets of Les Chariots Elevateurs Du Quebec Inc. ("CEQ"), a privately held Yale dealer with one branch in Quebec, Canada. The purchase price was $2.9 million, net of cash acquired. The acquisition is not material for the three months ended March 31, 2025; therefore, we did not include an opening balance sheet herein. CEQ is reported within our Material Handling segment. The estimated fair values of assets acquired and liabilities assumed are provisional and based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Acquisitions of businesses, net of cash acquired" for the cash flow impact of the acquisition.

NOTE 16 — SEGMENTS

The Company has three operating segments which are also our reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities, including commercial electric vehicles and corporate, are included in "Corporate and Other". The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO (our Chief Operating Decision Maker or "CODM") to make decisions regarding the allocation of resources, to assess the Company’s performance and to make strategic decisions. The primary profitability measurement used by the CEO to evaluate performance and allocate resources to the segments is Adjusted EBITDA. The Company's presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

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

The Master Distribution segment is principally engaged in large-scale equipment distribution with sub dealers throughout the United States and Canada related to environmental processing equipment.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity all together including Alta e-mobility (e.g., commercial electric vehicles) revenues and costs. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance, audit and tax preparation related fees and other compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within Corporate and Other.

The following tables summarize key financial information by reportable segment:

	Three Months Ended March 31, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$78.4	$126.7	$14.8	$1.8	$221.7
Parts sales	24.3	45.3	2.4	—	72.0
Service revenues	34.1	31.8	0.2	—	66.1
Rental revenues	17.6	24.6	—	0.1	42.3
Rental equipment sales	3.5	17.4	—	—	20.9
Total revenues	157.9	245.8	17.4	1.9	423.0
Cost of revenues:
New and used equipment sales	63.1	112.3	11.0	1.7	188.1
Parts sales	15.3	30.9	1.4	—	47.6
Service revenues	13.3	12.6	0.5	—	26.4
Rental revenues	1.0	4.0	—	—	5.0
Rental equipment sales	2.5	13.5	—	—	16.0
Selling, general and administrative expenses	46.5	54.6	2.5	3.1	106.7
Other segment items(1)	0.6	0.9	0.5	(2.4)	(0.4)
Segment adjusted EBITDA(2)	15.6	17.0	1.5	(0.5)	33.6
Depreciation and amortization					32.4
Interest expense					21.9
Other(1)					(0.5)
Loss before taxes					$(20.2)

Total assets, end of period	$442.2	$933.8	$87.6	$40.9	$1,504.5
Capital expenditures	6.3	7.3	—	0.1	13.7
Depreciation and amortization	10.6	20.6	0.9	0.3	32.4
Interest expense	6.3	12.8	1.4	1.4	21.9

	Three Months Ended March 31, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$94.1	$126.1	$9.1	$(0.7)	$228.6
Parts sales	24.9	45.9	2.5	(0.4)	72.9
Service revenues	33.8	30.1	0.1	—	64.0
Rental revenues	19.0	29.1	0.4	—	48.5
Rental equipment sales	2.5	24.4	0.7	—	27.6
Total revenues	174.3	255.6	12.8	(1.1)	441.6
Cost of revenues:
New and used equipment sales	76.3	110.0	6.8	(0.7)	192.4
Parts sales	15.5	31.7	1.5	(0.4)	48.3
Service revenues	14.1	12.8	0.1	—	27.0
Rental revenues	2.7	4.0	—	—	6.7
Rental equipment sales	1.5	17.6	0.4	—	19.5
Selling, general and administrative expenses	48.9	57.2	4.0	4.5	114.6
Other segment items(1)	0.8	1.0	(0.9)	(1.9)	(1.0)
Segment adjusted EBITDA(2)	14.5	21.3	0.9	(2.6)	34.1
Depreciation and amortization					34.0
Interest expense					16.1
Other(1)					0.1
Loss before taxes					$(16.1)

Total assets, end of period	$466.8	$975.9	$85.8	$34.8	$1,563.3
Capital expenditures	11.0	5.7	0.2	0.4	17.3
Depreciation and amortization	9.7	22.9	1.1	0.3	34.0
Interest expense	5.1	9.8	0.9	0.3	16.1

(1) Primarily includes other income (expense) and non-recurring items.

(2) See definition in Item 2 under Non-GAAP Financial Measures.

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and includes vested, unissued RSUs and ESPP shares. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common stock share equivalents granted under our stock-based compensation plan, including ESPP, which remain unvested and shares used as consideration in the Ault acquisition which remain unissued ("dilutive securities"), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS were calculated as follows:

	Three Months Ended March 31,
	2025	2024
Basic net loss per share
Net loss available to common stockholders	$(21.7)	$(12.7)
Basic weighted average common shares outstanding	33,167,370	33,108,695
Basic net loss per share of common stock	$(0.65)	$(0.38)
Diluted loss per share
Net loss available to common stockholders	$(21.7)	$(12.7)
Basic weighted average common shares outstanding	33,167,370	33,108,695
Effect of dilutive securities:
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	33,167,370	33,108,695
Diluted net loss per share of common stock	$(0.65)	$(0.38)

Approximately 795,000 and 1,161,000 securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2025 and 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTE 18 — SUBSEQUENT EVENTS

On May 1, 2025, the Company’s Construction Equipment segment entered into a definitive agreement and closed on the divestiture of substantially all of its aerial fleet rental business in the Chicago, Illinois marketplace for $18.0 million cash at closing, subject to fees and closing costs. The Company plans to allocate the proceeds from the divesture to reduce its outstanding senior indebtedness.

Concurrently, the Company's Board of Directors (the "Board") approved an increase to the Company’s common stock repurchase program authorization from $20.0 million to $30.0 million. As it relates to the deployment of the increased repurchase program, the Board also approved the immediate allocation of $10.0 million to a Rule 10b5-1 Plan (the “Rule 10b5-1 Plan”), whereby the Company directs a fiduciary to purchase the Company’s common stock at pre-determined price intervals. During the term of the Rule 10b5-1 Plan the fiduciary is permitted to purchase the Company’s common stock irrespective of reporting blackout periods or privileged information restrictions. This increase in the stock repurchase program, and the Rule 10b5-1 Plan associated thereto, is to effectively repurpose the capital that was historically being paid out to shareholders as a regular quarterly common stock dividend. To that end, the Board suspended the Company's quarterly cash dividend on its common stock indefinitely after the payment of the dividend on May 30, 2025, to shareholders of record at the close of business on May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Business Description

We own and operate one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and other material handling equipment, heavy and compact earthmoving equipment, crushing and screening equipment, environmental processing equipment, cranes and aerial work platforms, paving and asphalt equipment, other construction equipment and related products. We engage in five principal business activities in these equipment categories:

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals; and
(v)
rental equipment sales.

We have operated as an equipment dealership for 41 years and have developed a branch network that includes over 85 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service and rental offerings. Additionally, we provide warehouse design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

Within our territories, we are primarily the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs including Hyster-Yale, Volvo, JCB, CNH, Takeuchi, McCloskey, and Kubota, among many others, as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as an internationally recognized Hyster-Yale dealer and are a multi-year recipient of the Volvo Dealer of the Year award. More recently, given the Company’s successful history with electrified forklifts, battery charging, and power generation, we are pursuing a synergistic, asset-light strategy focused on the distribution and powering of commercial electric vehicles in the over-the-road vehicle segment. While our electromobility (“e-mobility”) business, and the industry in general, is in its early stages of development, we believe that our expertise in this emerging market represents a future growth opportunity.

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

Growth Strategy

Our growth strategy is multifaceted and historically has been primarily predicated on making strategic acquisitions that expand our geographic reach, broaden our capabilities and service offerings, and diversify our customer and supplier bases. We believe these acquisitions, both immediately and over the long term, will be accretive to our financial performance.

In addition to strategic acquisitions, we intend to leverage our platform, deep roster of existing customers, and decades of equipment dealership experience to grow organically, and potentially geographically, by establishing new relationships with equipment OEMs that are synergistic to our existing business.

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

Service revenues. We provide maintenance and repair services for customer-owned equipment. In addition to repair and maintenance on an as needed or scheduled basis, we provide ongoing preventative maintenance services and warranty repairs for our customers. We have committed substantial resources to training our technical service employees and have a full-scale service infrastructure that we believe differentiates us from our competitors. Approximately 44% of our employees are skilled service technicians.

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $579.0 million as of March 31, 2025. The original acquisition cost of our rental fleet excludes $5.1 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

New equipment sales. Cost of new equipment sold primarily consists of the total acquisition costs of the new equipment we purchase from third parties and costs to inspect, prepare and deliver to the customer.

Used equipment sales. Cost of used equipment sold primarily consists of the net book value, or cost, of used equipment we purchase from third parties or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions combined with our inspection, preparation and delivery costs to sell to the customer.

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

Rental depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon type of equipment. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for information on our rental equipment depreciation methods.

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

Results of Operations

The three months ended March 31, 2025 and 2024

Consolidated Results

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$221.7	$228.6	$(6.9)	(3.0)%
Parts sales	72.0	72.9	(0.9)	(1.2)%
Service revenues	66.1	64.0	2.1	3.3%
Rental revenues	42.3	48.5	(6.2)	(12.8)%
Rental equipment sales	20.9	27.6	(6.7)	(24.3)%
Total revenues	423.0	441.6	(18.6)	(4.2)%
Cost of revenues:
New and used equipment sales	188.1	192.4	(4.3)	(2.2)%
Parts sales	47.6	48.3	(0.7)	(1.4)%
Service revenues	26.4	27.0	(0.6)	(2.2)%
Rental revenues	5.0	6.7	(1.7)	(25.4)%
Rental depreciation	24.9	27.1	(2.2)	(8.1)%
Rental equipment sales	16.0	19.5	(3.5)	(17.9)%
Total cost of revenues	308.0	321.0	(13.0)	(4.0)%
Gross profit	115.0	120.6	(5.6)	(4.6)%
Selling, general and administrative expenses	106.7	114.6	(7.9)	(6.9)%
Non-rental depreciation and amortization	7.5	6.9	0.6	8.7%
Total operating expenses	114.2	121.5	(7.3)	(6.0)%
Income (loss) from operations	0.8	(0.9)	1.7	(188.9)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(3.2)	(2.8)	(0.4)	14.3%
Interest expense – other	(18.7)	(13.3)	(5.4)	40.6%
Other income	0.9	0.9	—	—
Total other expense, net	(21.0)	(15.2)	(5.8)	38.2%
Loss before taxes	(20.2)	(16.1)	(4.1)	NM
Income tax provision (benefit)	0.7	(4.2)	4.9	NM
Net loss	(20.9)	(11.9)	(9.0)	NM
Preferred stock dividends	(0.8)	(0.8)	—	—
Net loss available to common stockholders	$(21.7)	$(12.7)	$(9.0)	NM
Adjusted EBITDA(1)	$33.6	$34.1	$(0.5)	(1.5)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues
	Three Months Ended March 31,
	2025	2024
Revenues:
New and used equipment sales	52.5%	51.8%
Parts sales	17.0%	16.4%
Service revenues	15.6%	14.5%
Rental revenues	10.0%	11.0%
Rental equipment sales	4.9%	6.3%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	44.4%	43.6%
Parts sales	11.3%	10.9%
Service revenues	6.2%	6.1%
Rental revenues	1.2%	1.6%
Rental depreciation	5.9%	6.1%
Rental equipment sales	3.8%	4.4%
Total cost of revenues	72.8%	72.7%
Gross profit	27.2%	27.3%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA
	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Net loss available to common stockholders	$(21.7)	$(12.7)	$(9.0)	NM
Depreciation and amortization	32.4	34.0	(1.6)	(4.7)%
Interest expense	21.9	16.1	5.8	36.0%
Income tax provision (benefit)	0.7	(4.2)	4.9	NM
Transaction and consulting costs	0.1	0.2	(0.1)	NM
Share-based incentives	1.1	1.3	(0.2)	(15.4)%
Other expenses	1.5	1.4	0.1	NM
Preferred stock dividend	0.8	0.8	—	—
Showroom-ready equipment interest expense	(3.2)	(2.8)	(0.4)	14.3%
Adjusted EBITDA	$33.6	$34.1	$(0.5)	(1.5)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Total revenues	$423.0	$441.6	$(18.6)	(4.2)%
Acquisitions revenues	—	—
Organic revenues:
New and used equipment sales	221.7	228.6	(6.9)	(3.0)%
Parts sales	72.0	72.9	(0.9)	(1.2)%
Service revenues	66.1	64.0	2.1	3.3%
Rental revenues	42.3	48.5	(6.2)	(12.8)%
Rental equipment sales	20.9	27.6	(6.7)	(24.3)%
Total organic revenues	$423.0	$441.6	$(18.6)	(4.2)%

The above tables contain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts in the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. We disclose non-GAAP financial measures, including Adjusted EBITDA and organic revenues and growth rates associated with organic revenues because we believe they are useful performance measures that assist in an effective evaluation of our operating performance. We believe such measures are useful for investors and others in understanding and evaluating our operating results in the same manner as our management. However, such measures are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for, or in isolation from, net income (loss), revenues, or any other operating performance measures calculated in accordance with U.S. GAAP.

We define Adjusted EBITDA as net income (loss) before interest expense (not including floor plan interest paid on new equipment), income taxes, depreciation and amortization, adjustments for certain one-time, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance. We exclude these items from net income (loss) in arriving at Adjusted EBITDA because these amounts are either non-cash, non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired.

We define organic revenue growth as revenue growth excluding the impact of acquisitions that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues to prior periods as well as to industry peers.

Pursuant to the requirements of Regulation G, we have provided a reconciliation of Adjusted EBITDA and organic revenues to the most directly comparable U.S. GAAP financial measure in the tables above and organic revenues in the subsequent table in management's discussion and analysis of our Material Handling segment. This measure is supplemental to, and should be used in conjunction with, the most comparable U.S. GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends.

Revenues: In the three months ended March 31, 2025, organic new and used equipment revenues decreased 3.0% against the three months ended March 31, 2024 due primarily to reduced customer deliveries of new lift trucks in the first quarter when compared to the same period last year, as industry deliveries of lift trucks has normalized off of peak post-Covid levels. This led to a $16.4 million, or 9.4%, reduction in revenues in our Material Handling segment for the three months ended March 31, 2025. First quarter sales volumes were further impacted by elevated sales activity in the fourth quarter of 2024, which pulled some demand forward, especially as it related to rental equipment sales in our Construction Equipment segment. Despite slowed new and used equipment revenues, our product support departments (parts and service) continued to exhibit resiliency and grew 0.9% organically for the three months ended March 31, 2025. Rental revenues for the three months ended March 31, 2025 declined 12.8% organically due to lower nominal fleet levels and decreased fleet on rent when compared to the same period last year. Rental equipment sales organically decreased 24.3% for the three months ended March 31, 2025 as compared to the same period last year. As mentioned, this reduction was predominantly evident in our rent-to-sell product categories in our Construction Equipment segment as increased demand in the fourth quarter of 2024 pulled forward rental equipment sales activities, resulting in a lower rent-to-sell equipment fleet level relative to the prior year and thus fewer rental equipment sales opportunities.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Consolidated	GP%	GP%	GP%
New and used equipment sales	15.2%	15.8%	(0.6)%
Parts sales	33.9%	33.7%	0.2%
Service revenues	60.1%	57.8%	2.3%
Rental revenues	29.3%	30.3%	(1.0)%
Rental equipment sales	23.4%	29.3%	(5.9)%

Consolidated gross profit	27.2%	27.3%	(0.1)%

The consolidated gross profit margin for the three months ended March 31, 2025 was 27.2%, a 10 basis point decrease from 27.3% for the same period in 2024. New and used equipment sales margins decreased 60 basis points to 15.2%, a reflection of a competitive but stabilizing, pricing environment and overall sales mix influences. For sales of our rental equipment, gross margin was also compressed on a softened pricing environment for used equipment when compared to the same period last year, posting a 590 basis point decrease when comparing the year-over-year periods. Parts gross margins improved 20 basis points year to date when compared to the same time last year primarily due to mix but aligned to expectations overall. Service gross margins improved by 230 basis points. The improvement in year-to-date service gross margins was largely attributable to improved rate realization on customer service work, improved efficiency measures, and improved margins on OEM warranty and fleet work. We realized a 100 basis point decrease in rental revenues gross margin for the three months ended March 31, 2025, primarily due to a greater proportion of rental revenues coming from the Construction Equipment segment.

Operating expenses: Consolidated operating expenses decreased by $7.3 million to $114.2 million for the three months ended March 31, 2025 compared to the same period last year. The decrease is primarily due to cost savings initiatives implemented during the second half of 2024, primarily impacting the Company's personnel expense, with an overall headcount reduction of over 6.0%.

Other expense, net: Consolidated other expense, net for the three months ended March 31, 2025 was $21.0 million compared to $15.2 million for the same period in 2024. The increase is primarily due to the refinance of debt in the second quarter of 2024, resulting in an increased amount of interest expense from the higher interest rate affixed to the refinanced debt.

Income tax provision (benefit): The Company recorded income tax expense of $0.7 million and benefit of $4.2 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 was primarily a result of a change in valuation allowance recorded against a portion of the deferred tax asset relating to the U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period and the benefit in 2024 was due to net tax losses during the quarter.

Material Handling Results

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$78.4	$94.1	$(15.7)	(16.7)%
Parts sales	24.3	24.9	(0.6)	(2.4)%
Service revenues	34.1	33.8	0.3	0.9%
Rental revenues	17.6	19.0	(1.4)	(7.4)%
Rental equipment sales	3.5	2.5	1.0	40.0%
Total revenues	157.9	174.3	(16.4)	(9.4)%
Cost of revenues:
New and used equipment sales	63.1	76.3	(13.2)	(17.3)%
Parts sales	15.3	15.5	(0.2)	(1.3)%
Service revenues	13.3	14.1	(0.8)	(5.7)%
Rental revenues	1.0	2.7	(1.7)	(63.0)%
Rental depreciation	8.1	7.5	0.6	8.0%
Rental equipment sales	2.5	1.5	1.0	66.7%
Total cost of revenues	103.3	117.6	(14.3)	(12.2)%
Gross profit	54.6	56.7	(2.1)	(3.7)%
Selling, general and administrative expenses	46.5	48.9	(2.4)	(4.9)%
Non-rental depreciation and amortization	2.5	2.2	0.3	13.6%
Total operating expenses	49.0	51.1	(2.1)	(4.1)%
Income from operations	5.6	5.6	—	—
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.8)	(0.9)	0.1	(11.1)%
Interest expense – other	(5.5)	(4.2)	(1.3)	31.0%
Other income	0.1	0.1	—	—
Total other expense, net	(6.2)	(5.0)	(1.2)	24.0%
(Loss) income before taxes	$(0.6)	$0.6	$(1.2)	(200.0)%
Segment adjusted EBITDA	$15.6	$14.5	$1.1	7.6%

	Percent of Revenues
	Three Months Ended March 31,
	2025	2024
Revenues:
New and used equipment sales	49.7%	54.0%
Parts sales	15.4%	14.3%
Service revenues	21.6%	19.4%
Rental revenues	11.1%	10.9%
Rental equipment sales	2.2%	1.4%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	40.0%	43.8%
Parts sales	9.7%	8.9%
Service revenues	8.4%	8.1%
Rental revenues	0.6%	1.5%
Rental depreciation	5.1%	4.3%
Rental equipment sales	1.6%	0.9%
Total cost of revenues	65.4%	67.5%
Gross profit	34.6%	32.5%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Total revenues	$157.9	$174.3	$(16.4)	(9.4)%
Acquisitions revenues	—	—
Organic revenues:
New and used equipment sales	78.4	94.1	(15.7)	(16.7)%
Parts sales	24.3	24.9	(0.6)	(2.4)%
Service revenues	34.1	33.8	0.3	0.9%
Rental revenues	17.6	19.0	(1.4)	(7.4)%
Rental equipment sales	3.5	2.5	1.0	40.0%
Total organic revenues	$157.9	$174.3	$(16.4)	(9.4)%

Revenues: Material Handling segment revenues decreased by $16.4 million, or 9.4%, to $157.9 million for the three months ended March 31, 2025 as compared to the same period last year. Organic sales of new and used equipment fell by 16.7% year over year, primarily due to industry deliveries of lift trucks normalizing off of peak post-Covid levels. On an organic basis, product support revenues, made up of the combined parts and service departments, remained relatively flat, reflecting stable performance despite lower relative volume particularly experienced in parts sales during the quarter. Rental revenues decreased $1.4 million organically for the three months ended March 31, 2025 as compared to the same period last year driven by a lower average volume of fleet on rent. In contrast, rental equipment sales rose by $1.0 million organically, or 40.0%, on low volume driven by the strategic disposal of primarily underutilized equipment nearing the end of its useful life.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	19.5%	18.9%	0.6%
Parts sales	37.0%	37.8%	(0.8)%
Service revenues	61.0%	58.3%	2.7%
Rental revenues	48.3%	46.3%	2.0%
Rental equipment sales	28.6%	40.0%	(11.4)%

Segment gross profit	34.6%	32.5%	2.1%

Material Handling gross profit for the three months ended March 31, 2025 increased 210 basis points to 34.6% compared to the same period in 2024. Despite lower volumes, new and used equipment gross margins increased slightly due to sales mix variances but align within the range of historical expectations. Parts gross margins have remained relatively consistent year over year and in line with expectations. The 270 basis point service margin increase for the three months ended March 31, 2025 compared to the prior year period can be attributed to margin improvements in major service categories, customer and OEM warranty and fleet work, on better pricing, and technician productivity measures. Rental revenues gross margins have increased 200 basis points primarily due to fewer subrental costs and improved repair and maintenance costs. Rental equipment sales margins decreased on low volume of sales driven by the strategic disposal of primarily underutilized equipment nearing the end of its useful life.

Operating expenses: Material Handling operating expenses decreased by $2.1 million to $49.0 million for the three months ended March 31, 2025 as compared to the same period last year, mainly due to cost saving initiatives implemented during the second half of 2024 which primarily impacted personnel expenses, resulting in a reduction in average headcount of nearly 6.0% compared to the same quarter in the prior year.

Other expense, net: Material Handling other expense, net increased by $1.2 million to $6.2 million for the three months ended March 31, 2025 as compared to the same period last year. The increase is mainly related to increased interest expense due to higher nominal levels of debt and the increase in our effective interest rate after our debt refinancing in 2024.

Construction Equipment Results

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$126.7	$126.1	$0.6	0.5%
Parts sales	45.3	45.9	(0.6)	(1.3)%
Service revenues	31.8	30.1	1.7	5.6%
Rental revenues	24.6	29.1	(4.5)	(15.5)%
Rental equipment sales	17.4	24.4	(7.0)	(28.7)%
Total revenues	245.8	255.6	(9.8)	(3.8)%
Cost of revenues:
New and used equipment sales	112.3	110.0	2.3	2.1%
Parts sales	30.9	31.7	(0.8)	(2.5)%
Service revenues	12.6	12.8	(0.2)	(1.6)%
Rental revenues	4.0	4.0	—	—
Rental depreciation	16.6	19.2	(2.6)	(13.5)%
Rental equipment sales	13.5	17.6	(4.1)	(23.3)%
Total cost of revenues	189.9	195.3	(5.4)	(2.8)%
Gross profit	55.9	60.3	(4.4)	(7.3)%
Selling, general and administrative expenses	54.6	57.2	(2.6)	(4.5)%
Non-rental depreciation and amortization	4.0	3.7	0.3	8.1%
Total operating expenses	58.6	60.9	(2.3)	(3.8)%
Loss from operations	(2.7)	(0.6)	(2.1)	350.0%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.1)	(1.6)	(0.5)	31.3%
Interest expense – other	(10.7)	(8.2)	(2.5)	30.5%
Other income	0.4	0.4	—	—
Total other expense, net	(12.4)	(9.4)	(3.0)	31.9%
Loss before taxes	$(15.1)	$(10.0)	$(5.1)	51.0%
Segment adjusted EBITDA	$17.0	$21.3	$(4.3)	(20.2)%

	Percent of Revenues
	Three Months Ended March 31,
	2025	2024
Revenues:
New and used equipment sales	51.6%	49.3%
Parts sales	18.4%	18.0%
Service revenues	12.9%	11.8%
Rental revenues	10.0%	11.4%
Rental equipment sales	7.1%	9.5%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	45.7%	43.0%
Parts sales	12.6%	12.4%
Service revenues	5.1%	5.0%
Rental revenues	1.6%	1.6%
Rental depreciation	6.8%	7.5%
Rental equipment sales	5.5%	6.9%
Total cost of revenues	77.3%	76.4%
Gross profit	22.7%	23.6%

Revenues: Construction Equipment segment revenues decreased by $9.8 million, or 3.8%, to $245.8 million for the three months ended March 31, 2025 as compared to the same period last year. New and used equipment sales remained consistent with the prior year quarter, with new sales volumes improved but used sales volumes reduced. Rental equipment sales decreased for the three months ended March 31, 2025 by $7.0 million as demand in the fourth quarter of 2024 pulled forward sales activities, resulting in a lowered rent-to-sell equipment fleet level relative to the prior year quarter and therefore fewer rental equipment sales opportunities in the first quarter. Product support revenues increased 1.4% due to improved rates and utilization on service labor. Rental revenues decreased $4.5 million for the three months ended March 31, 2025 compared to the same period last year, primarily the result of a purposely lower level of rent-to-sell fleet available for rent. Average rental fleet available throughout the three months ended March 31, 2025 was nearly $40.0 million less than the same period last year, as the Company’s rent-to-sell fleet (and rental revenue related thereto) flexes with customer demand for light used heavy construction equipment.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	11.4%	12.8%	(1.4)%
Parts sales	31.8%	30.9%	0.9%
Service revenues	60.4%	57.5%	2.9%
Rental revenues	16.3%	20.3%	(4.0)%
Rental equipment sales	22.4%	27.9%	(5.5)%

Segment gross profit	22.7%	23.6%	(0.9)%

Construction Equipment gross profit decreased by 90 basis points to 22.7% in the three months ended March 31, 2025 from 23.6% in the same period in 2024. New and used equipment sales margins decreased 140 basis points to 11.4%. Although new equipment volumes were higher compared to the prior year, competitive pricing and the higher cost of new equipment led to lower margin realization. Conversely, despite a challenged used equipment market year-over-year and lower sales volumes, used equipment margins improved year over year on retail sales within the dealership. Parts sales margins for the three months ended March 31, 2025 increased 90 basis points when compared to the same time last year on pricing realization on over the counter sales and as freight cost recovery showed improvement. Service gross margins increased by 290 basis points year over year mainly from improved rate realization and efficiency measures along with improved warranty recovery. Rental revenues gross margin for the three months ended March 31, 2025 decreased 400 basis points from a year ago, a result of the lowered amount of fleet on rent and the relative impact of repair and maintenance charges contained within cost of revenues, as our technicians prepare our fleet for the seasonal increase in demand for rental equipment in our northern regions in the upcoming quarters. Gross margins on rental equipment sales for the three months ended March 31, 2025 were reduced from a year ago amid higher relative costs of equipment in our rental fleet and reduced market prices on used equipment year over year.

Operating expenses: Construction Equipment operating expenses decreased by $2.3 million to $58.6 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily attributable to cost-saving measures implemented in the second half of 2024, including a reduction in average headcount of nearly 7.0% compared to the same quarter in the prior year, which significantly lowered personnel expenses. In addition, enhanced controls on, and consolidation of, certain operating expenses contributed to approximately another $0.5 million in savings during the quarter beyond the personnel cost reduction.

Other expense, net: Construction Equipment other expense, net increased by $3.0 million to $12.4 million for the three months ended March 31, 2025 as compared to the same period in 2024. The variance was driven by increased interest expense primarily due to the increase in our effective interest rate after our debt refinancing in 2024.

Master Distribution Results

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$14.8	$9.1	$5.7	62.6%
Parts sales	2.4	2.5	(0.1)	(4.0)%
Service revenues	0.2	0.1	0.1	100.0%
Rental revenues	—	0.4	(0.4)	NA
Rental equipment sales	—	0.7	(0.7)	NA
Total revenues	17.4	12.8	4.6	35.9%
Cost of revenues:
New and used equipment sales	11.0	6.8	4.2	61.8%
Parts sales	1.4	1.5	(0.1)	(6.7)%
Service revenues	0.5	0.1	0.4	400.0%
Rental depreciation	—	0.2	(0.2)	NA
Rental equipment sales	—	0.4	(0.4)	NA
Total cost of revenues	12.9	9.0	3.9	43.3%
Gross profit	4.5	3.8	0.7	18.4%
Selling, general and administrative expenses	2.5	4.0	(1.5)	(37.5)%
Non-rental depreciation and amortization	0.9	0.9	—	—
Total operating expenses	3.4	4.9	(1.5)	(30.6)%
Income (loss) from operations	1.1	(1.1)	2.2	(200.0)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.3)	—	—
Interest expense – other	(1.1)	(0.6)	(0.5)	83.3%
Other expense	(0.2)	—	(0.2)	—
Total other expense, net	(1.6)	(0.9)	(0.7)	77.8%
Loss before taxes	$(0.5)	$(2.0)	$1.5	(75.0)%
Segment adjusted EBITDA	$1.5	$0.9	$0.6	66.7%

	Percent of Revenues
	Three Months Ended March 31,
	2025	2024
Revenues:
New and used equipment sales	85.1%	71.1%
Parts sales	13.8%	19.5%
Service revenues	1.1%	0.8%
Rental revenues	—	3.1%
Rental equipment sales	—	5.5%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	63.2%	53.1%
Parts sales	8.0%	11.7%
Service revenues	2.9%	0.8%
Rental depreciation	—	1.6%
Rental equipment sales	—	3.1%
Total cost of revenues	74.1%	70.3%
Gross profit	25.9%	29.7%

Revenues: Master Distribution segment revenues for the three months ended March 31, 2025 were $17.4 million, an increase of $4.6 million from the prior year same period. As sub-dealer inventory levels normalized from the oversupply experienced in 2024, a greater number of sub-dealers were both willing and able to restock compared to the prior year. Seasonal deliveries in the first quarter aligned more closely with the long-term historical patterns of the segment. In contrast, the unusually low sales in the first quarter of 2024 were primarily driven by widespread dealer oversupply across all equipment classes, not just the products sold through our Master Distribution channel, which reduced dealer acceptance rates on a broader scale. Parts sales, on the other hand, were consistent when compared to the same period last year.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	25.7%	25.3%	0.4%
Parts sales	41.7%	40.0%	1.7%
Service revenues	(150.0)%	—	NM
Rental revenues	NA	50.0%	NA
Rental equipment sales	NA	42.9%	NA

Segment gross profit	25.9%	29.7%	(3.8)%
NM - calculated change not meaningful

For the three months ended March 31, 2025, gross profit margin decreased 3.8% from prior year primarily due to high-margin rental revenues and rental equipment sales in 2024 which were non-recurring. Gross profit margins on new and used equipment sales were 25.7%, up slightly from prior year and in line with expectations. Parts gross profit margin was 41.7% for the three months ended March 31, 2025, up 170 basis points compared to the same period last year but consistent with expectations overall.

Operating expenses: Master Distribution segment operating expenses were $3.4 million for the three months ended March 31, 2025, a decrease of $1.5 million for the prior year same period. The $1.5 million decrease is primarily reflective of costs incurred in the prior year for non-cash contingent consideration expense associated with the earnout component of the acquisition of Ecoverse in November 2022. Removing the recorded expense of the contingent consideration of $1.2 million provides for relatively flat operating expenses year over year despite a higher revenue base in the current operating period.

Other expense, net: Master Distribution other expense, net was $1.6 million for the three months ended March 31, 2025, an increase over prior year primarily attributed to higher interest costs on larger inventory balances and a greater effective interest rate given the debt refinance in 2024.

Liquidity and Capital Resources

The three months ended March 31, 2025 and 2024 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2025, operating activities resulted in net cash used in operations of $17.5 million. Our reported net loss of $20.9 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, deferred income taxes, and stock-based compensation, provided net cash inflows of $9.3 million. Changes in working capital included $41.6 million of inventory purchased ($28.4 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $9.1 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $18.6 million due to proceeds from the sale of rent-to-sell equipment and a $15.4 million increase in accounts payable, accrued expenses, customer deposits, and other current liabilities, partially offset by $6.0 million in net outflows related to manufacturer floor plans, and by a $4.1 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

For the three months ended March 31, 2024, operating activities resulted in net cash used in operations of $13.5 million. Our reported net loss of $11.9 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, and stock-based compensation, provided net cash inflows of $17.8 million. Changes in working capital included $66.3 million of inventory purchased ($38.8 million of inventory was transferred into our rental fleet for replenishment and growth purposes), and an $8.0 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $26.0 million due to proceeds from the sale of rent-to-sell equipment, $0.4 million in net inflows related to manufacturer floor plans, and a $5.0 million net change in prepaid expenses and other assets and unfavorably impacted by a $4.4 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities and leases, deferred revenue, net of current portion and other liabilities.

Cash Flow from Investing Activities. For the three months ended March 31, 2025, our cash used in investing activities was $14.3 million. This was mainly due to $16.8 million purchases of rental equipment and non-rental property and equipment, the acquisition of CEQ as discussed in Note 15, Business Combinations, and other investing activities, partially offset by $2.3 million proceeds from the sale of rent-to-rent equipment and $0.2 million proceeds from the sale of non-rental property and equipment.

For the three months ended March 31, 2024, our cash used in investing activities was $16.5 million. This was mainly due to $18.2 million purchases of rental equipment and non-rental property and equipment, and other investing activities partially offset by $1.6 million proceeds from the sale of rent-to-rent equipment and $0.1 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the three months ended March 31, 2025, cash provided by financing activities was $29.5 million. This cash inflow was mainly due to the $34.5 million of net proceeds from our line of credit, long-term borrowings, and finance lease obligations, which funded the increase in net working capital previously noted. These cash inflows were partially offset by payments of $2.7 million for preferred and common stock dividends, net payments of $1.5 million related to non-manufacturer floor plans, and $0.8 million related to other financing activities.

For the three months ended March 31, 2024, cash provided by financing activities was $4.6 million. This cash inflow was mainly due to $10.9 million of net borrowings under our line of credit which funded the increase in net working capital previously noted. Additionally, there were net borrowings of $1.9 million related to non-manufacturer floor plans. These cash inflows were partially offset by payments of $2.7 million for preferred and common stock dividends and $5.5 million related to other financing activities.

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $11.1 million in cash as of March 31, 2025. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and our growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2025 was $40.4 million, including $28.4 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds from rental equipment of $20.9 million for the three months ended March 31, 2025 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2025, we had $401.6 million of available borrowings under the ABL Facility and Floor Plan Facilities.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. See Note 2 to the consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks primarily consists of interest rate risk associated with our variable and fixed rate debt, prices of certain commodities, and foreign currency exchange rate risks. From time to time, we employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel, and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities ("Floor Plan Rates") are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of March 31, 2025 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At March 31, 2025 and December 31, 2024, we had $220.0 million and $182.9 million, respectively, outstanding borrowings under the ABL Facility. At March 31, 2025 and December 31, 2024, we had $367.7 million and $374.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of March 31, 2025, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $2.5 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of March 31, 2025 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of March 31, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 11, Contingencies, of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended March 31, 2025. As of March 31, 2025, the Company had $14.2 million of remaining authorization under its share repurchase program.

Subsequent to the quarter, the Company's Board approved an increase to the Company’s common stock repurchase program authorization from $20.0 million to $30.0 million. As it relates to the deployment of the increased repurchase program, the Board also approved the immediate allocation of $10.0 million to a Rule 10b5-1 Plan (the “Rule 10b5-1 Plan”), whereby the Company directs a fiduciary to purchase the Company’s common stock at pre-determined price intervals. During the term of the Rule 10b5-1 Plan the fiduciary is permitted to purchase the Company’s common stock irrespective of reporting blackout periods or privileged information restrictions.

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

ALTA EQUIPMENT GROUP INC.

Date: May 7, 2025	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)