Form 10-Q
period 2025-06-30
ALTA EQUIPMENT GROUP INC.
filed 2025-08-07
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, there were 32,047,943 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report on Form 10-Q. The foregoing list of factors is not exclusive, and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Cash	$13.2	$13.4
Accounts receivable, net of allowances of $11.9 and $10.7 as of June 30, 2025 and December 31, 2024, respectively	205.3	199.7
Inventories, net	484.5	535.9
Prepaid expenses and other current assets	36.1	25.5
Total current assets	739.1	774.5

NON-CURRENT ASSETS
Property and equipment, net	81.4	81.6
Rental fleet, net	355.1	358.8
Operating lease right-of-use assets, net	111.6	113.0
Goodwill	78.6	77.5
Other intangible assets, net	50.3	54.7
Other assets	19.9	20.3
TOTAL ASSETS	$1,436.0	$1,480.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$260.9	$293.4
Floor plan payable – used and rental equipment	68.7	81.1
Current portion of long-term debt	11.3	10.5
Accounts payable	96.3	91.5
Customer deposits	13.1	14.8
Accrued expenses	48.4	51.2
Current operating lease liabilities	14.9	15.1
Current deferred revenue	12.6	13.0
Other current liabilities	4.8	6.6
Total current liabilities	531.0	577.2

NON-CURRENT LIABILITIES
Line of credit, net	216.2	179.8
Long-term debt, net of current portion	481.8	480.0
Finance lease obligations, net of current portion	34.6	35.5
Deferred revenue, net of current portion	5.1	4.3
Long-term operating lease liabilities, net of current portion	102.8	103.5
Deferred tax liabilities	10.1	10.8
Other liabilities	10.5	11.7
TOTAL LIABILITIES	1,392.1	1,402.8
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both June 30, 2025 and December 31, 2024 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,046,258 and 32,762,135 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	246.0	243.5
Treasury stock at cost, 2,733,306 and 1,587,702 shares of common stock held at June 30, 2025 and December 31, 2024, respectively	(18.2)	(11.7)
Accumulated deficit	(181.6)	(149.3)
Accumulated other comprehensive loss	(2.3)	(4.9)
TOTAL STOCKHOLDERS’ EQUITY	43.9	77.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,436.0	$1,480.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	$265.6	$251.5	$487.3	$480.1
Parts sales	75.6	78.0	147.6	150.9
Service revenues	64.9	66.2	131.0	130.2
Rental revenues	46.3	53.7	88.6	102.2
Rental equipment sales	28.8	38.7	49.7	66.3
Total revenues	481.2	488.1	904.2	929.7
Cost of revenues:
New and used equipment sales	228.5	211.9	416.6	404.3
Parts sales	50.7	50.9	98.3	99.2
Service revenues	26.1	26.9	52.5	53.9
Rental revenues	5.2	6.2	10.2	12.9
Rental depreciation	27.0	30.8	51.9	57.9
Rental equipment sales	21.4	29.4	37.4	48.9
Total cost of revenues	358.9	356.1	666.9	677.1
Gross profit	122.3	132.0	237.3	252.6
Selling, general and administrative expenses	102.3	114.5	209.0	229.1
Non-rental depreciation and amortization	7.6	7.2	15.1	14.1
Total operating expenses	109.9	121.7	224.1	243.2
Income from operations	12.4	10.3	13.2	9.4
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.9)	(2.7)	(6.1)	(5.5)
Interest expense – other	(19.4)	(16.5)	(38.1)	(29.8)
Other income	0.8	1.0	1.7	1.9
Loss on extinguishment of debt	—	(6.7)	—	(6.7)
Gain on divestiture	4.3	—	4.3	—
Total other expense, net	(17.2)	(24.9)	(38.2)	(40.1)
Loss before taxes	(4.8)	(14.6)	(25.0)	(30.7)
Income tax provision (benefit)	1.3	(2.7)	2.0	(6.9)
Net loss	(6.1)	(11.9)	(27.0)	(23.8)
Preferred stock dividends	(0.7)	(0.7)	(1.5)	(1.5)
Net loss available to common stockholders	$(6.8)	$(12.6)	$(28.5)	$(25.3)
Basic loss per share	$(0.21)	$(0.38)	$(0.87)	$(0.76)
Diluted loss per share	$(0.21)	$(0.38)	$(0.87)	$(0.76)
Basic weighted average common shares outstanding	33,002,869	33,239,620	32,903,008	33,174,158
Diluted weighted average common shares outstanding	33,002,869	33,239,620	32,903,008	33,174,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6.1)	$(11.9)	$(27.0)	$(23.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	(0.5)	1.9	(1.6)
Change in fair value of derivative, net of tax	0.4	0.7	0.7	1.4
Total other comprehensive income (loss) (1)	2.3	0.2	2.6	(0.2)
Comprehensive loss	$(3.8)	$(11.7)	$(24.4)	$(24.0)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024. There were no material taxes associated with Total other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0
Net loss	—	—	—	—	—	(6.1)	—	—	(6.1)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	797	—	0.9	—	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.9	1.9
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Repurchase of common stock	—	—	(1,145,604)	—	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,200,000	$—	32,046,258	$—	$246.0	$(181.6)	$(18.2)	$(2.3)	$43.9

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	36,269	—	1.3	—	—	—	1.3
Acquisition contingent consideration	—	—	339,847	—	3.4	—	—	—	3.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.5)	(0.5)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Repurchase of common stock	—	—	(231,334)	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2024	1,200,000	$—	32,950,141	$—	$240.7	$(105.6)	$(7.9)	$(2.0)	$125.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(27.0)	$(23.8)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	67.0	72.0
Amortization of debt discount and debt issuance costs	2.3	1.1
Imputed interest	0.2	0.2
Gain on sale of property and equipment	(0.1)	—
Gain on sale of rental equipment	(12.3)	(17.4)
Provision for inventory obsolescence	3.2	0.5
Provision for losses on accounts receivable	2.5	3.5
Gain on divestiture	(4.3)	—
Loss on debt extinguishment	—	6.7
Change in fair value of derivative instruments	(0.1)	(0.2)
Stock-based compensation expense	2.0	2.6
Changes in deferred income taxes	(0.9)	(6.8)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6.8)	(6.5)
Inventories	(21.1)	(109.6)
Proceeds from sale of rental equipment - rent-to-sell	44.8	63.1
Prepaid expenses and other assets	(11.6)	—
Manufacturers floor plans payable	(41.0)	5.2
Accounts payable, accrued expenses, customer deposits, and other current liabilities	—	(14.5)
Leases, deferred revenue, net of current portion and other liabilities	(0.2)	(0.3)
Net cash used in operating activities	(3.4)	(24.2)
INVESTING ACTIVITIES
Expenditures for rental equipment	(23.7)	(30.6)
Expenditures for property and equipment	(3.9)	(7.2)
Proceeds from sale of property and equipment	0.3	1.9
Proceeds from sale of rental equipment - rent-to-rent	4.9	3.2
Acquisitions of businesses, net of cash acquired	(2.9)	—
Proceeds from divestiture, net	18.0	—
Other investing activities	(1.1)	(1.5)
Net cash used in investing activities	(8.4)	(34.2)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	—	(1.8)
Extinguishment of long-term debt	—	(319.4)
Proceeds from long-term borrowings	193.5	849.3
Principal payments on long-term debt and finance lease obligations	(163.9)	(476.2)
Proceeds from non-manufacturer floor plan payable	46.9	79.5
Payments on non-manufacturer floor plan payable	(52.8)	(82.8)
Preferred stock dividends paid	(1.5)	(1.5)
Common stock dividends declared and paid	(3.9)	(3.9)
Repurchases of common stock	(6.5)	(2.0)
Other financing activities	(0.4)	(9.1)
Net cash provided by financing activities	11.4	32.1

Effect of exchange rate changes on cash	0.2	(0.2)
NET CHANGE IN CASH	(0.2)	(26.5)

Cash, Beginning of year	13.4	31.0
Cash, End of period	$13.2	$4.5
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$66.7	$83.0
Contingent and non-contingent consideration for business acquisitions	—	0.5
Supplemental disclosures of cash flow information
Cash paid for interest	$42.2	$32.5
Cash paid for income taxes	$3.6	$1.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada and Florida, as well as the Canadian provinces of Quebec and Ontario. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

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

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements filed on Form 10-Q for the period ended June 30, 2024, the Company identified a multi-year error in the presentation of its Condensed Consolidated Statements of Cash Flows. Management determined its presentation of the proceeds from the sale of rent-to-rent equipment was incorrectly presented as an operating cash flow as opposed to an investing cash flow. The effect of this error was an understatement of net cash used in operating activities by $3.2 million for the six months ended June 30, 2024 with a corresponding overstatement of net cash used in investing activities. Management has evaluated quantitative and qualitative factors for this misstatement and has concluded it was not material to the prior periods.

The following table reflects the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q:

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-sell	$66.3	$(3.2)	$63.1
Net cash used in operating activities	(21.0)	(3.2)	(24.2)
INVESTING ACTIVITIES
Proceeds from sale of rental equipment - rent-to-rent	—	3.2	3.2
Net cash used in investing activities	(37.4)	3.2	(34.2)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and six months ended June 30, 2025, there were no significant changes to those accounting policies.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 by revenue type and the applicable accounting standard.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$265.6	$265.6	$—	$251.5	$251.5
Parts sales	—	75.6	75.6	—	78.0	78.0
Service revenues	—	64.9	64.9	—	66.2	66.2
Rental revenues	46.3	—	46.3	53.7	—	53.7
Rental equipment sales	—	28.8	28.8	—	38.7	38.7
Total revenues	$46.3	$434.9	$481.2	$53.7	$434.4	$488.1

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$487.3	$487.3	$—	$480.1	$480.1
Parts sales	—	147.6	147.6	—	150.9	150.9
Service revenues	—	131.0	131.0	—	130.2	130.2
Rental revenues	88.6	—	88.6	102.2	—	102.2
Rental equipment sales	—	49.7	49.7	—	66.3	66.3
Total revenues	$88.6	$815.6	$904.2	$102.2	$827.5	$929.7

The Company believes that the disaggregation of revenues from contracts with customers as summarized above, together with the discussion below, depicts the nature, amount, timing and uncertainty of our revenues and cash flows. See Note 16, Segments, for further information.

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $7.8 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $18.6 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $16.6 million and $13.5 million in project-based revenues for the three months ended June 30, 2025 and 2024 respectively, and $35.6 million and $30.5 million in project-based revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.4 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $11.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Receivables and Contract Assets and Liabilities

With respect to our receivables, we believe the concentration of credit risk is limited because our customer base is comprised of a large number of geographically diverse customers that operate in a wide range of industries.

The Company has contract assets and contract liabilities associated with project-based contracts with customers.

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of June 30, 2025 and December 31, 2024 were $6.9 million and $4.2 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of June 30, 2025 and December 31, 2024 was $17.7 million and $17.3 million, respectively. For the three and six months ended June 30, 2025, the Company recognized revenues of $2.8 million and $10.7 million, respectively, from the prior year ending deferred revenue balance. For the three and six months ended June 30, 2024, the Company recognized revenue of $2.2 million and $10.3 million, respectively, from the December 31, 2023 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer ("CEO"), Chief Financial Officer, and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During the three and six months ended June 30, 2025, the Company purchased $0.2 million and $0.3 million of hydrogen fuel from OneH2, respectively. During the three and six months ended June 30, 2024, the Company purchased $0.6 million and $1.2 million of hydrogen fuel from OneH2, respectively. In addition, the Company has paid OneH2 $5.3 million to date to build and commercialize a hydrogen production plant for the Company which we expect to become operational by April 2026.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	June 30,	December 31,
	2025	2024
New equipment	$335.8	$374.0
Used equipment	47.4	62.0
Work in process	8.8	7.5
Parts	105.2	101.8
Gross inventory	497.2	545.3
Inventory reserves	(12.7)	(9.4)
Inventories, net	$484.5	$535.9

Direct labor of $1.5 million and $0.6 million incurred for open service orders were capitalized and included in work in process as of June 30, 2025 and December 31, 2024, respectively. The remaining work in process balances as of June 30, 2025 and December 31, 2024 primarily represent parts applied to open service orders. Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $3.4 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2025	2024
Land	$3.1	$3.0
Buildings, equipment, and leasehold improvements:
Machinery and equipment	10.4	9.6
Autos and trucks	6.3	7.3
Buildings and leasehold improvements	27.6	25.5
Construction in progress	7.1	7.0
Finance lease right-of-use assets	68.5	63.6
Office equipment	6.0	5.6
Computer equipment	15.2	14.4
Total costs	144.2	136.0

Less: accumulated depreciation and amortization property and equipment	(62.8)	(54.4)
Property and equipment, net	$81.4	$81.6

Total depreciation and amortization on property and equipment was $5.1 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively, and $10.1 million and $8.9 million for the six months ended June 30, 2025 and 2024, respectively.

Rental fleet, net, consisted of the following:

	June 30,	December 31,
	2025	2024
Rental fleet	$569.5	$571.2
Less: accumulated depreciation rental fleet	(214.4)	(212.4)
Rental fleet, net	$355.1	$358.8

Total depreciation on rental fleet was $23.6 million and $26.8 million for the three months ended June 30, 2025 and 2024, respectively, and $45.7 million and $50.8 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the six months ended June 30, 2025:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2024	$14.7	$44.5	$18.3	$77.5
Additions	0.6	—	—	0.6
Translation adjustments	0.2	0.3	—	0.5
Balance, June 30, 2025	$15.5	$44.8	$18.3	$78.6

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and six months ended June 30, 2025. See Note 15, Business Combinations and Divestitures, for further information.

The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.1	$72.8	$(28.0)	$44.8
Other intangibles	2.6	14.5	(9.0)	5.5
Total	5.7	$87.3	$(37.0)	$50.3

	December 31, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.6	$72.4	$(24.3)	$48.1
Other intangibles	3.0	14.3	(7.7)	6.6
Total	6.1	$86.7	$(32.0)	$54.7

Amortization of intangible assets was $2.5 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $5.0 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement ("Floor Plan Credit Agreement") by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the "First Lien Floor Plan Facility") with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance on our First Lien Floor Plan Facility of $48.8 million and $54.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at June 30, 2025 and December 31, 2024 was 7.2% and 7.4%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, ranged from 6.7% to 10.0% as of June 30, 2025 and 7.5% to 10.5% as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance on the OEM Floor Plan Facilities of $281.1 million and $320.2 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $495.0 million at any time, which is subject to a 10% annual increase effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of June 30, 2025 and December 31, 2024, was $329.9 million and $374.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended June 30, 2025 and 2024, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $2.9 million and $2.7 million, respectively, and for the six months ended June 30, 2025 and 2024, $6.1 million and $5.5 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 7.7% and 8.8% as of June 30, 2025 and 2024, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of June 30, 2025 and December 31, 2024, the Company had an outstanding ABL Facility balance of $218.9 million and $182.9 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 6.0% and 6.2% at June 30, 2025 and December 31, 2024, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,015.0 million unless certain other conditions are met. The total amount outstanding as of June 30, 2025 and December 31, 2024, was $548.8 million and $557.8 million, exclusive of debt issuance and deferred financing costs of $3.0 million and $3.5 million, respectively.

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

As of June 30, 2025, outstanding borrowings under the Notes were $481.8 million, which included $18.2 million deferred financing costs and original issue discounts. As of December 31, 2024, outstanding borrowings under the Notes were $480.0 million, which included $20.0 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

Extinguishment of Debt

In the second quarter of 2024, in connection with the issuance of the Notes, the Company extinguished our previously issued Senior Secured Second Lien Notes due April 15, 2026. The Company recorded a loss on the extinguishment of $6.7 million in the line item "Loss on extinguishment of debt" in our Condensed Consolidated Statements of Operations.

The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2025	2024
Line of credit	$218.9	$182.9
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(4.0)	(4.3)
Debt discount	(16.9)	(18.8)
Finance leases	45.9	46.0
Total debt and finance leases	743.9	705.8
Less: current maturities	(11.3)	(10.5)
Long-term debt and finance leases, net	$732.6	$695.3

As of June 30, 2025, the Company was in compliance with the financial covenants set forth in our debt agreements.

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

	June 30,	December 31,
Location on Balance Sheet	2025	2024
Other current liabilities	$2.8	$2.7
Other liabilities	3.8	4.9
Total	$6.6	$7.6

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

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in "Rental revenues" on our Condensed Consolidated Statements of Operations. Sublease income below primarily includes subleases of facilities that are not included in "Rental revenues" due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At June 30, 2025 and December 31, 2024, assets recorded under finance leases, net of accumulated depreciation, were $42.9 million and $43.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$6.9	$6.4	$13.8	$13.2
Short-term lease expense	0.8	1.5	1.7	3.9
Low-value lease expense	0.4	0.4	0.7	0.7
Variable lease expense	2.9	2.6	6.0	5.3
Finance lease expense:
Amortization of right-of-use assets	3.1	2.5	6.0	4.8
Interest on lease liabilities	1.1	0.9	2.1	1.8
Sublease income	(0.1)	(0.1)	(0.2)	(0.2)
Total lease expense	$15.1	$14.2	$30.1	$29.5

Additional information related to leases is presented in the table below:

	Six Months Ended June 30,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13.3	$13.1
Operating cash flows for finance leases	2.1	1.8
Financing cash flows for finance leases	5.5	4.3
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	6.7	7.5
Finance leases	5.3	10.4
Weighted Average Remaining Lease Term (in years):
Operating leases	8.3	8.8
Finance leases	4.0	4.6
Weighted Average Discount Rate (in %):
Operating leases	10.8	10.3
Finance leases	9.0	8.3

Minimum future lease payments under non-cancellable operating and finance leases described above as of June 30, 2025 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2025	$13.1	$7.5
2026	24.6	14.3
2027	23.3	12.8
2028	21.2	10.8
2029	16.0	7.0
Thereafter	82.6	2.0
Total future minimum lease payments	180.8	54.4
Less: imputed interest	(63.1)	(8.5)
Total	$117.7	$45.9

Balance Sheet Location	June 30, 2025	December 31, 2024
Current portion of long-term debt	$11.3	$10.5
Current operating lease liabilities	14.9	15.1
Finance lease obligations, net of current portion	34.6	35.5
Long-term operating lease liabilities, net of current portion	102.8	103.5
Total	$163.6	$164.6

As of June 30, 2025, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2025 and 2026 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of June 30, 2025 and December 31, 2024, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both June 30, 2025 and December 31, 2024. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

Legal Proceedings

During the three and six months ended June 30, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2025 and December 31, 2024 there were $13.5 million and $12.0 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax expense of $1.3 million and benefit of $2.7 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million expense and $6.9 million benefit for the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period. During the three and six months ended June 30, 2024, the income tax benefit was primarily attributable to the net loss for the period. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

The effective tax rate for the six months ended June 30, 2025 and 2024 was (8.0)% and 22.5%, respectively. The effective income tax rate in 2025 is primarily the result of the items noted above whereas 2024 had no jurisdictions limited by a valuation allowance.

NOTE 13 — STOCK-BASED COMPENSATION

Compensation for our senior leadership team includes equity awards in the form of restricted stock units ("RSUs") and performance stock units ("PSUs"). We calculate the fair value of the RSUs and PSUs based on the closing market price of our common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $0.9 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $2.9 million, which is expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $2.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table shows the number of stock awards that were granted, vested, and issued during the six months ended June 30, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2024	204,433	$12.47	325,081	$14.13
Granted	441,958	5.06	332,592	5.16
Vested - issued	(90,143)	13.05	(242,029)	13.55
Vested - unissued	(40,453)	6.83	—	—
Unvested units as of June 30, 2025	515,795	$6.46	415,644	$7.30

Employee Stock Purchase Plan (ESPP)

On June 8, 2023 the Company filed a Form S-8 to register 325,000 common stock shares reserved for the ESPP. The Company then opened enrollment for the first offering period that started July 1, 2023 and continued through December 31, 2023. There are two six-month offering periods each year starting January 1 and July 1, with the purchase date on the last business day of each offering period. On June 17, 2025, the Company filed a Form S-8 to register an additional 670,731 common stock shares reserved for the ESPP.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and six months ended June 30, 2025 and 2024 was not material.

ESPP employee payroll contributions accrued as of June 30, 2025 and December 31, 2024 totaled $0.8 million and $0.9 million, respectively, and are included within "Accrued expenses" in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within "Other financing activities" in the Condensed Consolidated Statements of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for "Cash", "Accounts receivable, net", "Accounts payable", "Accrued expenses" and "Other current liabilities" approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	June 30, 2025	December 31, 2024
Estimated aggregate fair value (1)	$731.1	$706.4
Aggregate carrying value (1)	764.8	728.9

(1) Total debt excluding the impact of unamortized debt discount and debt issuance costs.

Contingent Consideration

The contingent consideration liability represents the fair value of future earn-out obligations that the Company may be required to pay in conjunction with past acquisitions upon the achievement of certain performance milestones. The earn-outs are measured at fair value in each reporting period, based on Level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Operations.

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	June 30, 2025	December 31, 2024
Other current liabilities	$—	$—
Other liabilities	5.7	5.7

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

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in Accumulated Other Comprehensive Loss and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized impact on earnings of the interest rate cap for the three and six months ended June 30, 2025 and 2024, respectively, are disclosed in the Condensed Consolidated Statements of Comprehensive Loss.

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

The following table summarizes the maturity dates, unit of measure, and notional value for the Company's derivative instruments as of June 30, 2025:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2027)	Gallons	6.2

The following table sets forth the location and fair value of the Company’s derivative instruments as of June 30, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivative designated as hedge	Balance Sheet location	June 30, 2025	December 31, 2024	Balance Sheet location	June 30, 2025	December 31, 2024
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$0.2	Other current liabilities	$0.8	$1.6
Derivatives not designated as hedge
Fuel swaps - current portion	Prepaid expenses and other current assets	—	—	Other current liabilities	0.3	0.3
Fuel swaps - long-term	Other assets	—	—	Other liabilities	0.1	0.1

NOTE 15 — BUSINESS COMBINATIONS AND DIVESTITURES

On March 14, 2025, the Company purchased the assets of Les Chariots Elevateurs Du Quebec Inc. ("CEQ"), a privately held Yale dealer with one branch in Quebec, Canada. The purchase price was $2.9 million, net of cash acquired. The acquisition is not material for the six months ended June 30, 2025; therefore, we did not include an opening balance sheet herein. CEQ is reported within our Material Handling segment. The estimated fair values of assets acquired and liabilities assumed are provisional and based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in "Acquisitions of businesses, net of cash acquired" for the cash flow impact of the acquisition.

On May 1, 2025, the Company’s Construction Equipment segment entered into a definitive agreement and closed on the divestiture of substantially all of its aerial fleet rental business in the Chicago, Illinois marketplace for $18.0 million cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $4.3 million disclosed in the line item "Gain on divestiture" in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness. See the Condensed Consolidated Statements of Cash Flows for the total cash inflow in "Proceeds from divestiture, net" and the gain on sale in "Gain on divestiture" for the cash flow impact of the divestiture.

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

The Master Distribution segment is principally engaged in large-scale environmental processing equipment distribution with sub dealers throughout the United States and Canada.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity, including Alta e-mobility (e.g., commercial electric vehicles) revenues and costs. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers, and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance, audit and tax preparation related fees and other compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax provision. There is also intercompany elimination activity presented within Corporate and Other.

The following tables summarize key financial information by reportable segment:

	Three months ended June 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$81.9	$167.0	$17.6	$(0.9)	$265.6
Parts sales	23.7	49.1	3.0	(0.2)	75.6
Service revenues	33.3	31.3	0.3	—	64.9
Rental revenues	17.5	28.8	—	—	46.3
Rental equipment sales	4.3	24.5	—	—	28.8
Total revenues	160.7	300.7	20.9	(1.1)	481.2
Cost of revenues:
New and used equipment sales	67.6	147.4	14.2	(0.7)	228.5
Parts sales	14.7	34.0	2.2	(0.2)	50.7
Service revenues	14.0	11.9	0.2	—	26.1
Rental revenues	1.3	3.9	—	—	5.2
Rental equipment sales	2.5	18.9	—	—	21.4
Selling, general and administrative expenses	44.0	52.4	2.9	3.0	102.3
Other segment items(1)	(0.2)	0.5	0.3	(2.1)	(1.5)
Segment adjusted EBITDA(2)	16.8	31.7	1.1	(1.1)	48.5
Depreciation and amortization					34.6
Interest expense					22.3
Other(1)					(3.6)
Loss before taxes					$(4.8)

Total assets, end of period	$436.0	$878.6	$85.6	$35.8	$1,436.0
Capital expenditures	5.6	8.2	—	0.1	13.9
Depreciation and amortization	10.5	22.9	1.0	0.2	34.6
Interest expense	6.4	12.8	1.3	1.8	22.3

	Three months ended June 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$90.2	$145.5	$14.4	$1.4	$251.5
Parts sales	26.9	49.2	2.4	(0.5)	78.0
Service revenues	35.7	30.3	0.2	—	66.2
Rental revenues	20.0	33.3	0.4	—	53.7
Rental equipment sales	2.8	36.6	(0.7)	—	38.7
Total revenues	175.6	294.9	16.7	0.9	488.1
Cost of revenues:
New and used equipment sales	73.3	126.7	10.8	1.1	211.9
Parts sales	16.7	33.5	1.2	(0.5)	50.9
Service revenues	14.3	12.4	0.2	—	26.9
Rental revenues	2.0	4.3	(0.1)	—	6.2
Rental equipment sales	1.8	28.0	(0.4)	—	29.4
Selling, general and administrative expenses	46.6	57.7	3.7	6.5	114.5
Other segment items(1)	0.7	1.1	(0.4)	(3.4)	(2.0)
Segment adjusted EBITDA(2)	20.2	31.2	1.7	(2.8)	50.3
Depreciation and amortization					38.0
Interest expense					19.2
Other(1)					7.7
Loss before taxes					$(14.6)

Total assets, end of period	$480.4	$974.3	$94.5	$42.1	$1,591.3
Capital expenditures	13.3	7.1	—	0.1	20.5
Depreciation and amortization	10.4	26.2	1.3	0.1	38.0
Interest expense	5.9	11.8	1.0	0.5	19.2

	Six Months Ended June 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$160.3	$293.7	$32.4	$0.9	$487.3
Parts sales	48.0	94.4	5.4	(0.2)	147.6
Service revenues	67.4	63.1	0.5	—	131.0
Rental revenues	35.1	53.4	—	0.1	88.6
Rental equipment sales	7.8	41.9	—	—	49.7
Total revenues	318.6	546.5	38.3	0.8	904.2
Cost of revenues:
New and used equipment sales	130.7	259.7	25.2	1.0	416.6
Parts sales	30.0	64.9	3.6	(0.2)	98.3
Service revenues	27.3	24.5	0.7	—	52.5
Rental revenues	2.3	7.9	—	—	10.2
Rental equipment sales	5.0	32.4	—	—	37.4
Selling, general and administrative expenses	90.5	107.0	5.4	6.1	209.0
Other segment items(1)	0.4	1.4	0.8	(4.5)	(1.9)
Segment adjusted EBITDA(2)	32.4	48.7	2.6	(1.6)	82.1
Depreciation and amortization					67.0
Interest expense					44.2
Other(1)					(4.1)
Loss before taxes					$(25.0)

Total assets, end of period	$436.0	$878.6	$85.6	$35.8	$1,436.0
Capital expenditures	11.9	15.5	—	0.2	27.6
Depreciation and amortization	21.1	43.5	1.9	0.5	67.0
Interest expense	12.7	25.6	2.7	3.2	44.2

	Six Months Ended June 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$184.3	$271.6	$23.5	$0.7	$480.1
Parts sales	51.8	95.1	4.9	(0.9)	150.9
Service revenues	69.5	60.4	0.3	—	130.2
Rental revenues	39.0	62.4	0.8	—	102.2
Rental equipment sales	5.3	61.0	—	—	66.3
Total revenues	349.9	550.5	29.5	(0.2)	929.7
Cost of revenues:
New and used equipment sales	149.6	236.7	17.6	0.4	404.3
Parts sales	32.2	65.2	2.7	(0.9)	99.2
Service revenues	28.4	25.2	0.3	—	53.9
Rental revenues	4.7	8.3	(0.1)	—	12.9
Rental equipment sales	3.3	45.6	—	—	48.9
Selling, general and administrative expenses	95.5	114.9	7.7	11.0	229.1
Other segment items(1)	1.5	2.1	(1.3)	(5.3)	(3.0)
Segment adjusted EBITDA(2)	34.7	52.5	2.6	(5.4)	84.4
Depreciation and amortization					72.0
Interest expense					35.3
Other(1)					7.8
Loss before taxes					$(30.7)

Total assets, end of period	$480.4	$974.3	$94.5	$42.1	$1,591.3
Capital expenditures	24.3	12.8	0.2	0.5	37.8
Depreciation and amortization	20.1	49.1	2.4	0.4	72.0
Interest expense	11.0	21.6	1.9	0.8	35.3

(1) Primarily includes other income (expense), non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance.

(2) See definition in Item 2 under Non-GAAP Financial Measures.

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period and includes vested, unissued RSUs and ESPP shares. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common stock share equivalents granted under our stock-based compensation plan, including ESPP, which remain unvested and shares used as consideration in the Ault acquisition which remain unissued ("dilutive securities"), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net loss per share
Net loss available to common stockholders	$(6.8)	$(12.6)	$(28.5)	$(25.3)
Basic weighted average common shares outstanding	33,002,869	33,239,620	32,903,008	33,174,158
Basic net loss per share of common stock	$(0.21)	$(0.38)	$(0.87)	$(0.76)
Diluted loss per share
Net loss available to common stockholders	$(6.8)	$(12.6)	$(28.5)	$(25.3)
Basic weighted average common shares outstanding	33,002,869	33,239,620	32,903,008	33,174,158
Effect of dilutive securities:
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	33,002,869	33,239,620	32,903,008	33,174,158
Diluted net loss per share of common stock	$(0.21)	$(0.38)	$(0.87)	$(0.76)

Approximately 611,000 and 796,000 securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2025 and 2024, respectively, and 703,000 and 979,000 securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2025 and 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTE 18 — SUBSEQUENT EVENTS

On July 4, 2025, the "One Big Beautiful Bill Act" (the "OBBBA") was enacted into law. The OBBBA includes changes to U.S. tax law such as 100% bonus depreciation and modifying the business interest expense limitation to EBITDA, among other changes. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the changes will be applicable to the Company during the three months ended September 30, 2025. The Company is in the process of evaluating the impact of the OBBBA on its condensed consolidated financial statements and an estimate is not able to be made at this time. The impact of the OBBBA to income tax expense could be material as it relates to the Company's estimation of valuation allowances against deferred tax assets (mainly driven by net operating loss and 163j interest expense limitation carryforwards). The Company, at this time, expects the OBBBA to favorably impact the timing of cash taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

Business Description

We own and operate one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and other material handling equipment, heavy and compact earthmoving equipment, crushing and screening equipment, environmental processing equipment, cranes and aerial work platforms, paving and asphalt equipment, other construction equipment, and related products. We engage in five principal business activities in these equipment categories:

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals; and
(v)
rental equipment sales.

We have operated as an equipment dealership for 41 years and have developed a branch network that includes over 85 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada, and Florida and the Canadian provinces of Ontario and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service, and rental offerings. Additionally, we provide design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

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

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) related activities, and consist of:

New equipment sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our equipment offerings which include, but are not limited to, automated equipment installation and warehouse management systems integration.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $565.7 million as of June 30, 2025. The original acquisition cost of our rental fleet excludes $3.8 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

Rental depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon the type and usage of equipment. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for information on our rental equipment depreciation methods.

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

Results of Operations

The three and six months ended June 30, 2025 and 2024

Consolidated Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$265.6	$251.5	$14.1	5.6%	$487.3	$480.1	$7.2	1.5%
Parts sales	75.6	78.0	(2.4)	(3.1)%	147.6	150.9	(3.3)	(2.2)%
Service revenues	64.9	66.2	(1.3)	(2.0)%	131.0	130.2	0.8	0.6%
Rental revenues	46.3	53.7	(7.4)	(13.8)%	88.6	102.2	(13.6)	(13.3)%
Rental equipment sales	28.8	38.7	(9.9)	(25.6)%	49.7	66.3	(16.6)	(25.0)%
Total revenues	481.2	488.1	(6.9)	(1.4)%	904.2	929.7	(25.5)	(2.7)%
Cost of revenues:
New and used equipment sales	228.5	211.9	16.6	7.8%	416.6	404.3	12.3	3.0%
Parts sales	50.7	50.9	(0.2)	(0.4)%	98.3	99.2	(0.9)	(0.9)%
Service revenues	26.1	26.9	(0.8)	(3.0)%	52.5	53.9	(1.4)	(2.6)%
Rental revenues	5.2	6.2	(1.0)	(16.1)%	10.2	12.9	(2.7)	(20.9)%
Rental depreciation	27.0	30.8	(3.8)	(12.3)%	51.9	57.9	(6.0)	(10.4)%
Rental equipment sales	21.4	29.4	(8.0)	(27.2)%	37.4	48.9	(11.5)	(23.5)%
Total cost of revenues	358.9	356.1	2.8	0.8%	666.9	677.1	(10.2)	(1.5)%
Gross profit	122.3	132.0	(9.7)	(7.3)%	237.3	252.6	(15.3)	(6.1)%
Selling, general and administrative expenses	102.3	114.5	(12.2)	(10.7)%	209.0	229.1	(20.1)	(8.8)%
Non-rental depreciation and amortization	7.6	7.2	0.4	5.6%	15.1	14.1	1.0	7.1%
Total operating expenses	109.9	121.7	(11.8)	(9.7)%	224.1	243.2	(19.1)	(7.9)%
Income from operations	12.4	10.3	2.1	20.4%	13.2	9.4	3.8	40.4%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.9)	(2.7)	(0.2)	7.4%	(6.1)	(5.5)	(0.6)	10.9%
Interest expense – other	(19.4)	(16.5)	(2.9)	17.6%	(38.1)	(29.8)	(8.3)	27.9%
Other income	0.8	1.0	(0.2)	(20.0)%	1.7	1.9	(0.2)	(10.5)%
Loss on extinguishment of debt	—	(6.7)	6.7	NM	—	(6.7)	6.7	NM
Gain on divestiture	4.3	—	4.3	NM	4.3	—	4.3	NM
Total other expense, net	(17.2)	(24.9)	7.7	(30.9)%	(38.2)	(40.1)	1.9	(4.7)%
Loss before taxes	(4.8)	(14.6)	9.8	NM	(25.0)	(30.7)	5.7	NM
Income tax provision (benefit)	1.3	(2.7)	4.0	NM	2.0	(6.9)	8.9	NM
Net loss	(6.1)	(11.9)	5.8	NM	(27.0)	(23.8)	(3.2)	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(1.5)	(1.5)	—	—
Net loss available to common stockholders	$(6.8)	$(12.6)	$5.8	NM	$(28.5)	$(25.3)	$(3.2)	NM
Adjusted EBITDA(1)	$48.5	$50.3	$(1.8)	(3.6)%	$82.1	$84.4	$(2.3)	(2.7)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	55.2%	51.5%	53.9%	51.6%
Parts sales	15.7%	16.0%	16.3%	16.2%
Service revenues	13.5%	13.6%	14.5%	14.0%
Rental revenues	9.6%	11.0%	9.8%	11.0%
Rental equipment sales	6.0%	7.9%	5.5%	7.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	47.6%	43.4%	46.2%	43.5%
Parts sales	10.5%	10.4%	10.9%	10.7%
Service revenues	5.4%	5.5%	5.8%	5.8%
Rental revenues	1.1%	1.3%	1.1%	1.4%
Rental depreciation	5.6%	6.3%	5.7%	6.2%
Rental equipment sales	4.4%	6.1%	4.1%	5.2%
Total cost of revenues	74.6%	73.0%	73.8%	72.8%
Gross profit	25.4%	27.0%	26.2%	27.2%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA				Adjusted EBITDA
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Net loss available to common stockholders	$(6.8)	$(12.6)	$5.8	NM	$(28.5)	$(25.3)	$(3.2)	NM
Depreciation and amortization	34.6	38.0	(3.4)	(8.9)%	67.0	72.0	(5.0)	(6.9)%
Interest expense	22.3	19.2	3.1	16.1%	44.2	35.3	8.9	25.2%
Income tax provision (benefit)	1.3	(2.7)	4.0	NM	2.0	(6.9)	8.9	NM
Transaction and consulting costs	0.3	0.1	0.2	NM	0.4	0.3	0.1	NM
Loss on debt extinguishment	—	6.7	(6.7)	NM	—	6.7	(6.7)	NM
Gain on divestiture	(4.3)	—	(4.3)	NM	(4.3)	—	(4.3)	NM
Share-based incentives	0.9	1.3	(0.4)	(30.8)%	2.0	2.6	(0.6)	(23.1)%
Other expenses	2.4	2.3	0.1	NM	3.9	3.7	0.2	NM
Preferred stock dividend	0.7	0.7	—	—	1.5	1.5	—	—
Showroom-ready equipment interest expense	(2.9)	(2.7)	(0.2)	7.4%	(6.1)	(5.5)	(0.6)	10.9%
Adjusted EBITDA	$48.5	$50.3	$(1.8)	(3.6)%	$82.1	$84.4	$(2.3)	(2.7)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$481.2	$488.1	$(6.9)	(1.4)%	$904.2	$929.7	$(25.5)	(2.7)%
Acquisition and divestiture revenues	1.5	0.9			1.5	0.9
Organic revenues:
New and used equipment sales	264.9	251.5	13.4	5.3%	486.6	480.1	6.5	1.4%
Parts sales	75.3	78.0	(2.7)	(3.5)%	147.3	150.9	(3.6)	(2.4)%
Service revenues	64.6	66.2	(1.6)	(2.4)%	130.7	130.2	0.5	0.4%
Rental revenues	46.1	52.8	(6.7)	(12.7)%	88.4	101.3	(12.9)	(12.7)%
Rental equipment sales	28.8	38.7	(9.9)	(25.6)%	49.7	66.3	(16.6)	(25.0)%
Total organic revenues	$479.7	$487.2	$(7.5)	(1.5)%	$902.7	$928.8	$(26.1)	(2.8)%

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

We define organic revenue growth as revenue growth excluding the impact of acquisitions or divestitures that do not appear fully in both periods in the current and prior years. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenues across reported periods as well as to industry peers.

Pursuant to the requirements of Regulation G, we have provided a reconciliation of Adjusted EBITDA and organic revenues to the most directly comparable U.S. GAAP financial measure in the tables above and organic revenues in the subsequent tables in management's discussion and analysis of our Material Handling and Construction Equipment segments. This measure is supplemental to, and should be used in conjunction with, the most comparable U.S. GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends.

Revenues: In the three months ended June 30, 2025, organic new and used equipment revenues increased 5.3% against the three months ended June 30, 2024, driven primarily by strong performance in our Construction Equipment segment. In our Construction Equipment segment, improved deliveries and expanded market share contributed to the segment’s growth, reflecting solid execution and equipment demand in our served geographies. However, the strength exhibited in our Construction Equipment segment was partially offset by softness in our Material Handling segment, where equipment sales declined due to lower deliveries and a modest contraction in market share. The divergence in new and used revenues performance between segments highlights the importance of our diversified business model, which continues to provide resilience even as certain markets within our footprint experience challenges. Product support department (parts and service) revenues declined modestly, at 3.0% organically for the three months ended June 30, 2025, when compared to the prior year period. The shortfall was more pronounced in our Material Handling segment, where reduced customer fleet activity, mainly within our Midwest regions, contributed to lower parts and service volumes. In contrast, our Construction Equipment segment demonstrated relative stability, underscoring the resilience of its customer base and the effectiveness of our field operations. While overall product support revenues have decreased, technician productivity has remained high across the enterprise. Rental revenues for the three months ended June 30, 2025 declined 12.7% organically due to the Company carrying a reduced average fleet size and experiencing lower fleet utilization when compared to the same period last year. Rental equipment sales organically decreased 25.6% for the three months ended June 30, 2025 as compared to the same period last year. The rental equipment sales reduction was predominantly evident in our rent-to-sell product categories in our Construction Equipment segment as we have carried a lower fleet balance compared to the prior year and strategically sell equipment considering supply and demand levels and rental rates to maximize return on capital on the rent-to-sell fleet.

In the six months ended June 30, 2025, total revenues performance reflects the combination of a slower first quarter followed by improved activity in the second quarter, a factor of seasonality in some of the geographies and markets we serve. Organic new and used equipment revenues increased 1.4% against the six months ended June 30, 2024 as strong second quarter growth in our Construction Equipment segment helped offset softness experienced earlier in the year. In the Construction Equipment segment, year-to-date gains were supported by improved deliveries, expanded market share, and solid customer demand across our geographic footprint. Meanwhile, the Material Handling segment experienced a decline in equipment sales due to lower unit deliveries and a modest contraction in market share, primarily in the Midwest regions. Product support revenues have remained relatively stable year to date, declining 1.1% organically for the six months ended June 30, 2025. The decline in the second quarter was more pronounced in the Material Handling segment, where reduced customer fleet activity and reduced billable headcount, particularly in the Midwest, led to softer demand and lower revenues. The Construction Equipment segment, by contrast, maintained stable product support activity, supported by consistent customer demand and strong field execution. Importantly, technician productivity remained high across the enterprise throughout the period and effective headcount management ensured that our workforce remained aligned with service demand. Rental revenues for the six months ended June 30, 2025 declined 12.7% organically driven by a lower average fleet size and reduced fleet utilization across both quarters. Rental equipment sales organically decreased 25.0% for the six months ended June 30, 2025 largely due to the lower size of rent-to-sell fleet in our Construction Equipment segment and as we strategically monitor used equipment supply levels and market activity to maximize return on capital on the rent-to-sell fleet. Elevated sales activity in late 2024 and a lower starting fleet position in 2025 resulted in fewer sales opportunities during the current year period.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	14.0%	15.7%	(1.7)%	14.5%	15.8%	(1.3)%
Parts sales	32.9%	34.7%	(1.8)%	33.4%	34.3%	(0.9)%
Service revenues	59.8%	59.4%	0.4%	59.9%	58.6%	1.3%
Rental revenues	30.5%	31.1%	(0.6)%	29.9%	30.7%	(0.8)%
Rental equipment sales	25.7%	24.0%	1.7%	24.7%	26.2%	(1.5)%

Consolidated gross profit	25.4%	27.0%	(1.6)%	26.2%	27.2%	(1.0)%

The consolidated gross profit margin for the three months ended June 30, 2025 was 25.4%, a 160 basis point decrease from 27.0% for the same period in 2024. New and used equipment sales margins decreased 170 basis points to 14.0%, driven by sales mix factors, oversupply in equipment markets, and rising input costs. Tariff impacts have begun to influence cost structures, and not all increases have been offset through pricing, contributing to a more compressed margin environment, with effects most prominently displayed in our Master Distribution segment. For sales of our rental equipment, gross margins improved posting a 170 basis point increase when comparing the year-over-year periods, primarily the result of sales of highly depreciated fleet from our Material Handling segment. Parts gross margins decreased 180 basis points year to date when compared to the same time last year, a reflection of the negative non-cash impact of aged parts inventories reserves and cost increases associated with tariffs. Service gross margins increased by 40 basis points. The improvement in quarter-to-date service gross margins was largely attributable to improved rate realization on customer service work, efficiency measures, and margins on OEM warranty work. We realized a 60 basis point decrease in rental revenues gross margin for the three months ended June 30, 2025, as depreciation remained consistent while lower rental revenues in the Material Handling segment reduced the ability to absorb these costs, resulting in margin compression.

The consolidated gross profit margin for the six months ended June 30, 2025 was 26.2%, a 100 basis point decrease from 27.2% for the same period in 2024. This decrease was primarily driven by lower margins on new and used equipment sales, which decreased 130 basis points to 14.5%, due to a combination of sales mix, a competitive pricing environment related to oversupply, and rising input costs, some of which were influenced by tariffs that could not be fully offset through price adjustments. Rental equipment sales margins were mixed across the first half. While margins declined in the first quarter due to softer pricing for used equipment, second quarter margins improved year-over-year, aided by the sale of highly depreciated fleet within our Material Handling segment. On a year-to-date basis, gross margin on rental equipment sales remained below the prior year posting a 150 basis point decrease when comparing the year-over-year periods. Parts gross margins, which had shown slight improvement in the first quarter, declined in the second quarter due to increased non-cash reserve levels related to aged parts inventories and tariffs, decreasing margins by 90 basis points year to date when compared to the same time last year. Service gross margins continued to improve through the first half of the year, increasing by 130 basis points year to date. The improvement in year-to-date service gross margins was largely attributable to improved rate realization on customer service work, efficiency measures, and margins on OEM warranty work. We realized an 80 basis point decrease in rental revenues gross margin for the six months ended June 30, 2025, primarily due to depreciation expense comprising a larger share of total rental cost of sales. As a fixed cost, depreciation remained steady, while lower rental revenues, particularly in the Material Handling segment, resulted in overall margin pressure in this category.

Operating expenses: Consolidated operating expenses decreased by $11.8 million to $109.9 million for the three months ended June 30, 2025 and by $19.1 million to $224.1 million for the six months ended June 30, 2025, compared to the same periods last year, primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs. Further savings were achieved through changes to the Company’s self-insured healthcare program. The sustained reduction in operating expenses reflects disciplined execution and ongoing focus on cost control across the enterprise.

Other expense, net: Consolidated other expense, net for the three months ended June 30, 2025 was $17.2 million compared to $24.9 million for the same period in 2024. The decrease is primarily due to one-time items impacting both periods, with the gain on sale from divestiture occurring in the second quarter of 2025 and a loss on debt extinguishment effecting the second quarter of 2024.

Consolidated other expense, net for the six months ended June 30, 2025 was $38.2 million compared to $40.1 million for the same period in 2024. The difference is primarily attributed to the aforementioned one-time events of the gain from divestiture in 2025 and debt extinguishment loss related to our 2024 refinancing activities partially offset by changes in interest expense.

Income tax provision (benefit): The Company recorded income tax expense of $1.3 million and benefit of $2.7 million for the three months ended June 30, 2025 and 2024 and income tax expense of $2.0 million and benefit of $6.9 million for the six months ended June 30, 2025 and 2024, respectively. The impacts were primarily a result of a change in valuation allowance recorded against a portion of the deferred tax asset relating to the U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period, and the benefit in 2024 was due to net tax losses with no associated valuation allowance.

Material Handling Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$81.9	$90.2	$(8.3)	(9.2)%	$160.3	$184.3	$(24.0)	(13.0)%
Parts sales	23.7	26.9	(3.2)	(11.9)%	48.0	51.8	(3.8)	(7.3)%
Service revenues	33.3	35.7	(2.4)	(6.7)%	67.4	69.5	(2.1)	(3.0)%
Rental revenues	17.5	20.0	(2.5)	(12.5)%	35.1	39.0	(3.9)	(10.0)%
Rental equipment sales	4.3	2.8	1.5	53.6%	7.8	5.3	2.5	47.2%
Total revenues	160.7	175.6	(14.9)	(8.5)%	318.6	349.9	(31.3)	(8.9)%
Cost of revenues:
New and used equipment sales	67.6	73.3	(5.7)	(7.8)%	130.7	149.6	(18.9)	(12.6)%
Parts sales	14.7	16.7	(2.0)	(12.0)%	30.0	32.2	(2.2)	(6.8)%
Service revenues	14.0	14.3	(0.3)	(2.1)%	27.3	28.4	(1.1)	(3.9)%
Rental revenues	1.3	2.0	(0.7)	(35.0)%	2.3	4.7	(2.4)	(51.1)%
Rental depreciation	8.1	8.0	0.1	1.3%	16.2	15.5	0.7	4.5%
Rental equipment sales	2.5	1.8	0.7	38.9%	5.0	3.3	1.7	51.5%
Total cost of revenues	108.2	116.1	(7.9)	(6.8)%	211.5	233.7	(22.2)	(9.5)%
Gross profit	52.5	59.5	(7.0)	(11.8)%	107.1	116.2	(9.1)	(7.8)%
Selling, general and administrative expenses	44.0	46.6	(2.6)	(5.6)%	90.5	95.5	(5.0)	(5.2)%
Non-rental depreciation and amortization	2.4	2.4	—	—	4.9	4.6	0.3	6.5%
Total operating expenses	46.4	49.0	(2.6)	(5.3)%	95.4	100.1	(4.7)	(4.7)%
Income from operations	6.1	10.5	(4.4)	(41.9)%	11.7	16.1	(4.4)	(27.3)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.8)	(0.9)	0.1	(11.1)%	(1.6)	(1.8)	0.2	(11.1)%
Interest expense – other	(5.6)	(5.0)	(0.6)	12.0%	(11.1)	(9.2)	(1.9)	20.7%
Other income	0.3	0.1	0.2	200.0%	0.4	0.2	0.2	100.0%
Total other expense, net	(6.1)	(5.8)	(0.3)	5.2%	(12.3)	(10.8)	(1.5)	13.9%
Income (loss) before taxes	$—	$4.7	$(4.7)	(100.0)%	$(0.6)	$5.3	$(5.9)	(111.3)%
Segment adjusted EBITDA	$16.8	$20.2	$(3.4)	(16.8)%	$32.4	$34.7	$(2.3)	(6.6)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	51.0%	51.4%	50.3%	52.7%
Parts sales	14.7%	15.3%	15.1%	14.8%
Service revenues	20.7%	20.3%	21.2%	19.9%
Rental revenues	10.9%	11.4%	11.0%	11.1%
Rental equipment sales	2.7%	1.6%	2.4%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	42.1%	41.8%	41.0%	42.9%
Parts sales	9.1%	9.5%	9.4%	9.2%
Service revenues	8.7%	8.1%	8.6%	8.1%
Rental revenues	0.8%	1.1%	0.7%	1.3%
Rental depreciation	5.0%	4.6%	5.1%	4.4%
Rental equipment sales	1.6%	1.0%	1.6%	0.9%
Total cost of revenues	67.3%	66.1%	66.4%	66.8%
Gross profit	32.7%	33.9%	33.6%	33.2%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$160.7	$175.6	$(14.9)	(8.5)%	$318.6	$349.9	$(31.3)	(8.9)%
Acquisition revenues	1.5	—			1.5	—
Organic revenues:
New and used equipment sales	81.2	90.2	(9.0)	(10.0)%	159.6	184.3	(24.7)	(13.4)%
Parts sales	23.4	26.9	(3.5)	(13.0)%	47.7	51.8	(4.1)	(7.9)%
Service revenues	33.0	35.7	(2.7)	(7.6)%	67.1	69.5	(2.4)	(3.5)%
Rental revenues	17.3	20.0	(2.7)	(13.5)%	34.9	39.0	(4.1)	(10.5)%
Rental equipment sales	4.3	2.8	1.5	53.6%	7.8	5.3	2.5	47.2%
Total organic revenues	$159.2	$175.6	$(16.4)	(9.3)%	$317.1	$349.9	$(32.8)	(9.4)%

Revenues: Material Handling segment revenues decreased by $14.9 million, or 8.5%, to $160.7 million for the three months ended June 30, 2025 as compared to the same period last year. Organic sales of new and used equipment fell by 10.0% year over year, as customers' caution around capital expenditures persisted due to broader economic uncertainty. New equipment sales were particularly impacted by continued pressure in sectors like automotive and general manufacturing, namely in our Midwest and Canadian regions. However, food and beverage customers remained a relative bright spot across multiple territories. Despite some headwinds, most regions' new and used equipment backlogs remain steady when compared to year-end 2024, which provides confidence on potential new and used equipment sales in the second half of the year. On an organic basis, product support revenues declined $6.2 million, or 9.9%, for the three months ended June 30, 2025 as compared to the same period last year. Notably, service revenues were impacted in certain markets by technician headcount and availability challenges. Rental revenues decreased $2.7 million organically for the three months ended June 30, 2025 as compared to the same period last year. The decrease reflects reduced year-over-year utilization triggered by customer caution surrounding general macroeconomic uncertainty, particularly in the Midwest and in Canada. In contrast, rental equipment sales rose by $1.5 million organically, or 53.6%, on low volumes. This increase was driven by higher rental disposal activity in connection with our strategic fleet optimization efforts.

Material Handling segment revenues decreased by $31.3 million, or 8.9%, to $318.6 million for the six months ended June 30, 2025 as compared to the same period last year. Organic sales of new and used equipment fell by 13.4% reflective of continued customer hesitancy on capital expenditures. Product support revenues declined $6.5 million organically, with a $4.1 million reduction in parts sales and a $2.4 million decline in service revenues. Lower product support revenues were primarily reflection of a lower billable technician headcount and technician availability year over year. Rental revenues decreased 10.5% organically for the six months ended June 30, 2025 as compared to the same period last year reflecting a lower average volume of fleet on rent in select markets, mainly in our Midwest and Canada regions. In contrast, rental equipment sales rose by $2.5 million organically, or 47.2%, on low volumes, supported by the targeted disposal of underutilized assets and increased customer demand for cost-effective used equipment alternatives.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	17.5%	18.7%	(1.2)%	18.5%	18.8%	(0.3)%
Parts sales	38.0%	37.9%	0.1%	37.5%	37.8%	(0.3)%
Service revenues	58.0%	59.9%	(1.9)%	59.5%	59.1%	0.4%
Rental revenues	46.3%	50.0%	(3.7)%	47.3%	48.2%	(0.9)%
Rental equipment sales	41.9%	35.7%	6.2%	35.9%	37.7%	(1.8)%

Segment gross profit	32.7%	33.9%	(1.2)%	33.6%	33.2%	0.4%

Material Handling gross profit for the three months ended June 30, 2025 decreased 120 basis points to 32.7% compared to the same period in 2024. New and used equipment sales gross margins decreased 120 basis points on product mix variances. Parts margins remained relatively flat, with a modest 10 basis point increase, and performed in line with expectations. Service margins decreased 190 basis points for the three months ended June 30, 2025 compared to the prior year period, primarily due to moderately weaker recoverability on OEM warranty and fleet work, and unfavorable quote variance. Rental revenues gross margins have decreased 370 basis points reflecting lower fleet utilization, namely in our Midwest and Canada regions. Offsetting these impacts, rental equipment sales margins improved to 41.9% from 35.7%, supported by the strategic disposal of aging assets and strong demand for competitively priced used equipment.

Material Handling gross profit for the six months ended June 30, 2025 increased 40 basis points to 33.6% compared to the same period in 2024. Gross margins on new and used equipment were consistent, declining just 30 basis points year over year. Parts gross margins also remained steady and in line with expectations, while service margins increased 40 basis points for the period, supported by strong margin performance realized in the first quarter of 2025. Rental revenues gross margins have decreased 90 basis points primarily due to the influence of fixed depreciation costs on a lower revenues base. Rental equipment sales margins decreased 180 basis points, on low sales volumes, and can vary depending on the timing of when sales occur within the useful life of the asset.

Operating expenses: Material Handling operating expenses decreased by $2.6 million to $46.4 million for the three months ended June 30, 2025 and decreased by $4.7 million to $95.4 million for the six months ended June 30, 2025, as compared to the same periods last year. The decreases are primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan.

Other expense, net: Material Handling other expense, net increased by $0.3 million to $6.1 million for the three months ended June 30, 2025 and increased by $1.5 million to $12.3 million for the six months ended June 30, 2025, as compared to the same periods last year. The increases primarily relate to increased interest expense due to higher nominal levels of debt and the increase in our effective interest rate after our debt refinancing in 2024.

Construction Equipment Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$167.0	$145.5	$21.5	14.8%	$293.7	$271.6	$22.1	8.1%
Parts sales	49.1	49.2	(0.1)	(0.2)%	94.4	95.1	(0.7)	(0.7)%
Service revenues	31.3	30.3	1.0	3.3%	63.1	60.4	2.7	4.5%
Rental revenues	28.8	33.3	(4.5)	(13.5)%	53.4	62.4	(9.0)	(14.4)%
Rental equipment sales	24.5	36.6	(12.1)	(33.1)%	41.9	61.0	(19.1)	(31.3)%
Total revenues	300.7	294.9	5.8	2.0%	546.5	550.5	(4.0)	(0.7)%
Cost of revenues:
New and used equipment sales	147.4	126.7	20.7	16.3%	259.7	236.7	23.0	9.7%
Parts sales	34.0	33.5	0.5	1.5%	64.9	65.2	(0.3)	(0.5)%
Service revenues	11.9	12.4	(0.5)	(4.0)%	24.5	25.2	(0.7)	(2.8)%
Rental revenues	3.9	4.3	(0.4)	(9.3)%	7.9	8.3	(0.4)	(4.8)%
Rental depreciation	18.7	22.4	(3.7)	(16.5)%	35.3	41.6	(6.3)	(15.1)%
Rental equipment sales	18.9	28.0	(9.1)	(32.5)%	32.4	45.6	(13.2)	(28.9)%
Total cost of revenues	234.8	227.3	7.5	3.3%	424.7	422.6	2.1	0.5%
Gross profit	65.9	67.6	(1.7)	(2.5)%	121.8	127.9	(6.1)	(4.8)%
Selling, general and administrative expenses	52.4	57.7	(5.3)	(9.2)%	107.0	114.9	(7.9)	(6.9)%
Non-rental depreciation and amortization	4.2	3.8	0.4	10.5%	8.2	7.5	0.7	9.3%
Total operating expenses	56.6	61.5	(4.9)	(8.0)%	115.2	122.4	(7.2)	(5.9)%
Income from operations	9.3	6.1	3.2	52.5%	6.6	5.5	1.1	20.0%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.8)	(1.8)	—	—	(3.9)	(3.4)	(0.5)	14.7%
Interest expense – other	(11.0)	(10.0)	(1.0)	10.0%	(21.7)	(18.2)	(3.5)	19.2%
Other income	1.1	0.5	0.6	120.0%	1.5	0.9	0.6	66.7%
Gain on divestiture	4.3	—	4.3	—	4.3	—	4.3	—
Total other expense, net	(7.4)	(11.3)	3.9	(34.5)%	(19.8)	(20.7)	0.9	(4.3)%
Income (loss) before taxes	$1.9	$(5.2)	$7.1	(136.5)%	$(13.2)	$(15.2)	$2.0	(13.2)%
Segment adjusted EBITDA	$31.7	$31.2	$0.5	1.6%	$48.7	$52.5	$(3.8)	(7.2)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	55.6%	49.3%	53.7%	49.3%
Parts sales	16.3%	16.7%	17.3%	17.3%
Service revenues	10.4%	10.3%	11.5%	11.0%
Rental revenues	9.6%	11.3%	9.8%	11.3%
Rental equipment sales	8.1%	12.4%	7.7%	11.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	49.0%	43.0%	47.5%	43.0%
Parts sales	11.3%	11.4%	11.9%	11.8%
Service revenues	4.0%	4.1%	4.5%	4.6%
Rental revenues	1.3%	1.5%	1.4%	1.5%
Rental depreciation	6.2%	7.6%	6.5%	7.6%
Rental equipment sales	6.3%	9.5%	5.9%	8.3%
Total cost of revenues	78.1%	77.1%	77.7%	76.8%
Gross profit	21.9%	22.9%	22.3%	23.2%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$300.7	$294.9	$5.8	2.0%	$546.5	$550.5	$(4.0)	(0.7)%
Divestiture revenues	—	0.9			—	0.9
Organic revenues:
New and used equipment sales	167.0	145.5	21.5	14.8%	293.7	271.6	22.1	8.1%
Parts sales	49.1	49.2	(0.1)	(0.2)%	94.4	95.1	(0.7)	(0.7)%
Service revenues	31.3	30.3	1.0	3.3%	63.1	60.4	2.7	4.5%
Rental revenues	28.8	32.4	(3.6)	(11.1)%	53.4	61.5	(8.1)	(13.2)%
Rental equipment sales	24.5	36.6	(12.1)	(33.1)%	41.9	61.0	(19.1)	(31.3)%
Total organic revenues	$300.7	$294.0	$6.7	2.3%	$546.5	$549.6	$(3.1)	(0.6)%

Revenues: Construction Equipment segment revenues increased by $5.8 million, or 2.0%, to $300.7 million for the three months ended June 30, 2025 as compared to the same period last year. Growth was primarily driven by strong new and used equipment sales, which increased $21.5 million from the prior year quarter. The increase in new and used equipment sales were primarily realized in our northern geographies including Michigan, New England and upstate New York, and were supported by competitive OEM promotional programs and solid demand across key end markets, including infrastructure and aggregate and mining. Rental equipment sales decreased for the three months ended June 30, 2025 by $12.1 million, reflecting lower disposal volumes following significant fleet right-sizing activity in the prior year. Efforts continue in this regard to improve fleet metrics and cash flow. Product support revenues increased 1.1% with growth in parts and service driven by strong activity in the Michigan, Florida, and Pennsylvania markets. Service performance benefited from improved technician efficiency and stable headcount in most markets, while parts revenues remained flat. Rental revenues declined $3.6 million organically for the three months ended June 30, 2025 compared to the same period last year, primarily due to a lower average rental fleet size, which was approximately $40.0 million below the prior year period when removing the influence of the Chicagoland aerial fleet divestiture. Overall, the Construction Equipment segment enters the second half of the year with strong new equipment demand levels when compared to last year, steady technician staffing levels, and solid trends in some of our major end markets, most notably in infrastructure.

Construction Equipment segment revenues decreased by $4.0 million, or 0.7%, to $546.5 million for the six months ended June 30, 2025 as compared to the same period last year. New and used equipment sales increased $22.1 million from the prior year to date, with the majority of the growth attributable to the second quarter performance noted earlier. Rental equipment sales decreased for the six months ended June 30, 2025 by $19.1 million primarily due to the significant sales activity in late 2024 leading to lower levels of rent-to-sell fleet available for disposition during the current year. Product support revenues increased 1.3% supported by improved pricing and technician utilization in several markets. Rental revenues decreased $8.1 million organically for the six months ended June 30, 2025 driven by a lower average rental fleet size carried between the two periods and reduced fleet utilization in select markets. The year-over-year rental revenues decline aligns with the Company’s strategic repositioning of its rent-to-sell fleet to align with current market demand.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	11.7%	12.9%	(1.2)%	11.6%	12.8%	(1.2)%
Parts sales	30.8%	31.9%	(1.1)%	31.3%	31.4%	(0.1)%
Service revenues	62.0%	59.1%	2.9%	61.2%	58.3%	2.9%
Rental revenues	21.5%	19.8%	1.7%	19.1%	20.0%	(0.9)%
Rental equipment sales	22.9%	23.5%	(0.6)%	22.7%	25.2%	(2.5)%

Segment gross profit	21.9%	22.9%	(1.0)%	22.3%	23.2%	(0.9)%

Construction Equipment gross profit decreased by 100 basis points to 21.9% in the three months ended June 30, 2025 from 22.9% in the same period in 2024. New and used equipment sales margins decreased 120 basis points to 11.7% on higher volumes, reflective of sales mix impacts and a continued industry overhang of supply in certain product categories. New compact equipment sales in particular realized below average margins in the quarter due to competitive pricing dynamics despite strong volumes. Parts sales margins for the three months ended June 30, 2025 decreased 110 basis points when compared to the same time last year impacted primarily by a non-cash reserve expense taken against aged parts inventory. Service gross margins increased by 290 basis points year over year primarily due to improved warranty labor recovery, pricing actions, and a favorable mix of customer and warranty work. Rental revenues gross margin for the three months ended June 30, 2025 increased 170 basis points from prior year supported by continued discipline around fleet deployment, improved rate realization in select regions, and lower service costs. Gross margins on rental equipment sales for the three months ended June 30, 2025 declined modestly by 60 basis points, largely reflecting mix-related variation in units sold during the quarter.

Construction Equipment gross profit decreased by 90 basis points to 22.3% in the six months ended June 30, 2025 from 23.2% in the same period in 2024. New and used equipment sales margins decreased 120 basis points to 11.6% as a result of pressures from product mix and pricing competitiveness due to the supply overhang within the marketplace. Parts sales margins for the six months ended June 30, 2025 remained generally stable, declining just 10 basis points when compared to the same time last year and remained within expected ranges. Service gross margins increased by 290 basis points year over year primarily from improved rate realization and efficiency measures along with warranty recovery. Rental revenues gross margin for the six months ended June 30, 2025 decreased 90 basis points from a year ago, a result of a reduced amount of fleet on rent and a more conservative rental pricing environment. Gross margins on rental equipment sales for the six months ended June 30, 2025 declined 250 basis points from a year ago, reflecting a higher mix of lower-margin asset dispositions in the first quarter as we focus on optimizing rent-to-sell fleet levels in certain product categories.

Operating expenses: Construction Equipment operating expenses decreased by $4.9 million to $56.6 million for the three months ended June 30, 2025 and $7.2 million to $115.2 million for the six months ended June 30, 2025, as compared to the same periods in 2024, reflecting the full impact of cost savings initiatives implemented during the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan. Additional expense savings were realized through more efficient advertising and promotional activities as well as greater discipline in managing sales policy-related costs.

Other expense, net: Construction Equipment other expense, net decreased by $3.9 million to $7.4 million for the three months ended June 30, 2025 and $0.9 million to $19.8 million for the six months ended June 30, 2025, as compared to the same periods in 2024. The variances were driven by the gain on the divestiture of substantially all of our aerial fleet rental business in Chicagoland, partially offset by increased interest expense due to higher nominal levels of debt and the increase in our effective interest rate associated with the debt refinancing in 2024.

Master Distribution Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$17.6	$14.4	$3.2	22.2%	$32.4	$23.5	$8.9	37.9%
Parts sales	3.0	2.4	0.6	25.0%	5.4	4.9	0.5	10.2%
Service revenues	0.3	0.2	0.1	50.0%	0.5	0.3	0.2	66.7%
Rental revenues	—	0.4	(0.4)	(100.0)%	—	0.8	(0.8)	(100.0)%
Rental equipment sales	—	(0.7)	0.7	(100.0)%	—	—	—	—
Total revenues	20.9	16.7	4.2	25.1%	38.3	29.5	8.8	29.8%
Cost of revenues:
New and used equipment sales	14.2	10.8	3.4	31.5%	25.2	17.6	7.6	43.2%
Parts sales	2.2	1.2	1.0	83.3%	3.6	2.7	0.9	33.3%
Service revenues	0.2	0.2	—	—	0.7	0.3	0.4	133.3%
Rental revenues	—	(0.1)	0.1	(100.0)%	—	(0.1)	0.1	(100.0)%
Rental depreciation	0.1	0.4	(0.3)	(75.0)%	0.1	0.6	(0.5)	(83.3)%
Rental equipment sales	—	(0.4)	0.4	(100.0)%	—	—	—	—
Total cost of revenues	16.7	12.1	4.6	38.0%	29.6	21.1	8.5	40.3%
Gross profit	4.2	4.6	(0.4)	(8.7)%	8.7	8.4	0.3	3.6%
Selling, general and administrative expenses	2.9	3.7	(0.8)	(21.6)%	5.4	7.7	(2.3)	(29.9)%
Non-rental depreciation and amortization	0.9	0.9	—	—	1.8	1.8	—	—
Total operating expenses	3.8	4.6	(0.8)	(17.4)%	7.2	9.5	(2.3)	(24.2)%
Income (loss) from operations	0.4	—	0.4	—	1.5	(1.1)	2.6	(236.4)%
Other expense:
Interest expense, floor plan payable – new equipment	(0.2)	(0.3)	0.1	(33.3)%	(0.5)	(0.6)	0.1	(16.7)%
Interest expense – other	(1.1)	(0.7)	(0.4)	57.1%	(2.2)	(1.3)	(0.9)	69.2%
Other expense	(0.4)	(0.1)	(0.3)	300.0%	(0.6)	(0.1)	(0.5)	500.0%
Total other expense, net	(1.7)	(1.1)	(0.6)	54.5%	(3.3)	(2.0)	(1.3)	65.0%
Loss before taxes	$(1.3)	$(1.1)	$(0.2)	18.2%	$(1.8)	$(3.1)	$1.3	(41.9)%
Segment adjusted EBITDA	$1.1	$1.7	$(0.6)	(35.3)%	$2.6	$2.6	$—	—

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	84.2%	86.2%	84.6%	79.7%
Parts sales	14.4%	14.4%	14.1%	16.6%
Service revenues	1.4%	1.2%	1.3%	1.0%
Rental revenues	—	2.4%	—	2.7%
Rental equipment sales	—	(4.2)%	—	—
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	67.9%	64.7%	65.8%	59.6%
Parts sales	10.5%	7.2%	9.4%	9.2%
Service revenues	1.0%	1.2%	1.8%	1.0%
Rental revenues	—	(0.6)%	—	(0.3)%
Rental depreciation	0.5%	2.4%	0.3%	2.0%
Rental equipment sales	—	(2.4)%	—	—
Total cost of revenues	79.9%	72.5%	77.3%	71.5%
Gross profit	20.1%	27.5%	22.7%	28.5%

Revenues: Master Distribution segment revenues for the three months ended June 30, 2025 were $20.9 million, an increase of $4.2 million from the prior year same period. Growth was driven by stronger dealer engagement and broader channel activity, particularly with strategic accounts. Equipment sales increased $3.2 million year over year, as the segment benefited from improving dealer confidence and expanding market reach. Parts sales also increased $0.6 million supported by replenishment demand and recently implemented pricing adjustments aimed at mitigating rising tariff exposure. Additionally, increased quarterly revenues reflect improving product-market fit and broader acceptance of new brands across the dealer network.

Master Distribution segment revenues for the six months ended June 30, 2025 were $38.3 million, an increase of $8.8 million from the prior year same period. The majority of this growth came from new and used equipment sales, which rose by $8.9 million, as normalized dealer inventories and a more seasonally-aligned delivery cadence improved purchasing behavior across the network. Parts sales were up modestly by $0.5 million year over year with stronger second quarter pricing actions offsetting earlier softness. Year-to-date performance continues to reflect successful efforts to broaden the segment’s reach while navigating tariff-driven cost volatility. The business continues to actively pursue pricing, product positioning, and sourcing strategies to support long-term profitability.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	19.3%	25.0%	(5.7)%	22.2%	25.1%	(2.9)%
Parts sales	26.7%	50.0%	(23.3)%	33.3%	44.9%	(11.6)%
Service revenues	33.3%	—	NM	(40.0)%	—	NM
Rental revenues	NA	25.0%	NA	NA	37.5%	NA
Rental equipment sales	NA	42.9%	NA	NA	NA	NA

Segment gross profit	20.1%	27.5%	(7.4)%	22.7%	28.5%	(5.8)%
NM - calculated change not meaningful

For the three months ended June 30, 2025, gross profit margin decreased 740 basis points from prior year primarily due to influences of elevated tariff costs and the weakening of the US dollar against the Euro. Gross profit margins on new and used equipment sales were 19.3%, a 570 basis point decrease from prior year quarter largely driven by the impact of tariffs on equipment and limited near-term OEM offset mechanisms. Parts gross profit margin was 26.7% for the three months ended June 30, 2025, down 2,330 basis points compared to the same period last year following broad-based increases in steel and aluminum tariffs as well as impacts from parts aging reserves. Although parts pricing actions were implemented during the quarter to offset margin erosion, full recovery to previous parts gross margin levels is unlikely in the near term.

For the six months ended June 30, 2025, gross profit margin decreased 580 basis points from prior year reflecting the cumulative effect of sustained tariff-related cost pressures and margin compression on both machines and parts. Gross profit margins on new and used equipment sales were 22.2%, down from prior year reflective of higher input costs generally related to the weakening of the US dollar against the Euro. Parts gross profit margin was 33.3% for the six months ended June 30, 2025, down 1,160 basis points compared to the same period last year due to both higher import duties as well as unfavorable freight and sourcing costs associated with stocking new product lines. Pricing actions, ongoing cost recovery strategies, and planned volume rebates from OEMs are expected to help stabilize margins in the back half of the year.

Operating expenses: Master Distribution segment operating expenses were $3.8 million and $7.2 million for the three and six months ended June 30, 2025, respectively, a decrease of $0.8 million and $2.3 million, respectively, as compared to prior year same periods. The decreases are primarily reflective of non-recurring costs incurred in the prior year for non-cash contingent consideration expense associated with the earnout component of the acquisition of Ecoverse in November 2022. Removing the recorded expense of the contingent consideration provides for relatively flat operating expenses year over year despite higher revenues in the current year.

Other expense, net: Master Distribution other expense, net was $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively, an increase over prior year primarily attributed to higher interest costs on larger inventory balances and a higher effective interest rate given the debt refinance in 2024.

Liquidity and Capital Resources

The six months ended June 30, 2025 and 2024 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2025, operating activities resulted in net cash used in operations of $3.4 million. Our reported net loss of $27.0 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, gain on divestiture, deferred income taxes, and stock-based compensation, provided net cash inflows of $32.5 million. Changes in working capital included $21.1 million of inventory purchased ($66.7 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $6.8 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $44.8 million due to proceeds from the sale of rent-to-sell equipment offset by $41.0 million in net outflows related to manufacturer floor plans, and an $11.8 million net change in prepaid expenses and other assets and leases, deferred revenue, and other liabilities.

For the six months ended June 30, 2024, operating activities resulted in net cash used in operations of $24.2 million. Our reported net loss of $23.8 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, loss on debt extinguishment, deferred income taxes, and stock-based compensation, provided net cash inflows of $38.4 million. Changes in working capital included $109.6 million of inventory purchased ($83.0 million of inventory was transferred into our rental fleet primarily for replenishment purposes), and a $6.5 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $63.1 million due to proceeds from the sale of rent-to-sell equipment, and $5.2 million in net inflows related to manufacturer floor plans and unfavorably impacted by a $14.5 million decrease in accounts payable, accrued expenses, customer deposits, and other current liabilities, and a $0.3 million net change in leases, deferred revenue, net of current portion and other liabilities.

Cash Flow from Investing Activities. For the six months ended June 30, 2025, our cash used in investing activities was $8.4 million. This was mainly due to $31.6 million purchases of rental equipment and non-rental property and equipment, the acquisition of CEQ as discussed in Note 15, Business Combinations and Divestitures, and other investing activities partially offset by $18.0 million proceeds from the divestiture of our aerial fleet rental business in Illinois, $4.9 million proceeds from the sale of rent-to-rent equipment, and $0.3 million proceeds from the sale of non-rental property and equipment.

For the six months ended June 30, 2024, our cash used in investing activities was $34.2 million. This was mainly due to $39.3 million purchases of rental equipment, non-rental property and equipment, and other investing activities partially offset by $3.2 million proceeds from the sale of rent-to-rent equipment and $1.9 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the six months ended June 30, 2025, cash provided by financing activities was $11.4 million. This cash inflow was mainly due to the $29.6 million of net proceeds from our line of credit, long-term borrowings, and finance lease obligations, which funded the increase in net working capital previously noted. These cash inflows were partially offset by payments of $5.4 million for preferred and common stock dividends, net payments of $5.9 million related to non-manufacturer floor plans, $6.5 million for common stock repurchases, and $0.4 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $13.2 million in cash as of June 30, 2025. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and our growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2025 was $90.4 million, including $66.7 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds from rental equipment of $49.7 million for the six months ended June 30, 2025 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of June 30, 2025, we had $425.2 million of available borrowings under the ABL Facility and Floor Plan Facilities.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities ("Floor Plan Rates") are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of June 30, 2025 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At June 30, 2025 and December 31, 2024, we had $218.9 million and $182.9 million, respectively, outstanding borrowings under the ABL Facility. At June 30, 2025 and December 31, 2024, we had $329.9 million and $374.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of June 30, 2025, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $2.3 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of June 30, 2025 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of June 30, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

On May 1, 2025, the Company's Board of Directors (the “Board”) approved an increase to the Company’s common stock repurchase program authorization from $20.0 million to $30.0 million. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date.

The table below sets forth information regarding repurchases by the Company of its common stock during the second quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in millions) (1)
April 1, 2025 - April 30, 2025	—	—	—	14.2
May 1, 2025 - May 31, 2025	463,146	5.10	463,146	21.8
June 1, 2025 - June 30, 2025	682,458	6.01	682,458	17.7
Total	1,145,604	5.64	1,145,604	17.7

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

4.2	Form of 9.000% Senior Secured Second Lien Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).
10.1	First Amendment to Alta Equipment Group, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-288116) filed by the Company on June 17, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: August 7, 2025	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)