Form 10-Q
period 2025-09-30
ALTA EQUIPMENT GROUP INC.
filed 2025-11-06
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, there were 32,235,283 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, income or loss, projected costs, prospects, plans, and objectives of management.

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
•
our ability to realize the anticipated benefits of acquisitions or divestitures, rental fleet and other organic investments, or internal reorganizations;
•
federal, state, and local government budget uncertainty, especially as it relates to infrastructure projects and taxation;
•
currency risks and other risks associated with international operations; and

•
other risks and uncertainties identified in the section entitled “Risk Factors” in our annual report on Form 10-K and other filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash	$14.1	$13.4
Accounts receivable, net of allowances of $11.7 and $10.7 as of September 30, 2025 and December 31, 2024, respectively	216.0	199.7
Inventories, net	504.6	535.9
Prepaid expenses and other current assets	37.2	25.5
Total current assets	771.9	774.5

NON-CURRENT ASSETS
Property and equipment, net	79.5	81.6
Rental fleet, net	341.0	358.8
Operating lease right-of-use assets, net	110.4	113.0
Goodwill	77.3	77.5
Other intangible assets, net	47.6	54.7
Other assets	3.3	20.3
TOTAL ASSETS	$1,431.0	$1,480.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$270.8	$293.4
Floor plan payable – used and rental equipment	69.4	81.1
Current portion of long-term debt	11.0	10.5
Accounts payable	93.2	91.5
Customer deposits	13.0	14.8
Accrued expenses	55.3	51.2
Current operating lease liabilities	14.8	15.1
Current deferred revenue	11.3	13.0
Other current liabilities	3.9	6.6
Total current liabilities	542.7	577.2

NON-CURRENT LIABILITIES
Line of credit, net	231.7	179.8
Long-term debt, net of current portion	483.1	480.0
Finance lease obligations, net of current portion	30.8	35.5
Deferred revenue, net of current portion	5.1	4.3
Long-term operating lease liabilities, net of current portion	102.1	103.5
Deferred tax liabilities	22.2	10.8
Other liabilities	10.4	11.7
TOTAL LIABILITIES	1,428.1	1,402.8
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both September 30, 2025 and December 31, 2024 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,155,897 and 32,762,135 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	247.6	243.5
Treasury stock at cost, 2,733,306 and 1,587,702 shares of common stock held at September 30, 2025 and December 31, 2024, respectively	(18.2)	(11.7)
Accumulated deficit	(223.9)	(149.3)
Accumulated other comprehensive loss	(2.6)	(4.9)
TOTAL STOCKHOLDERS’ EQUITY	2.9	77.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431.0	$1,480.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	$211.1	$219.8	$698.4	$699.9
Parts sales	75.3	75.6	222.9	226.5
Service revenues	66.4	64.6	197.4	194.8
Rental revenues	48.4	53.7	137.0	155.9
Rental equipment sales	21.4	35.1	71.1	101.4
Total revenues	422.6	448.8	1,326.8	1,378.5
Cost of revenues:
New and used equipment sales	179.5	184.4	596.1	588.7
Parts sales	47.6	50.0	145.9	149.2
Service revenues	27.2	26.3	79.7	80.2
Rental revenues	6.0	5.6	16.2	18.5
Rental depreciation	27.8	30.6	79.7	88.5
Rental equipment sales	16.7	27.3	54.1	76.2
Total cost of revenues	304.8	324.2	971.7	1,001.3
Gross profit	117.8	124.6	355.1	377.2
Selling, general and administrative expenses	105.9	110.6	314.9	339.7
Non-rental depreciation and amortization	7.1	7.2	22.2	21.3
Total operating expenses	113.0	117.8	337.1	361.0
Income from operations	4.8	6.8	18.0	16.2
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.6)	(3.2)	(8.7)	(8.7)
Interest expense – other	(19.8)	(19.4)	(57.9)	(49.2)
Other (expense) income	—	(0.3)	1.7	1.6
Loss on extinguishment of debt	—	—	—	(6.7)
Gain on divestitures	0.4	—	4.7	—
Total other expense, net	(22.0)	(22.9)	(60.2)	(63.0)
Loss before taxes	(17.2)	(16.1)	(42.2)	(46.8)
Income tax provision	24.4	11.6	26.4	4.7
Net loss	(41.6)	(27.7)	(68.6)	(51.5)
Preferred stock dividends	(0.7)	(0.7)	(2.2)	(2.2)
Net loss available to common stockholders	$(42.3)	$(28.4)	$(70.8)	$(53.7)
Basic loss per share	$(1.31)	$(0.86)	$(2.16)	$(1.62)
Diluted loss per share	$(1.31)	$(0.86)	$(2.16)	$(1.62)
Basic weighted average common shares outstanding	32,331,693	33,207,768	32,830,980	33,185,437
Diluted weighted average common shares outstanding	32,331,693	33,207,768	32,830,980	33,185,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(41.6)	$(27.7)	$(68.6)	$(51.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.7)	0.5	1.2	(1.1)
Change in fair value of derivative, net of tax	0.4	(1.5)	1.1	(0.1)
Total other comprehensive (loss) income (1)	(0.3)	(1.0)	2.3	(1.2)
Comprehensive loss	$(41.9)	$(28.7)	$(66.3)	$(52.7)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024. There were no material taxes associated with Total other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0
Net loss	—	—	—	—	—	(6.1)	—	—	(6.1)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	797	—	0.9	—	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.9	1.9
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Repurchase of common stock	—	—	(1,145,604)	—	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,200,000	$—	32,046,258	$—	$246.0	$(181.6)	$(18.2)	$(2.3)	$43.9
Net loss	—	—	—	—	—	(41.6)	—	—	(41.6)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation including employee stock purchase plan	—	—	109,639	—	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.7)	(0.7)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Balance at September 30, 2025	1,200,000	$—	32,155,897	$—	$247.6	$(223.9)	$(18.2)	$(2.6)	$2.9

	Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.9)	—	—	(1.9)
Stock-based compensation including employee stock purchase plan	—	—	435,539	—	2.2	—	—	—	2.2
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1.1)	(1.1)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Balance at March 31, 2024	1,200,000	$—	32,805,359	$—	$236.0	$(91.0)	$(5.9)	$(2.2)	$136.9
Net loss	—	—	—	—	—	(11.9)	—	—	(11.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	36,269	—	1.3	—	—	—	1.3
Acquisition contingent consideration	—	—	339,847	—	3.4	—	—	—	3.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.5)	(0.5)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	—	0.7	0.7
Repurchase of common stock	—	—	(231,334)	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2024	1,200,000	$—	32,950,141	$—	$240.7	$(105.6)	$(7.9)	$(2.0)	$125.2
Net loss	—	—	—	—	—	(27.7)	—	—	(27.7)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation including employee stock purchase plan	—	—	142,300	—	2.3	—	—	—	2.3
Acquisition contingent consideration	—	—	—	—	(0.4)	—	—	—	(0.4)
Foreign currency translation adjustments	—	—	—	—	—	—	—	0.5	0.5
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance at September 30, 2024	1,200,000	$—	33,092,441	$—	$242.6	$(136.0)	$(7.9)	$(3.0)	$95.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(68.6)	$(51.5)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	101.9	109.8
Amortization of debt discount and debt issuance costs	3.7	2.6
Gain on sale of property and rental equipment	(17.0)	(25.2)
Provision for inventory obsolescence	1.9	1.4
Provision for losses on accounts receivable	2.9	5.2
Gain on divestitures	(4.7)	—
Loss on debt extinguishment	—	6.7
Stock-based compensation expense	3.1	3.9
Changes in deferred income taxes	28.0	5.2
Other operating activities	0.1	(1.9)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18.3)	26.5
Inventories	(60.7)	(152.2)
Proceeds from sale of rental equipment - rent-to-sell	64.3	92.5
Prepaid expenses and other assets	(14.1)	3.2
Manufacturers floor plans payable	(28.3)	8.4
Accounts payable, accrued expenses, leases, and other operating liabilities	4.9	(12.5)
Net cash (used in) provided by operating activities	(0.9)	22.1
INVESTING ACTIVITIES
Expenditures for rental equipment	(35.2)	(45.6)
Expenditures for property and equipment	(8.1)	(11.4)
Proceeds from sale of property and equipment	0.4	2.3
Proceeds from sale of rental equipment - rent-to-rent	6.8	8.9
Acquisition of businesses, net of cash acquired	(2.9)	—
Proceeds from divestitures, net	21.1	—
Other investing activities	(1.4)	(2.2)
Net cash used in investing activities	(19.3)	(48.0)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	—	(1.9)
Extinguishment of long-term debt	—	(319.4)
Proceeds from long-term borrowings	286.8	899.6
Principal payments on long-term debt and finance lease obligations	(244.2)	(546.1)
Proceeds from non-manufacturer floor plan payable	73.1	101.3
Payments on non-manufacturer floor plan payable	(81.3)	(110.6)
Preferred stock dividends paid	(2.2)	(2.2)
Common stock dividends declared and paid	(3.9)	(5.9)
Repurchases of common stock	(6.5)	(2.0)
Other financing activities	(1.1)	(3.1)
Net cash provided by financing activities	20.7	9.7

Effect of exchange rate changes on cash	0.2	(0.2)
NET CHANGE IN CASH	0.7	(16.4)

Cash, Beginning of year	13.4	31.0
Cash, End of period	$14.1	$14.6
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$81.8	$105.6
Contingent and non-contingent consideration for business acquisitions	—	0.2
Supplemental disclosures of cash flow information
Cash paid for interest	$51.9	$43.8
Cash paid for income taxes	$4.5	$1.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada and Florida, as well as the Canadian provinces of Ontario, Maritime, and Quebec. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid by jurisdiction. The Company is required to adopt the guidance in the 2025 Annual Report on Form 10-K. The guidance will require additional disclosures in the Income Tax footnote but will not have a material impact on our consolidated financial statements.

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

NOTE 3 — REVENUE RECOGNITION

We recognize revenue in accordance with two different accounting standards: 1) Topic 606, Revenues from Contracts with Customers (“Topic 606”) and 2) Topic 842, Leases, (“Topic 842”).

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 by revenue type and the applicable accounting standard.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$211.1	$211.1	$—	$219.8	$219.8
Parts sales	—	75.3	75.3	—	75.6	75.6
Service revenues	—	66.4	66.4	—	64.6	64.6
Rental revenues	48.4	—	48.4	53.7	—	53.7
Rental equipment sales	—	21.4	21.4	—	35.1	35.1
Total revenues	$48.4	$374.2	$422.6	$53.7	$395.1	$448.8

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$698.4	$698.4	$—	$699.9	$699.9
Parts sales	—	222.9	222.9	—	226.5	226.5
Service revenues	—	197.4	197.4	—	194.8	194.8
Rental revenues	137.0	—	137.0	155.9	—	155.9
Rental equipment sales	—	71.1	71.1	—	101.4	101.4
Total revenues	$137.0	$1,189.8	$1,326.8	$155.9	$1,222.6	$1,378.5

The Company believes that the disaggregation of revenues from contracts with customers as summarized above, together with the discussion below, depicts the nature, amount, timing and uncertainty of our revenues and cash flows. See Note 16, Segments, for further information.

Leases revenues (Topic 842)

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenues from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Rental equipment may also be purchased outright (“Rental equipment sales”) by our customers. Rental revenues and revenues attributable to rental equipment sales are recognized in “Rental revenues” and “Rental equipment sales” on the Condensed Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $3.5 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $22.1 million and $8.1 million for the nine months ended September 30, 2025 and 2024, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognized $17.0 million and $13.1 million in project-based revenues for the three months ended September 30, 2025 and 2024 respectively, and $52.6 million and $43.6 million in project-based revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.4 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively, and $16.2 million and $16.7 million for the nine months ended September 30, 2025 and 2024, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of September 30, 2025 and December 31, 2024 were $3.6 million and $4.2 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of September 30, 2025 and December 31, 2024 was $16.4 million and $17.3 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized revenues of $1.2 million and $11.9 million, respectively, from the prior year ending deferred revenue balance. For the three and nine months ended September 30, 2024, the Company recognized revenue of $2.8 million and $13.1 million, respectively, from the December 31, 2023 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer (“CEO”), Chief Financial Officer, and Chief Operating Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During the three and nine months ended September 30, 2025, the Company purchased $0.2 million and $0.5 million of hydrogen fuel from OneH2, respectively. The Company did not purchase hydrogen fuel from OneH2 during the three months ended September 30, 2024 and purchased $1.2 million of hydrogen fuel during the nine months ended September 30, 2024. To date, the Company has paid OneH2 $5.3 million to build and commercialize a hydrogen production plant for the Company which we expect to become operational in the first half of 2026.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	September 30,	December 31,
	2025	2024
New equipment	$353.0	$374.0
Used equipment	49.0	62.0
Work in process	8.4	7.5
Parts	104.9	101.8
Gross inventory	515.3	545.3
Inventory reserves	(10.7)	(9.4)
Inventories, net	$504.6	$535.9

Direct labor of $1.1 million and $0.6 million incurred for open service orders were capitalized and included in work in process as of September 30, 2025 and December 31, 2024, respectively. The remaining work in process balances as of September 30, 2025 and December 31, 2024 primarily represent parts applied to open service orders.

Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $4.2 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively, and $10.4 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2025	2024
Land	$3.1	$3.0
Buildings, equipment, and leasehold improvements:
Machinery and equipment	10.4	9.6
Autos and trucks	6.2	7.3
Buildings and leasehold improvements	28.2	25.5
Construction in progress	10.0	7.0
Finance lease right-of-use assets	65.7	63.6
Office equipment	5.8	5.6
Computer equipment	15.2	14.4
Total costs	144.6	136.0

Less: accumulated depreciation and amortization property and equipment	(65.1)	(54.4)
Property and equipment, net	$79.5	$81.6

Total depreciation and amortization on property and equipment was $4.6 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $14.7 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Rental fleet, net, consisted of the following:

	September 30,	December 31,
	2025	2024
Rental fleet	$566.8	$571.2
Less: accumulated depreciation rental fleet	(225.8)	(212.4)
Rental fleet, net	$341.0	$358.8

Total depreciation on rental fleet was $23.6 million and $26.3 million for the three months ended September 30, 2025 and 2024, respectively, and $69.3 million and $77.1 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill in total and by reportable segment for the nine months ended September 30, 2025:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2024	$14.7	$44.5	$18.3	$77.5
Additions	0.6	—	—	0.6
Divestitures	(1.2)	—	—	(1.2)
Translation adjustments	0.2	0.2	—	0.4
Balance, September 30, 2025	$14.3	$44.7	$18.3	$77.3

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and nine months ended September 30, 2025. See Note 15, Business Combinations and Divestitures, for further information.

The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.9	$72.7	$(29.9)	$42.8
Other intangibles	2.4	14.4	(9.6)	4.8
Total	5.5	$87.1	$(39.5)	$47.6

	December 31, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.6	$72.4	$(24.3)	$48.1
Other intangibles	3.0	14.3	(7.7)	6.6
Total	6.1	$86.7	$(32.0)	$54.7

Amortization of intangible assets was $2.5 million for both the three months ended September 30, 2025 and 2024, and $7.5 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lenders

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the “First Lien Floor Plan Facility”) with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance on our First Lien Floor Plan Facility of $46.5 million and $54.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2025 and December 31, 2024 was 7.1% and 7.4%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates, excluding the favorable effect of interest-free periods, ranged from 6.7% to 11.9% as of September 30, 2025 and 7.5% to 10.5% as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance on the OEM Floor Plan Facilities of $294.1 million and $320.2 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $495.0 million at any time, which is subject to a 10% annual increase effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of September 30, 2025 and December 31, 2024, was $340.6 million and $374.9 million, respectively, excluding unamortized debt issuance costs. For the three months ended September 30, 2025 and 2024, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $2.6 million and $3.2 million, respectively, and for both the nine months ended September 30, 2025 and 2024, the Company recognized $8.7 million. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 7.6% and 8.4% as of September 30, 2025 and 2024, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lenders

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of September 30, 2025 and December 31, 2024, the Company had an outstanding ABL Facility balance of $234.2 million and $182.9 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 5.8% and 6.2% at September 30, 2025 and December 31, 2024, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,015.0 million unless certain other conditions are met. The total amount outstanding as of September 30, 2025 and December 31, 2024, was $574.8 million and $557.8 million, exclusive of debt issuance and deferred financing costs of $2.9 million and $3.5 million, respectively.

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

As of September 30, 2025, outstanding borrowings under the Notes were $483.1 million, which included $16.9 million deferred financing costs and original issue discounts. As of December 31, 2024, outstanding borrowings under the Notes were $480.0 million, which included $20.0 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

Extinguishment of Debt

In the second quarter of 2024, in connection with the issuance of the Notes, the Company extinguished our previously issued Senior Secured Second Lien Notes due April 15, 2026. The Company recorded a loss on the extinguishment of $6.7 million in the line item “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations.

The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2025	2024
Line of credit	$234.2	$182.9
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(3.6)	(4.3)
Debt discount	(15.8)	(18.8)
Finance leases	41.8	46.0
Total debt and finance leases	756.6	705.8
Less: current maturities	(11.0)	(10.5)
Long-term debt and finance leases, net	$745.6	$695.3

As of September 30, 2025, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”), Ecoverse Industries, LTD (“Ecoverse”), and Peaklogix LLC.

	September 30,	December 31,
Location on Balance Sheet	2025	2024
Other current liabilities	$2.8	$2.7
Other liabilities	3.9	4.9
Total	$6.7	$7.6

See Note 14, Fair Value of Financial Instruments, for further information.

NOTE 10 — LEASES

The Company primarily has third-party operating and finance leases for branch facilities, corporate office, service vehicle fleet, and certain equipment. The Company has one immaterial operating lease with a related party. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through December 2039 and contain provisions to renew the leases for additional terms of up to 20 years.

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in “Rental revenues” on our Condensed Consolidated Statements of Operations. Sublease income below primarily includes subleases of facilities that are not included in “Rental revenues” due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At September 30, 2025 and December 31, 2024, assets recorded under finance leases, net of accumulated depreciation, were $38.8 million and $43.6 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$6.7	$7.2	$20.5	$20.4
Short-term lease expense	1.7	0.8	3.4	4.7
Low-value lease expense	0.3	0.3	1.0	1.0
Variable lease expense	2.9	2.4	8.9	7.7
Finance lease expense:
Amortization of right-of-use assets	2.9	2.7	8.9	7.5
Interest on lease liabilities	0.9	1.0	3.0	2.8
Sublease income	—	(0.1)	(0.2)	(0.3)
Total lease expense	$15.4	$14.3	$45.5	$43.8

Additional information related to leases is presented in the table below:

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.8	$19.6
Operating cash flows for finance leases	3.0	2.8
Financing cash flows for finance leases	8.2	6.7
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	10.9	10.5
Finance leases	5.6	14.4
Weighted Average Remaining Lease Term (in years):
Operating leases	8.1	8.7
Finance leases	3.8	4.5
Weighted Average Discount Rate (in %):
Operating leases	10.8	10.4
Finance leases	9.1	8.6

Minimum future lease payments under non-cancellable operating and finance leases described above as of September 30, 2025 were as follows:

Year ending December 31,	Operating Leases	Finance Leases
Remainder of 2025	$6.5	$3.6
2026	25.3	13.9
2027	24.2	12.4
2028	22.3	10.5
2029	16.6	6.8
Thereafter	83.2	2.0
Total future minimum lease payments	178.1	49.2
Less: imputed interest	(61.2)	(7.4)
Total	$116.9	$41.8

Balance Sheet Location	September 30, 2025	December 31, 2024
Current portion of long-term debt	$11.0	$10.5
Current operating lease liabilities	14.8	15.1
Finance lease obligations, net of current portion	30.8	35.5
Long-term operating lease liabilities, net of current portion	102.1	103.5
Total	$158.7	$164.6

As of September 30, 2025, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2025 and 2026 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of September 30, 2025 and December 31, 2024, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both September 30, 2025 and December 31, 2024. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

Legal Proceedings

During the three and nine months ended September 30, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2025 and December 31, 2024 there were $13.5 million and $12.0 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized income tax expense of $24.4 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively, and $26.4 million and $4.7 million expense for the nine months ended September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Relevant key tax components of the OBBBA to the Company include extension of certain expiring tax provisions from the 2017 Tax Cuts and Jobs Act, the reinstatement of 100% bonus depreciation on purchases of qualified business property and changing the interest expense limitation whereby the calculation of adjusted taxable income changed from EBIT to EBITDA, allowing more interest to be deductible in a given year, resulting in lower cash taxes and improved cash liquidity. The Company factored the tax law change into its valuation allowance assessment, reassessing the realizability of its deferred tax assets (“DTAs”). In doing so, the Company determined that it is more likely than not that certain DTAs would not be realized, as a result a full valuation allowance against those DTAs was deemed appropriate, leading to the significant increase in deferred income tax expense for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, the income tax expense was primarily attributable to an increase of the Company's valuation allowance discussed above. During the three and nine months ended September 30, 2024, the income tax expense was primarily attributable to the Company, after considering updated information, including the filing of the fiscal 2023 federal income tax return, recording a valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards.

We regularly assess the need for a valuation allowance against our DTAs. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the DTAs as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the DTAs will not be realized. The Company's ability to realize its DTAs is dependent on generating sufficient future taxable income. In the current period, after consideration of the OBBBA, an adjusted cumulative pretax loss has been determined based on a 12-quarter look-back period and is considered significant negative evidence under ASC 740. As a result, management concluded that it was no longer more likely than not that certain DTAs would be realized. Although on a forecasted future income planning basis, we believe the Company may be able to utilize these DTAs, this positive factor is not enough to overcome the overall cumulative loss indication. The recognition of a valuation allowance is a significant estimate and a future change in judgment or circumstances could result in a material change to the valuation allowance and income tax expense. We will continue to monitor the need for a valuation allowance against our DTAs on a quarterly basis.

The effective tax rate for the nine months ended September 30, 2025 and 2024 was (62.6)% and (10.0)%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above.

NOTE 13 — STOCK-BASED COMPENSATION

Compensation for our senior leadership team includes equity awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). We calculate the fair value of the RSUs and PSUs based on the closing market price of our common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The PSUs vest ratably over three years including the one-year performance period. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $2.4 million, which is expected to be recognized over a weighted average period of 1.1 years. As of September 30, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $2.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

The following table shows the number of stock awards that were granted, vested, and issued during the nine months ended September 30, 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2024	204,433	$12.47	325,081	$14.13
Granted	441,958	5.06	332,592	5.16
Vested - issued	(95,198)	12.61	(242,029)	13.55
Vested - unissued	(60,678)	6.14	—	—
Forfeited	(2,031)	7.48	(2,044)	8.26
Unvested units as of September 30, 2025	488,484	$6.54	413,600	$7.29

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and nine months ended September 30, 2025 and 2024 was not material.

ESPP employee payroll contributions accrued as of September 30, 2025 and December 31, 2024 totaled $0.4 million and $0.9 million, respectively, and are included within “Accrued expenses” in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within “Other financing activities” in the Condensed Consolidated Statements of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for “Cash”, “Accounts receivable, net”, “Accounts payable”, “Accrued expenses” and “Other current liabilities” approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	September 30, 2025	December 31, 2024
Estimated aggregate fair value (1)	$743.7	$706.4
Aggregate carrying value (1)	776.0	728.9

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

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value and their presentation on the Condensed Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	September 30, 2025	December 31, 2024
Other current liabilities	$—	$—
Other liabilities	5.7	5.7

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

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Condensed Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap are deferred in Accumulated Other Comprehensive Loss and subsequently recognized in earnings in the period when the derivative contract settles. The unrealized impact on earnings of the interest rate cap for the three and nine months ended September 30, 2025 and 2024, respectively, are disclosed in the Condensed Consolidated Statements of Comprehensive Loss.

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

The following table summarizes the maturity dates, unit of measure, and notional value for the Company's derivative instruments as of September 30, 2025:

Maturity Date of Derivatives	Currency / Unit of Measure	Notional Value
Interest rate cap (December 2025)	One-month SOFR	$200.0
Fuel swaps (various through February 2027)	Gallons	5.0

The following table sets forth the location and fair value of the Company’s derivative instruments as of September 30, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivative designated as hedge	Balance Sheet location	September 30, 2025	December 31, 2024	Balance Sheet location	September 30, 2025	December 31, 2024
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$0.2	Other current liabilities	$0.4	$1.6
Derivatives not designated as hedge
Fuel swaps - current portion	Prepaid expenses and other current assets	—	—	Other current liabilities	0.1	0.3
Fuel swaps - long-term	Other assets	—	—	Other liabilities	—	0.1

NOTE 15 — BUSINESS COMBINATIONS AND DIVESTITURES

On March 14, 2025, the Company purchased the assets of Les Chariots Elevateurs Du Quebec Inc. (“CEQ”), a privately held Yale dealer with one branch in Quebec, Canada. The purchase price was $2.9 million, net of cash acquired. The acquisition is not material for the nine months ended September 30, 2025; therefore, we did not include an opening balance sheet herein. CEQ is reported within our Material Handling segment. The estimated fair values of assets acquired and liabilities assumed are provisional and based on the information that was available as of the balance sheet date. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical but no later than one year from the acquisition date. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses. See the Condensed Consolidated Statements of Cash Flows for the total cash outflow in “Acquisitions of businesses, net of cash acquired” for the cash flow impact of the acquisition.

On May 1, 2025, the Company’s Construction Equipment segment entered into a definitive agreement and closed on the divestiture of substantially all of its aerial fleet rental business in the Chicago, Illinois marketplace for $18.0 million cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $4.3 million disclosed in the line item “Gain on divestitures” in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

On August 29, 2025, the Company's Material Handling segment entered into a definitive agreement and closed on the divestiture of its Dock and Door business for $6.4 million, $3.1 million of which was paid in cash at close with the remainder of the cash consideration expected to be paid to the Company upon a working capital true-up and the collection of specific customer receivables. This resulted in a gain on divestiture of $0.4 million disclosed in the line item “Gain on divestitures” in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

See the Condensed Consolidated Statements of Cash Flows for the total cash inflow in “Proceeds from divestitures, net” and the gain on sale in “Gain on divestitures” for the cash flow impact of these divestitures.

NOTE 16 — SEGMENTS

The Company has three operating segments which are also our reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities, including commercial electric vehicles and corporate, are included in “Corporate and Other”. The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO (our Chief Operating Decision Maker or “CODM”) to make decisions regarding the allocation of resources, to assess the Company’s performance and to make strategic decisions. The primary profitability measurement used by the CEO to evaluate performance and allocate resources to the segments is Adjusted EBITDA. The Company's presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region of the U.S. as well as the Ontario and Quebec provinces of Canada.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York (excluding New York City), Florida and the New England region of the U.S. as well as the Ontario, Maritime, and Quebec provinces of Canada.

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

The following tables summarize key financial information by reportable segment:

	Three months ended September 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$85.6	$115.2	$12.0	$(1.7)	$211.1
Parts sales	24.5	48.5	2.5	(0.2)	75.3
Service revenues	34.7	31.4	0.2	0.1	66.4
Rental revenues	18.1	30.1	0.3	(0.1)	48.4
Rental equipment sales	5.0	16.4	—	—	21.4
Total revenues	167.9	241.6	15.0	(1.9)	422.6
Cost of revenues:
New and used equipment sales	70.0	101.5	10.0	(2.0)	179.5
Parts sales	14.8	32.0	1.0	(0.2)	47.6
Service revenues	14.2	12.7	0.3	—	27.2
Rental revenues	1.7	4.2	0.1	—	6.0
Rental equipment sales	3.3	13.4	—	—	16.7
Selling, general and administrative expenses	46.2	50.2	3.0	6.5	105.9
Other segment items(1)	0.2	1.7	0.3	(4.2)	(2.0)
Segment adjusted EBITDA(2)	17.5	25.9	0.3	(2.0)	41.7
Depreciation and amortization					34.9
Interest expense					22.4
Other(1)					1.6
Loss before taxes					$(17.2)

Total assets, end of period	$432.6	$878.3	$88.9	$31.2	$1,431.0
Capital expenditures	8.1	5.9	—	1.7	15.7
Depreciation and amortization	10.0	23.7	1.0	0.2	34.9
Interest expense	6.1	13.0	1.5	1.8	22.4

	Three months ended September 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$87.2	$118.0	$15.3	$(0.7)	$219.8
Parts sales	24.9	48.4	2.2	0.1	75.6
Service revenues	34.7	29.6	0.3	—	64.6
Rental revenues	19.3	34.0	0.4	—	53.7
Rental equipment sales	2.8	32.3	—	—	35.1
Total revenues	168.9	262.3	18.2	(0.6)	448.8
Cost of revenues:
New and used equipment sales	70.4	103.9	11.3	(1.2)	184.4
Parts sales	15.8	33.5	0.7	—	50.0
Service revenues	14.4	11.6	0.3	—	26.3
Rental revenues	1.6	3.9	0.1	—	5.6
Rental equipment sales	1.9	25.4	—	—	27.3
Selling, general and administrative expenses	47.2	56.2	3.0	4.2	110.6
Other segment items(1)	0.5	1.1	0.7	(0.9)	1.4
Segment adjusted EBITDA(2)	17.1	26.7	2.1	(2.7)	43.2
Depreciation and amortization					37.8
Interest expense					22.6
Other(1)					(1.1)
Loss before taxes					$(16.1)

Total assets, end of period	$470.5	$953.1	$89.4	$36.1	$1,549.1
Capital expenditures	9.7	9.3	—	0.2	19.2
Depreciation and amortization	10.5	25.9	1.1	0.3	37.8
Interest expense	6.6	13.3	1.2	1.5	22.6

	Nine Months Ended September 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$245.9	$408.9	$44.4	$(0.8)	$698.4
Parts sales	72.5	142.9	7.9	(0.4)	222.9
Service revenues	102.1	94.5	0.7	0.1	197.4
Rental revenues	53.2	83.5	0.3	—	137.0
Rental equipment sales	12.8	58.3	—	—	71.1
Total revenues	486.5	788.1	53.3	(1.1)	1,326.8
Cost of revenues:
New and used equipment sales	200.7	361.2	35.2	(1.0)	596.1
Parts sales	44.8	96.9	4.6	(0.4)	145.9
Service revenues	41.5	37.2	1.0	—	79.7
Rental revenues	4.0	12.1	0.1	—	16.2
Rental equipment sales	8.3	45.8	—	—	54.1
Selling, general and administrative expenses	136.7	157.2	8.4	12.6	314.9
Other segment items(1)	0.6	3.1	1.1	(8.7)	(3.9)
Segment adjusted EBITDA(2)	49.9	74.6	2.9	(3.6)	123.8
Depreciation and amortization					101.9
Interest expense					66.6
Other(1)					(2.5)
Loss before taxes					$(42.2)

Total assets, end of period	$432.6	$878.3	$88.9	$31.2	$1,431.0
Capital expenditures	20.0	21.4	—	1.9	43.3
Depreciation and amortization	31.1	67.2	2.9	0.7	101.9
Interest expense	18.8	38.6	4.2	5.0	66.6

	Nine Months Ended September 30, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$271.5	$389.6	$38.8	$—	$699.9
Parts sales	76.7	143.5	7.1	(0.8)	226.5
Service revenues	104.2	90.0	0.6	—	194.8
Rental revenues	58.3	96.4	1.2	—	155.9
Rental equipment sales	8.1	93.3	—	—	101.4
Total revenues	518.8	812.8	47.7	(0.8)	1,378.5
Cost of revenues:
New and used equipment sales	220.0	340.6	28.9	(0.8)	588.7
Parts sales	48.0	98.7	3.4	(0.9)	149.2
Service revenues	42.8	36.8	0.6	—	80.2
Rental revenues	6.3	12.2	—	—	18.5
Rental equipment sales	5.2	71.0	—	—	76.2
Selling, general and administrative expenses	142.7	171.1	10.7	15.2	339.7
Other segment items(1)	2.0	3.2	(0.6)	(6.2)	(1.6)
Segment adjusted EBITDA(2)	51.8	79.2	4.7	(8.1)	127.6
Depreciation and amortization					109.8
Interest expense					57.9
Other(1)					6.7
Loss before taxes					$(46.8)

Total assets, end of period	$470.5	$953.1	$89.4	$36.1	$1,549.1
Capital expenditures	34.0	22.1	0.2	0.7	57.0
Depreciation and amortization	30.6	75.0	3.5	0.7	109.8
Interest expense	17.6	34.9	3.1	2.3	57.9

(1) Primarily includes other (expense) income, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance.

(2) See definition in Item 2 under Non-GAAP Financial Measures.

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period and includes vested, unissued RSUs and ESPP shares. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common stock share equivalents granted under our stock-based compensation plan, including ESPP, which remain unvested and shares used as consideration in the Ault acquisition which remain unissued (“dilutive securities”), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net loss per share
Net loss available to common stockholders	$(42.3)	$(28.4)	$(70.8)	$(53.7)
Basic weighted average common shares outstanding	32,331,693	33,207,768	32,830,980	33,185,437
Basic net loss per share of common stock	$(1.31)	$(0.86)	$(2.16)	$(1.62)
Diluted net loss per share
Net loss available to common stockholders	$(42.3)	$(28.4)	$(70.8)	$(53.7)
Basic weighted average common shares outstanding	32,331,693	33,207,768	32,830,980	33,185,437
Effect of dilutive securities:
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	32,331,693	33,207,768	32,830,980	33,185,437
Diluted net loss per share of common stock	$(1.31)	$(0.86)	$(2.16)	$(1.62)

Approximately 902,000 and 907,000 securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2025 and 2024, respectively, and 769,000 and 955,000 securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2025 and 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”). This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

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

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals; and
(v)
rental equipment sales.

We have operated as an equipment dealership for 41 years and have developed a branch network that includes over 80 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada, and Florida and the Canadian provinces of Ontario, Maritime, and Quebec. We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service, and rental offerings. Additionally, we provide design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

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

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) related activities, and consist of:

New equipment sales. We sell new heavy construction, material handling and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts, and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our equipment offerings which include, but are not limited to, automated equipment installation and warehouse management systems integration.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $563.4 million as of September 30, 2025. The original acquisition cost of our rental fleet excludes $3.4 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

Results of Operations

The three and nine months ended September 30, 2025 and 2024

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$211.1	$219.8	$(8.7)	(4.0)%	$698.4	$699.9	$(1.5)	(0.2)%
Parts sales	75.3	75.6	(0.3)	(0.4)%	222.9	226.5	(3.6)	(1.6)%
Service revenues	66.4	64.6	1.8	2.8%	197.4	194.8	2.6	1.3%
Rental revenues	48.4	53.7	(5.3)	(9.9)%	137.0	155.9	(18.9)	(12.1)%
Rental equipment sales	21.4	35.1	(13.7)	(39.0)%	71.1	101.4	(30.3)	(29.9)%
Total revenues	422.6	448.8	(26.2)	(5.8)%	1,326.8	1,378.5	(51.7)	(3.8)%
Cost of revenues:
New and used equipment sales	179.5	184.4	(4.9)	(2.7)%	596.1	588.7	7.4	1.3%
Parts sales	47.6	50.0	(2.4)	(4.8)%	145.9	149.2	(3.3)	(2.2)%
Service revenues	27.2	26.3	0.9	3.4%	79.7	80.2	(0.5)	(0.6)%
Rental revenues	6.0	5.6	0.4	7.1%	16.2	18.5	(2.3)	(12.4)%
Rental depreciation	27.8	30.6	(2.8)	(9.2)%	79.7	88.5	(8.8)	(9.9)%
Rental equipment sales	16.7	27.3	(10.6)	(38.8)%	54.1	76.2	(22.1)	(29.0)%
Total cost of revenues	304.8	324.2	(19.4)	(6.0)%	971.7	1,001.3	(29.6)	(3.0)%
Gross profit	117.8	124.6	(6.8)	(5.5)%	355.1	377.2	(22.1)	(5.9)%
Selling, general and administrative expenses	105.9	110.6	(4.7)	(4.2)%	314.9	339.7	(24.8)	(7.3)%
Non-rental depreciation and amortization	7.1	7.2	(0.1)	(1.4)%	22.2	21.3	0.9	4.2%
Total operating expenses	113.0	117.8	(4.8)	(4.1)%	337.1	361.0	(23.9)	(6.6)%
Income from operations	4.8	6.8	(2.0)	(29.4)%	18.0	16.2	1.8	11.1%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.6)	(3.2)	0.6	(18.8)%	(8.7)	(8.7)	—	—
Interest expense – other	(19.8)	(19.4)	(0.4)	2.1%	(57.9)	(49.2)	(8.7)	17.7%
Other (expense) income	—	(0.3)	0.3	(100.0)%	1.7	1.6	0.1	6.2%
Loss on extinguishment of debt	—	—	—	NM	—	(6.7)	6.7	NM
Gain on divestitures	0.4	—	0.4	NM	4.7	—	4.7	NM
Total other expense, net	(22.0)	(22.9)	0.9	(3.9)%	(60.2)	(63.0)	2.8	(4.4)%
Loss before taxes	(17.2)	(16.1)	(1.1)	NM	(42.2)	(46.8)	4.6	NM
Income tax provision	24.4	11.6	12.8	NM	26.4	4.7	21.7	NM
Net loss	(41.6)	(27.7)	(13.9)	NM	(68.6)	(51.5)	(17.1)	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(2.2)	(2.2)	—	—
Net loss available to common stockholders	$(42.3)	$(28.4)	$(13.9)	NM	$(70.8)	$(53.7)	$(17.1)	NM
Adjusted EBITDA(1)	$41.7	$43.2	$(1.5)	(3.5)%	$123.8	$127.6	$(3.8)	(3.0)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	49.9%	49.0%	52.6%	50.8%
Parts sales	17.8%	16.8%	16.8%	16.4%
Service revenues	15.7%	14.4%	14.9%	14.1%
Rental revenues	11.5%	12.0%	10.3%	11.3%
Rental equipment sales	5.1%	7.8%	5.4%	7.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	42.4%	41.2%	44.9%	42.7%
Parts sales	11.3%	11.1%	11.0%	10.8%
Service revenues	6.4%	5.9%	6.0%	5.8%
Rental revenues	1.4%	1.2%	1.2%	1.3%
Rental depreciation	6.6%	6.8%	6.0%	6.4%
Rental equipment sales	4.0%	6.0%	4.1%	5.6%
Total cost of revenues	72.1%	72.2%	73.2%	72.6%
Gross profit	27.9%	27.8%	26.8%	27.4%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA				Adjusted EBITDA
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Net loss available to common stockholders	$(42.3)	$(28.4)	$(13.9)	NM	$(70.8)	$(53.7)	$(17.1)	NM
Depreciation and amortization	34.9	37.8	(2.9)	(7.7)%	101.9	109.8	(7.9)	(7.2)%
Interest expense	22.4	22.6	(0.2)	(0.9)%	66.6	57.9	8.7	15.0%
Income tax provision	24.4	11.6	12.8	NM	26.4	4.7	21.7	NM
Transaction and consulting costs	2.2	—	2.2	NM	2.6	0.3	2.3	NM
Loss on debt extinguishment	—	—	—	NM	—	6.7	(6.7)	NM
Gain on divestitures	(0.4)	—	(0.4)	NM	(4.7)	—	(4.7)	NM
Share-based incentives	1.1	1.3	(0.2)	(15.4)%	3.1	3.9	(0.8)	(20.5)%
Other expenses	1.3	0.8	0.5	NM	5.2	4.5	0.7	NM
Preferred stock dividend	0.7	0.7	—	—	2.2	2.2	—	—
Showroom-ready equipment interest expense	(2.6)	(3.2)	0.6	(18.8)%	(8.7)	(8.7)	—	—
Adjusted EBITDA	$41.7	$43.2	$(1.5)	(3.5)%	$123.8	$127.6	$(3.8)	(3.0)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$422.6	$448.8	$(26.2)	(5.8)%	$1,326.8	$1,378.5	$(51.7)	(3.8)%
Acquisition and divestiture revenues	1.8	2.9			3.3	3.8
Organic revenues:
New and used equipment sales	210.7	218.5	(7.8)	(3.6)%	697.3	698.6	(1.3)	(0.2)%
Parts sales	74.8	75.6	(0.8)	(1.1)%	222.1	226.5	(4.4)	(1.9)%
Service revenues	65.9	64.6	1.3	2.0%	196.6	194.8	1.8	0.9%
Rental revenues	48.1	52.1	(4.0)	(7.7)%	136.5	153.4	(16.9)	(11.0)%
Rental equipment sales	21.3	35.1	(13.8)	(39.3)%	71.0	101.4	(30.4)	(30.0)%
Total organic revenues	$420.8	$445.9	$(25.1)	(5.6)%	$1,323.5	$1,374.7	$(51.2)	(3.7)%

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

Pursuant to the requirements of Regulation G, we have provided a reconciliation of Adjusted EBITDA and organic revenues to the most directly comparable U.S. GAAP financial measure in the tables above and organic revenues in the subsequent tables in management's discussion and analysis of our Material Handling and Construction Equipment segments. These measures are supplemental to, and should be used in conjunction with, the most comparable U.S. GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends.

Revenues: In the three months ended September 30, 2025, consolidated total revenues decreased 5.8% against the three months period ended September 30, 2024, with total organic revenues decreasing 5.6%. Organic new and used equipment revenues decreased 3.6% against the three months ended September 30, 2024. New and used equipment sales declined across all segments in the third quarter of 2025, primarily due to economic uncertainty, market contraction in key regions, and tariff impacts, though some areas showed localized improvement. Product support department (parts and service) revenues improved modestly, at 0.4% organically for the three months ended September 30, 2025, when compared to the prior year period. Product support performance varied across segments. The Material Handling product support business line saw a decline due to reduced technician availability and a shift in customer fleet composition, while the Construction Equipment segment product support departments posted modest gains driven by stronger service activity and productivity improvements in key markets. Technician productivity remains high across the enterprise, and our product support teams continue to provide stability amid fluctuating equipment demand. Rental revenues for the three months ended September 30, 2025 decreased 7.7% organically due to the Company carrying a reduced average fleet size and lower fleet utilization when compared to the same period last year. Rental equipment sales organically decreased 39.3% for the three months ended September 30, 2025 as compared to the same period last year. The rental equipment sales reduction was predominantly evident in our rent-to-sell product categories in our Construction Equipment segment as we have carried a lower fleet balance compared to the prior year and strategically sell equipment considering supply and demand levels and rental rates to maximize return on capital on the rent-to-sell fleet.

Consolidated total revenues in the nine months ended September 30, 2025 decreased $51.7 million, or 3.8%, and on an organic basis decreased by $51.2 million, or 3.7%, compared to the same period in 2024. The majority of this reduction stemmed from the rental business, where rental revenues for the nine months ended September 30, 2025 decreased 11.0% and rental equipment sales decreased 30.0% on an organic basis. The decline in rental revenues was primarily due to holding a smaller average fleet size and experiencing lower utilization rates in the year, while the decrease in rental equipment sales is reflective of maintaining a reduced rent-to-sell fleet in the Construction Equipment segment and reduced throughput of lightly used, rent-to-sell heavy equipment to our customer base. Beyond the results of our rental departments, organic new and used equipment revenues decreased 0.2% against the nine months ended September 30, 2024 as strong second quarter growth in our Construction Equipment segment helped offset softness experienced in the first and third quarters. In the Construction Equipment segment, year-to-date gains on new and used equipment sales were supported by improved deliveries, stable market share and customer demand across our geographic footprint. Meanwhile, the Material Handling segment experienced a decline in equipment sales due to lower unit deliveries and a modest contraction in market size and market share in certain key geographies. Product support revenues have remained relatively stable year to date, declining 0.6% organically for the nine months ended September 30, 2025. Product support declines were experienced mainly in the Material Handling segment, where changes in customer fleet composition and reduced billable headcounts, particularly in the Midwest, led to softer demand and lower revenues. The Construction Equipment segment, by contrast, maintained stable product support activity, supported by consistent customer demand and strong field execution. Importantly, technician productivity remained high across the enterprise throughout the period and effective headcount management ensured that our workforce remained aligned with service demand.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	15.0%	16.1%	(1.1)%	14.6%	15.9%	(1.3)%
Parts sales	36.8%	33.9%	2.9%	34.5%	34.1%	0.4%
Service revenues	59.0%	59.3%	(0.3)%	59.6%	58.8%	0.8%
Rental revenues	30.2%	32.6%	(2.4)%	30.0%	31.4%	(1.4)%
Rental equipment sales	22.0%	22.2%	(0.2)%	23.9%	24.9%	(1.0)%

Consolidated gross profit	27.9%	27.8%	0.1%	26.8%	27.4%	(0.6)%

The consolidated gross profit margin for the three months ended September 30, 2025 was 27.9%, a 10 basis point increase from 27.8% for the same period in 2024. New and used equipment sales margins decreased 110 basis points to 15.0%, primarily due to unfavorable sales mix, persistent oversupply in equipment markets, and rising input costs. Tariff-related pressures have begun to affect cost structures, with limited pricing offsets available, particularly impacting margins in the Master Distribution segment. Rental equipment sales margins showed a slight reduction, with a 20 basis point decrease year-over-year, maintaining stability through the strategic sale of highly depreciated fleet assets. Parts gross margins increased 290 basis points reflecting adjustments to inventory reserves partially offset by the impact of tariff-driven cost increases. Service gross margins decreased by 30 basis points due to headwinds from non-billable work associated with preparation and delivery of new units partially offset by improved rate realization, technician efficiency initiatives, and stronger margins on OEM warranty labor. Rental revenue gross margins declined 240 basis points for the three months ended September 30, 2025, as depreciation expense remained consistent while lower rental revenues, particularly within the Material Handling segment, reduced the ability to absorb fixed depreciation on rental fleet, resulting in margin compression.

The consolidated gross profit margin for the nine months ended September 30, 2025 was 26.8%, a 60 basis point decrease from 27.4% for the same period in 2024. This decrease was primarily driven by margin compression on new and used equipment sales, which decreased 130 basis points to 14.6%, impacted by unfavorable sales mix, competitive pricing pressures stemming from industry oversupply, and rising input costs, some of which were tariff-related and not fully offset through pricing actions. Rental equipment sales margins declined 100 basis points year-over-year, reflecting a higher mix of lower-margin asset dispositions, particularly in the first quarter, as we focus on optimizing rent-to-sell fleet levels in certain product categories. Parts gross margins for the nine months ended September 30, 2025 improved slightly by 40 basis points and are in line with expectations. Service gross margins continued to improve year to date, increasing by 80 basis points when compared to the same period last year, supported by stronger rate realization, technician efficiency gains, and enhanced warranty labor recoveries. Rental revenues gross margins decreased 140 basis points for the nine months ended September 30, 2025, primarily due to depreciation expense comprising a larger share of total rental cost of sales. As a fixed cost, particularly in the Material Handling segment, depreciation remained steady while lower rental revenues resulted in overall margin pressure in this business line.

Operating expenses: Consolidated operating expenses decreased by $4.8 million to $113.0 million for the three months ended September 30, 2025 and by $23.9 million to $337.1 million for the nine months ended September 30, 2025, compared to the same periods last year, primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs. Further savings were achieved through changes to the Company’s self-insured healthcare program. The sustained reduction in operating expenses reflects disciplined execution and ongoing focus on cost control across the enterprise.

Other expense, net: Consolidated other expense, net for the three months ended September 30, 2025 was $22.0 million compared to $22.9 million for the same period in 2024. The decrease is due to improved interest expense on floor-planned new equipment as well as the impact of one-time items in 2025, with the gain on sale from divestiture occurring in the third quarter of 2025.

Consolidated other expense, net for the nine months ended September 30, 2025 was $60.2 million compared to $63.0 million for the same period in 2024. The difference is primarily attributed to the impact of one-time events attributed to gain on divestitures in 2025 and debt extinguishment losses in 2024 related to refinancing activities, all of which being partially offset by changes in interest expense year over year.

Income tax provision: The Company recorded income tax expense of $24.4 million and $11.6 million for the three months ended September 30, 2025 and 2024 and income tax expense of $26.4 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, the OBBBA was enacted into law. Before OBBBA was enacted, interest expense limitation rules positioned the Company in a taxable income situation prior to the application of its net operating losses (“NOLs”), the use of which were limited and unable to shield the entirety of the Company’s taxable income. This resulted in cash taxes paid in recent years which reduced available cash liquidity. As the Company was using its NOLs, there was no need to recognize a valuation allowance against the NOL DTAs. For the Company, the enactment of the OBBBA legislative changes resulted in a taxable loss position on a trailing 12-quarter recast basis, prior to the application of its NOLs, primarily as a result of the change to the interest expense limitation rules. Thus, future usage of the Company’s NOLs to shield taxable income was no longer more likely than not and a full valuation allowance against those NOL DTAs was deemed appropriate, leading to the significant increase in deferred income tax expense for the three and nine months ended September 30, 2025. Going forward, given the change to the interest expense limitation and the Company now being in a taxable loss situation, cash taxes paid by the Company will be reduced, a benefit to available cash liquidity in the future. The income tax expense in 2024 was primarily a result of a valuation allowance recorded against a portion of the DTAs relating to the U.S. disallowed interest expense carryforwards.

Material Handling Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$85.6	$87.2	$(1.6)	(1.8)%	$245.9	$271.5	$(25.6)	(9.4)%
Parts sales	24.5	24.9	(0.4)	(1.6)%	72.5	76.7	(4.2)	(5.5)%
Service revenues	34.7	34.7	—	—	102.1	104.2	(2.1)	(2.0)%
Rental revenues	18.1	19.3	(1.2)	(6.2)%	53.2	58.3	(5.1)	(8.7)%
Rental equipment sales	5.0	2.8	2.2	78.6%	12.8	8.1	4.7	58.0%
Total revenues	167.9	168.9	(1.0)	(0.6)%	486.5	518.8	(32.3)	(6.2)%
Cost of revenues:
New and used equipment sales	70.0	70.4	(0.4)	(0.6)%	200.7	220.0	(19.3)	(8.8)%
Parts sales	14.8	15.8	(1.0)	(6.3)%	44.8	48.0	(3.2)	(6.7)%
Service revenues	14.2	14.4	(0.2)	(1.4)%	41.5	42.8	(1.3)	(3.0)%
Rental revenues	1.7	1.6	0.1	6.2%	4.0	6.3	(2.3)	(36.5)%
Rental depreciation	7.8	8.1	(0.3)	(3.7)%	24.0	23.6	0.4	1.7%
Rental equipment sales	3.3	1.9	1.4	73.7%	8.3	5.2	3.1	59.6%
Total cost of revenues	111.8	112.2	(0.4)	(0.4)%	323.3	345.9	(22.6)	(6.5)%
Gross profit	56.1	56.7	(0.6)	(1.1)%	163.2	172.9	(9.7)	(5.6)%
Selling, general and administrative expenses	46.2	47.2	(1.0)	(2.1)%	136.7	142.7	(6.0)	(4.2)%
Non-rental depreciation and amortization	2.2	2.4	(0.2)	(8.3)%	7.1	7.0	0.1	1.4%
Total operating expenses	48.4	49.6	(1.2)	(2.4)%	143.8	149.7	(5.9)	(3.9)%
Income from operations	7.7	7.1	0.6	8.5%	19.4	23.2	(3.8)	(16.4)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.5)	(0.9)	0.4	(44.4)%	(2.1)	(2.7)	0.6	(22.2)%
Interest expense – other	(5.6)	(5.7)	0.1	(1.8)%	(16.7)	(14.9)	(1.8)	12.1%
Other income	—	0.2	(0.2)	(100.0)%	0.4	0.4	—	—
Gain on divestitures	0.4	—	0.4	NA	0.4	—	0.4	NA
Total other expense, net	(5.7)	(6.4)	0.7	(10.9)%	(18.0)	(17.2)	(0.8)	4.7%
Income before taxes	$2.0	$0.7	$1.3	185.7%	$1.4	$6.0	$(4.6)	(76.7)%
Segment adjusted EBITDA	$17.5	$17.1	$0.4	2.3%	$49.9	$51.8	$(1.9)	(3.7)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	50.9%	51.7%	50.5%	52.4%
Parts sales	14.6%	14.7%	14.9%	14.8%
Service revenues	20.7%	20.5%	21.1%	20.0%
Rental revenues	10.8%	11.4%	10.9%	11.2%
Rental equipment sales	3.0%	1.7%	2.6%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.7%	41.7%	41.4%	42.5%
Parts sales	8.8%	9.4%	9.2%	9.3%
Service revenues	8.5%	8.5%	8.5%	8.2%
Rental revenues	1.0%	0.9%	0.8%	1.2%
Rental depreciation	4.6%	4.8%	4.9%	4.5%
Rental equipment sales	2.0%	1.1%	1.7%	1.0%
Total cost of revenues	66.6%	66.4%	66.5%	66.7%
Gross profit	33.4%	33.6%	33.5%	33.3%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$167.9	$168.9	$(1.0)	(0.6)%	$486.5	$518.8	$(32.3)	(6.2)%
Acquisition and divestiture revenues	1.8	1.3			3.3	1.3
Organic revenues:
New and used equipment sales	85.2	85.9	(0.7)	(0.8)%	244.8	270.2	(25.4)	(9.4)%
Parts sales	24.0	24.9	(0.9)	(3.6)%	71.7	76.7	(5.0)	(6.5)%
Service revenues	34.2	34.7	(0.5)	(1.4)%	101.3	104.2	(2.9)	(2.8)%
Rental revenues	17.8	19.3	(1.5)	(7.8)%	52.7	58.3	(5.6)	(9.6)%
Rental equipment sales	4.9	2.8	2.1	75.0%	12.7	8.1	4.6	56.8%
Total organic revenues	$166.1	$167.6	$(1.5)	(0.9)%	$483.2	$517.5	$(34.3)	(6.6)%

Revenues: Material Handling segment revenues decreased by $1.0 million, or 0.6%, to $167.9 million for the three months ended September 30, 2025 as compared to the same period last year. Organic sales of new and used equipment decreased by 0.8% year over year in the same period primarily due to persistent customer caution regarding capital expenditures amid ongoing economic uncertainty associated with tariffs and elevated interest rates. Although certain regions, such as New York, experienced improvements in year-over-year new equipment sales, overall new equipment industry bookings have declined, with this trend being especially noticed in our Michigan, New York City and Canada regions. On an organic basis, product support revenues declined $1.4 million, or 2.3%, for the three months ended September 30, 2025 as compared to the same period last year. This decrease is primarily attributed to lower technician headcount and availability, which directly impacted service revenues. Parts sales were also pressured by the decrease in technician headcount, a refreshed customer field population and the continued transition of customer field population being more heavily weighted to electric versus gas lift trucks. Rental revenues decreased $1.5 million organically for the three months ended September 30, 2025 as compared to the same period last year. The decrease reflects reduced year-over-year utilization triggered by customer caution surrounding general macroeconomic uncertainty, particularly in the Midwest. In contrast, rental equipment sales increased by $2.1 million organically, or 75.0%, on low volumes. This increase was driven by higher rental disposal activity in connection with our strategic fleet optimization efforts.

For the nine months ended September 30, 2025, Material Handling segment revenues decreased by $32.3 million, or 6.2%, to $486.5 million as compared to the same period last year. Organic sales of new and used equipment decreased by 9.4% reflective of continued customer hesitancy on capital expenditures and a reduction in overall lift truck industry bookings. Product support revenues declined $7.9 million organically, with a $5.0 million reduction in parts sales and a $2.9 million decrease in service revenues. Lower product support revenues were primarily a reflection of lower billable technician headcount and technician availability year over year. Rental revenues decreased 9.6% organically for the nine months ended September 30, 2025 as compared to the same period last year reflecting a lower average volume of fleet on rent in select markets, mainly in our Midwest and Canada regions. In contrast, rental equipment sales increased by $4.6 million organically, or 56.8%, on low volumes, supported by the targeted disposal of underutilized assets and increased customer demand for cost-effective used equipment alternatives.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	18.2%	19.3%	(1.1)%	18.4%	19.0%	(0.6)%
Parts sales	39.6%	36.5%	3.1%	38.2%	37.4%	0.8%
Service revenues	59.1%	58.5%	0.6%	59.4%	58.9%	0.5%
Rental revenues	47.5%	49.7%	(2.2)%	47.4%	48.7%	(1.3)%
Rental equipment sales	34.0%	32.1%	1.9%	35.2%	35.8%	(0.6)%

Segment gross profit	33.4%	33.6%	(0.2)%	33.5%	33.3%	0.2%

Material Handling gross profit for the three months ended September 30, 2025 decreased 20 basis points to 33.4% compared to the same period in 2024. New and used equipment sales gross margins decreased 110 basis points on product mix variances and tariff-related cost increases. Parts margins improved 310 basis points primarily related to aligning our parts reserve to current operational and market realities. Service margins increased 60 basis points for the three months ended September 30, 2025 compared to the prior year period, supported by selective effective labor rate increases, though partially offset by weaker recoverability on OEM warranty and fleet work, and modest unfavorable quote variances. Rental revenues gross margins have decreased 220 basis points due to the influence of fixed depreciation costs on a lower revenues base, occurring most acutely in our Midwest region. Offsetting these impacts, rental equipment sales margins improved to 34.0% from 32.1%, supported by the strategic disposal of aging assets and strong demand for competitively priced used equipment.

Material Handling gross profit for the nine months ended September 30, 2025 increased 20 basis points to 33.5% compared to the same period in 2024. Gross margins on new and used equipment were largely consistent, declining just 60 basis points year over year due to sales mix and tariff-related cost increases. Parts gross margins improved slightly but are in line with expectations, and service margins increased 50 basis points for the period, supported by strong margin performance realized in the first and third quarters of 2025. Rental revenues gross margins have decreased 130 basis points primarily due to the influence of fixed depreciation costs on a lower revenues base. Rental equipment sales margins decreased 60 basis points on low sales volumes and can vary depending on the timing of when sales occur within the useful life of the asset.

Operating expenses: Material Handling operating expenses decreased by $1.2 million to $48.4 million for the three months ended September 30, 2025 and decreased by $5.9 million to $143.8 million for the nine months ended September 30, 2025, as compared to the same periods last year. The decreases are primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan.

Other expense, net: Material Handling other expense, net decreased by $0.7 million to $5.7 million for the three months ended September 30, 2025 primarily due to a gain on divestiture from the sale of the Dock and Door division of our business in the New York and Boston regions. For the nine months ended September 30, 2025, other expense, net increased by $0.8 million to $18.0 million mainly reflecting higher interest expense resulting from increased debt levels and a higher effective interest rate following our 2024 debt refinancing.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$115.2	$118.0	$(2.8)	(2.4)%	$408.9	$389.6	$19.3	5.0%
Parts sales	48.5	48.4	0.1	0.2%	142.9	143.5	(0.6)	(0.4)%
Service revenues	31.4	29.6	1.8	6.1%	94.5	90.0	4.5	5.0%
Rental revenues	30.1	34.0	(3.9)	(11.5)%	83.5	96.4	(12.9)	(13.4)%
Rental equipment sales	16.4	32.3	(15.9)	(49.2)%	58.3	93.3	(35.0)	(37.5)%
Total revenues	241.6	262.3	(20.7)	(7.9)%	788.1	812.8	(24.7)	(3.0)%
Cost of revenues:
New and used equipment sales	101.5	103.9	(2.4)	(2.3)%	361.2	340.6	20.6	6.0%
Parts sales	32.0	33.5	(1.5)	(4.5)%	96.9	98.7	(1.8)	(1.8)%
Service revenues	12.7	11.6	1.1	9.5%	37.2	36.8	0.4	1.1%
Rental revenues	4.2	3.9	0.3	7.7%	12.1	12.2	(0.1)	(0.8)%
Rental depreciation	19.8	22.1	(2.3)	(10.4)%	55.1	63.7	(8.6)	(13.5)%
Rental equipment sales	13.4	25.4	(12.0)	(47.2)%	45.8	71.0	(25.2)	(35.5)%
Total cost of revenues	183.6	200.4	(16.8)	(8.4)%	608.3	623.0	(14.7)	(2.4)%
Gross profit	58.0	61.9	(3.9)	(6.3)%	179.8	189.8	(10.0)	(5.3)%
Selling, general and administrative expenses	50.2	56.2	(6.0)	(10.7)%	157.2	171.1	(13.9)	(8.1)%
Non-rental depreciation and amortization	3.9	3.8	0.1	2.6%	12.1	11.3	0.8	7.1%
Total operating expenses	54.1	60.0	(5.9)	(9.8)%	169.3	182.4	(13.1)	(7.2)%
Income from operations	3.9	1.9	2.0	105.3%	10.5	7.4	3.1	41.9%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.8)	(1.9)	10.0%	(5.3)%	(5.7)	(5.3)	(0.4)	7.5%
Interest expense – other	(11.2)	(11.4)	0.2	(1.8)%	(32.9)	(29.6)	(3.3)	11.1%
Other income	—	0.6	(0.6)	(100.0)%	1.5	1.5	—	—
Gain on divestitures	—	—	—	NA	4.3	—	4.3	NA
Total other expense, net	(13.0)	(12.7)	(0.3)	2.4%	(32.8)	(33.4)	0.6	(1.8)%
Loss before taxes	$(9.1)	$(10.8)	$1.7	(15.7)%	$(22.3)	$(26.0)	$3.7	(14.2)%
Segment adjusted EBITDA	$25.9	$26.7	$(0.8)	(3.0)%	$74.6	$79.2	$(4.6)	(5.8)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	47.7%	44.9%	51.9%	47.8%
Parts sales	20.0%	18.5%	18.1%	17.7%
Service revenues	13.0%	11.3%	12.0%	11.1%
Rental revenues	12.5%	13.0%	10.6%	11.9%
Rental equipment sales	6.8%	12.3%	7.4%	11.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	42.1%	39.6%	45.8%	42.0%
Parts sales	13.2%	12.8%	12.4%	12.1%
Service revenues	5.3%	4.4%	4.7%	4.5%
Rental revenues	1.7%	1.5%	1.5%	1.5%
Rental depreciation	8.2%	8.4%	7.0%	7.8%
Rental equipment sales	5.5%	9.7%	5.8%	8.7%
Total cost of revenues	76.0%	76.4%	77.2%	76.6%
Gross profit	24.0%	23.6%	22.8%	23.4%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Total revenues	$241.6	$262.3	$(20.7)	(7.9)%	$788.1	$812.8	$(24.7)	(3.0)%
Divestiture revenues	—	1.6			—	2.5
Organic revenues:
New and used equipment sales	115.2	118.0	(2.8)	(2.4)%	408.9	389.6	19.3	5.0%
Parts sales	48.5	48.4	0.1	0.2%	142.9	143.5	(0.6)	(0.4)%
Service revenues	31.4	29.6	1.8	6.1%	94.5	90.0	4.5	5.0%
Rental revenues	30.1	32.4	(2.3)	(7.1)%	83.5	93.9	(10.4)	(11.1)%
Rental equipment sales	16.4	32.3	(15.9)	(49.2)%	58.3	93.3	(35.0)	(37.5)%
Total organic revenues	$241.6	$260.7	$(19.1)	(7.3)%	$788.1	$810.3	$(22.2)	(2.7)%

Revenues: Construction Equipment segment revenues decreased by $20.7 million, or 7.9%, to $241.6 million for the three months ended September 30, 2025 as compared to the same period last year. The reduction was driven in part by a slight decline in new and used equipment sales, which decreased $2.8 million from the prior year quarter. The decrease in new and used equipment sales can be partially attributed to a contraction in market size for heavy equipment in certain of our regions compared to prior year. Rental equipment sales drove the majority of the overall segment sales reduction. Rental equipment sales decreased for the three months ended September 30, 2025 by $15.9 million, reflecting lower sales volumes following significant fleet right-sizing activity in the prior year. Efforts continue in this regard to improve fleet optimization and cash flow. Offsetting the reductions experienced in the equipment sales channels, product support revenues increased 2.4% with growth in parts and service driven by strong activity in the Florida and Pennsylvania markets. Service performance benefited from technician efficiency gains and throughput of service backlogs while parts revenues remained fairly flat against last year. Rental revenues decreased $2.3 million organically for the three months ended September 30, 2025 compared to the same period last year, primarily due to a lower average rental fleet size as the segment continues to focus on improving asset efficiency. Overall, the Construction Equipment segment enters the fourth quarter of the year with positive tailwinds to support new and used equipment demand, underpinned by recent infrastructure bills, municipal funding, and tax incentives associated with the recently enacted OBBBA.

Construction Equipment segment revenues decreased by $24.7 million, or 3.0%, to $788.1 million for the nine months ended September 30, 2025 as compared to the same period last year. New and used equipment sales increased $19.3 million from the prior year to date, with the majority of the growth attributable to the second quarter performance. Rental equipment sales decreased for the nine months ended September 30, 2025 by $35.0 million primarily due to the significant sales activity in late 2024 leading to lower levels of rent-to-sell fleet available for retail disposition during the current year and reduced throughput of lightly used, rent-to-sell heavy equipment to our customer base in 2025. Product support revenues increased 1.7% supported by improved pricing and technician efficiency measures in several markets. Rental revenues decreased $10.4 million organically for the nine months ended September 30, 2025 driven by a lower average rental fleet size carried between the comparable periods and reduced fleet utilization in select markets. The year-over-year rental revenues decline is consistent with the Company’s strategic repositioning of its rent-to-sell fleet to align with current market demand.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	11.9%	11.9%	—	11.7%	12.6%	(0.9)%
Parts sales	34.0%	30.8%	3.2%	32.2%	31.2%	1.0%
Service revenues	59.6%	60.8%	(1.2)%	60.6%	59.1%	1.5%
Rental revenues	20.3%	23.5%	(3.2)%	19.5%	21.3%	(1.8)%
Rental equipment sales	18.3%	21.4%	(3.1)%	21.4%	23.9%	(2.5)%

Segment gross profit	24.0%	23.6%	0.4%	22.8%	23.4%	(0.6)%

Construction Equipment gross profit increased by 40 basis points to 24.0% in the three months ended September 30, 2025 from 23.6% in the same period in 2024. New and used equipment sales margins remained unchanged at 11.9% when compared to the same time last year. Parts sales margins for the three months ended September 30, 2025 increased 320 basis points when compared to the same time last year primarily related to aligning our parts reserve to current operational and market realities. Year-over-year service gross margins remained in line with expectations, despite a decrease of 120 basis points, due to headwinds from non-billable work associated with preparation and delivery of new units partially offset by improved efficiencies on customer and OEM work. Rental revenues gross margin for the three months ended September 30, 2025 decreased 320 basis points from prior year related to lower rental revenues and increased sublease costs. Gross margins on rental equipment sales for the three months ended September 30, 2025 declined by 310 basis points, largely reflecting mix-related variation in units sold and the influence of fleet optimization efforts.

Construction Equipment gross profit decreased by 60 basis points to 22.8% in the nine months ended September 30, 2025 from 23.4% in the same period in 2024. New and used equipment sales margins decreased 90 basis points to 11.7% as a result of pressures from product mix and pricing competitiveness due to the supply overhang within the marketplace. Parts sales margins for the nine months ended September 30, 2025 remained generally stable, increasing 100 basis points when compared to the same time last year and within expected ranges. Service gross margins increased by 150 basis points year over year, primarily from improved rate realization and efficiency measures, along with improved warranty recovery. Rental revenues gross margin for the nine months ended September 30, 2025 decreased 180 basis points from a year ago, a result of a reduced amount of fleet on rent and a more conservative rental pricing environment. Gross margins on rental equipment sales for the nine months ended September 30, 2025 declined 250 basis points from a year ago, reflecting a higher mix of lower-margin asset dispositions in the first quarter as we focus on optimizing rent-to-sell fleet levels in certain product categories.

Operating expenses: Construction Equipment operating expenses decreased by $5.9 million to $54.1 million for the three months ended September 30, 2025 and $13.1 million to $169.3 million for the nine months ended September 30, 2025, as compared to the same periods in 2024, reflecting the full impact of cost savings initiatives implemented during the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan. Additional expense savings were realized through more efficient advertising and promotional activities as well as greater discipline in managing customer relationship-related costs.

Other expense, net: Construction Equipment other expense, net increased by $0.3 million to $13.0 million for the three months ended September 30, 2025 and decreased $0.6 million to $32.8 million for the nine months ended September 30, 2025, as compared to the same periods in 2024. The nine-month variance was driven by the gain on the divestiture of substantially all of our aerial fleet rental business in the greater Chicago area and was partially offset by increased interest expense due to higher nominal levels of debt and the increase in our effective interest rate associated with the debt refinancing in 2024.

Master Distribution Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024		2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$12.0	$15.3	$(3.3)	(21.6)%	$44.4	$38.8	$5.6	14.4%
Parts sales	2.5	2.2	0.3	13.6%	7.9	7.1	0.8	11.3%
Service revenues	0.2	0.3	(0.1)	(33.3)%	0.7	0.6	0.1	16.7%
Rental revenues	0.3	0.4	(0.1)	(25.0)%	0.3	1.2	(0.9)	(75.0)%
Total revenues	15.0	18.2	(3.2)	(17.6)%	53.3	47.7	5.6	11.7%
Cost of revenues:
New and used equipment sales	10.0	11.3	(1.3)	(11.5)%	35.2	28.9	6.3	21.8%
Parts sales	1.0	0.7	0.3	42.9%	4.6	3.4	1.2	35.3%
Service revenues	0.3	0.3	—	—	1.0	0.6	0.4	66.7%
Rental revenues	0.1	0.1	—	—	0.1	—	0.1	NA
Rental depreciation	0.1	0.2	(0.1)	(50.0)%	0.2	0.8	(0.6)	(75.0)%
Total cost of revenues	11.5	12.6	(1.1)	(8.7)%	41.1	33.7	7.4	22.0%
Gross profit	3.5	5.6	(2.1)	(37.5)%	12.2	14.0	(1.8)	(12.9)%
Selling, general and administrative expenses	3.0	3.0	—	—	8.4	10.7	(2.3)	(21.5)%
Non-rental depreciation and amortization	0.9	0.9	—	—	2.7	2.7	—	—
Total operating expenses	3.9	3.9	—	—	11.1	13.4	(2.3)	(17.2)%
(Loss) income from operations	(0.4)	1.7	(2.1)	(123.5)%	1.1	0.6	0.5	83.3%
Other expense:
Interest expense, floor plan payable – new equipment	(0.2)	(0.3)	0.1	(33.3)%	(0.7)	(0.9)	0.2	(22.2)%
Interest expense – other	(1.3)	(0.9)	(0.4)	44.4%	(3.5)	(2.2)	(1.3)	59.1%
Other expense	(0.1)	(0.4)	0.3	(75.0)%	(0.7)	(0.5)	(0.2)	40.0%
Total other expense, net	(1.6)	(1.6)	—	—	(4.9)	(3.6)	(1.3)	36.1%
(Loss) income before taxes	$(2.0)	$0.1	$(2.1)	(2100.0)%	$(3.8)	$(3.0)	$(0.8)	26.7%
Segment adjusted EBITDA	$0.3	$2.1	$(1.8)	(85.7)%	$2.9	$4.7	$(1.8)	(38.3)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
New and used equipment sales	80.0%	84.1%	83.3%	81.3%
Parts sales	16.7%	12.1%	14.8%	14.9%
Service revenues	1.3%	1.6%	1.3%	1.3%
Rental revenues	2.0%	2.2%	0.6%	2.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	66.6%	62.2%	66.0%	60.5%
Parts sales	6.7%	3.8%	8.6%	7.1%
Service revenues	2.0%	1.6%	1.9%	1.3%
Rental revenues	0.7%	0.5%	0.2%	—
Rental depreciation	0.7%	1.1%	0.4%	1.7%
Total cost of revenues	76.7%	69.2%	77.1%	70.6%
Gross profit	23.3%	30.8%	22.9%	29.4%

Revenues: Master Distribution segment revenues for the three months ended September 30, 2025 were $15.0 million, a decrease of $3.2 million from the prior year same period. Equipment sales decreased $3.3 million year over year, due to the adverse impact of elevated tariff costs and ongoing trade policy developments affecting the segment. Parts sales increased $0.3 million supported by pricing adjustments aimed at mitigating rising tariff exposure.

Master Distribution segment revenues for the nine months ended September 30, 2025 were $53.3 million, an increase of $5.6 million from the prior year same period. The majority of this growth came from new and used equipment sales, which rose by $5.6 million, as normalized dealer inventories and a more seasonally-aligned delivery cadence improved purchasing behavior across the segments sub-dealer network in the first half of the year. Parts sales were up modestly by $0.8 million year over year with stronger pricing actions beginning in the second quarter to offset softness in the first quarter. Year-to-date performance reflects successful efforts to broaden the segment’s reach while navigating tariff-driven cost volatility, but ongoing trade policy related uncertainty continues to be a headwind for the foreseeable future. The business continues to actively pursue pricing, product positioning, and sourcing strategies to support long-term profitability.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	2025 versus 2024	2025	2024	2025 versus 2024
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	16.7%	26.1%	(9.4)%	20.7%	25.5%	(4.8)%
Parts sales	60.0%	68.2%	(8.2)%	41.8%	52.1%	(10.3)%
Service revenues	(50.0)%	—	NM	(42.9)%	—	NM
Rental revenues	33.3%	25.0%	8.3%	—	33.3%	NM

Segment gross profit	23.3%	30.8%	(7.5)%	22.9%	29.4%	(6.5)%
NM - calculated change not meaningful

For the three months ended September 30, 2025, gross profit margin decreased 750 basis points from the prior year primarily due to influences of elevated tariff costs and the weakening of the US dollar against the Euro. Gross profit margins on new and used equipment sales were 16.7%, a 940 basis point decrease from the prior year quarter largely driven by the impact of tariffs on equipment and limited near-term OEM offset mechanisms. Parts gross profit margin was 60.0% for the three months ended September 30, 2025, down 820 basis points compared to the same period last year following broad-based increases in steel and aluminum tariffs. Although parts pricing actions were implemented during the second quarter of the year to offset margin erosion, and negotiations with major OEMs in the segment have helped to curtail further margin erosion, full recovery to previous parts gross margin levels in the near-term is unlikely under the current tariff environment.

For the nine months ended September 30, 2025, gross profit margin decreased 650 basis points from the prior year reflecting the cumulative effect of sustained tariff-related cost pressures and margin compression on both machine and parts sales. Gross profit margins on new and used equipment sales were 20.7%, down from the prior year and reflective of higher input costs generally related to the weakening of the US dollar against the Euro and the influence of tariffs on imported goods. Parts gross profit margin was 41.8% for the nine months ended September 30, 2025, down 10.3% compared to the same period last year due to both higher import duties as well as unfavorable freight and sourcing costs associated with stocking new product lines. Pricing actions, ongoing cost recovery strategies, and planned volume rebates from OEMs are expected to help stabilize margins in future periods.

Operating expenses: Master Distribution segment operating expenses were $3.9 million and $11.1 million for the three and nine months ended September 30, 2025, respectively. As compared to prior year same periods, there was no change and a decrease of $2.3 million, respectively. The year-to-date decrease is primarily reflective of non-recurring costs incurred in the prior year for non-cash contingent consideration expense associated with the earnout component of the acquisition of Ecoverse in November 2022. Excluding the contingent consideration, operating expenses were relatively flat despite higher revenues in the current year.

Other expense, net: Master Distribution other expense, net was $1.6 million for the three months ended September 30, 2025, flat to prior year. Other expense, net was $4.9 million for the nine months ended September 30, 2025, a year-to-date increase over prior year primarily attributed to higher interest costs on larger inventory balances and a higher effective interest rate given the debt refinance in 2024.

Liquidity and Capital Resources

The nine months ended September 30, 2025 and 2024 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2025, operating activities resulted in net cash used in operations of $0.9 million. Our reported net loss of $68.6 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, gain on divestitures, deferred income taxes, and stock-based compensation, provided net cash inflows of $51.3 million. Changes in working capital included $60.7 million of inventory purchased ($81.8 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and an $18.3 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $64.3 million due to proceeds from the sale of rent-to-sell equipment and $4.9 million in net impact in accounts payable, accrued expenses, leases, and other operating liabilities offset by $28.3 million in net outflows related to manufacturer floor plans, and a $14.1 million net change in prepaid expenses and other assets.

For the nine months ended September 30, 2024, operating activities resulted in net cash provided by operations of $22.1 million. Our reported net loss of $51.5 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of rental equipment, inventory obsolescence and bad debt reserves, loss on debt extinguishment, deferred income taxes, and stock-based compensation, provided net cash inflows of $56.2 million. Changes in working capital included $152.2 million of inventory purchased ($105.6 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $26.5 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $92.5 million due to proceeds from the sale of rent-to-sell equipment, $8.4 million in net inflows related to manufacturer floor plans, and by a $3.2 million net change in prepaid expenses and other assets and unfavorably impacted by a $12.5 million decrease in accounts payable, accrued expenses, leases, and other operating liabilities.

Cash Flow from Investing Activities. For the nine months ended September 30, 2025, our cash used in investing activities was $19.3 million. This was mainly due to $47.6 million purchases of rental equipment and non-rental property and equipment, the acquisition of CEQ as discussed in Note 15, Business Combinations and Divestitures, and other investing activities partially offset by $21.1 million proceeds from the divestitures as discussed in Note 15, $6.8 million proceeds from the sale of rent-to-rent equipment, and $0.4 million proceeds from the sale of non-rental property and equipment.

For the nine months ended September 30, 2024, our cash used in investing activities was $48.0 million. This was mainly due to $59.2 million purchases of rental equipment, non-rental property and equipment, and other investing activities partially offset by $8.9 million proceeds from the sale of rent-to-rent equipment and $2.3 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the nine months ended September 30, 2025, cash provided by financing activities was $20.7 million. This cash inflow was mainly due to the $42.6 million of net proceeds from our line of credit, long-term borrowings, and finance lease obligations. These cash inflows were partially offset by payments of $6.1 million for preferred and common stock dividends, net payments of $8.2 million related to non-manufacturer floor plans, $6.5 million for common stock repurchases, and $1.1 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts, and rental related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $14.1 million in cash as of September 30, 2025. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans, and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions and our growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2025 was $117.0 million, including $81.8 million of transfers from new and used inventory to rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds from rental equipment of $71.1 million for the nine months ended September 30, 2025 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of September 30, 2025, we had $402.5 million of available borrowings under the ABL Facility and Floor Plan Facilities.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities (“Floor Plan Rates”) are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of September 30, 2025 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum.

At September 30, 2025 and December 31, 2024, we had $234.2 million and $182.9 million, respectively, outstanding borrowings under the ABL Facility. At September 30, 2025 and December 31, 2024, we had $340.6 million and $374.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of September 30, 2025, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt, when including the hedge impact of our interest rate cap, would reduce our annual pre-tax earnings by $2.3 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of September 30, 2025 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of September 30, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended September 30, 2025. As of September 30, 2025, the Company had $17.7 million of remaining authorization under its share repurchase program.

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

ALTA EQUIPMENT GROUP INC.

Date: November 6, 2025	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)