Form 10-K
period 2025-12-31
ALTA EQUIPMENT GROUP INC.
filed 2026-02-26
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of Common Stock held by non-affiliates was approximately $162.1 million, calculated by using the closing price of the Common Stock on such date on the New York Stock Exchange of $6.32.

As of February 24, 2026, there were 32,266,582 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
•
economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or sales channels, including taxes and tariffs which impact us, our key suppliers or customers;
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
•
the impact of artificial intelligence, cyber or other security threats, or other disruptions to our businesses;
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

•
changes in global economic and financial markets; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in this annual report on Form 10-K and other filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”).

The foregoing list of factors is not exclusive and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

References herein to “the Company”, “Alta”, “we”, “our” or “us” refers to Alta Equipment Group Inc., and its wholly owned subsidiaries, unless the context requires otherwise.

Item 1. Business.

Overview

We own and operate one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and other material handling equipment, heavy and compact earthmoving equipment, crushing and screening equipment, environmental processing equipment, cranes and aerial work platforms, paving and asphalt equipment, other construction equipment, and allied products. We engage in five principal business activities in these equipment categories:

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

Products and Services

New equipment sales. We sell new heavy construction, material handling, and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts, and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our equipment offerings which include, but are not limited to, automated equipment installation and warehouse management systems integration.

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

OEMs have pushed for consolidation in their dealership networks, and we have been and continue to be one of the few consolidators in our industry. We are one of a very limited number of public equipment dealerships, and we believe our public profile will be a significant advantage when sourcing and competing for acquisition targets. Furthermore, many equipment dealerships are family-owned operations and retiring management teams have struggled to develop succession plans. We are a recognized consolidator in the material handling and construction equipment industries, and many incumbent dealership owners have approached our management about potential sale transactions as a result. We believe these dynamics will contribute to a consistent acquisition pipeline at attractive valuation levels, over the long run.

Competitive Strengths

We believe the following attributes are important to our ability to compete effectively and achieve our financial objectives:

Integrated Dealership Platform Providing Full-Scale Solutions to Customers. We believe that our integrated equipment sales, service, and rental platform services a highly diverse group of customers in the material handling, construction, and environmental processing equipment space, enabling us to profitably grow our revenues over time and providing a competitive advantage over our single channel competitors and traditional equipment rental houses.

Leading Dealer for Equipment Manufacturers. We are a leading U.S. dealer for many globally recognized material handling, construction, and environmental processing equipment OEMs, including Hyster-Yale, Volvo, JCB, Kubota, CNH and Doppstadt. Our primary dealer agreements grant us exclusivity for new equipment, replacement part sales, and diagnostic service software in our territories. The OEM relationships also promote our acquisition strategy, as the OEMs prefer to partner with fewer, larger, financially stable dealerships and view us as a consolidator.

Superior Parts and Services Operations Supporting Customer Relationships. Our parts and service capabilities help customers optimize equipment uptime, which we believe is a key consideration when an equipment customer is making a selection among competing product offerings. The aftermarket parts and service businesses provide us with a relatively predictable, high-margin revenue source that is somewhat insulated from the typical business cycle.

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

High-Quality Rental Fleet for Rent-to-Sell and Rent-to-Rent Programs. Equipment rental is complementary to our new and used equipment sales and is an important component of our business model, allowing customers to be flexible with their capital spend on equipment needed to operate their businesses. Rental operations are fully aligned with our dealership strategy, as the rent-to-sell solution provides an additional sales channel through which we are able to populate our territories with equipment and generate high-margin parts and service revenues thereafter. In addition, our existing equipment customers rely on our rental fleet when facing short-term equipment needs and when customer equipment is being serviced.

Experienced Management Team. Our senior management team is led by Chief Executive Officer (“CEO”) Ryan Greenawalt, Chief Financial Officer (“CFO”) Anthony Colucci, and Chief Legal Officer and General Counsel, Jeffrey Hoover, each of whom has substantial experience in the equipment distribution industry. Our senior leadership is well known and highly respected in the industry. Industry relationships provide a meaningful portion of our acquisition pipeline, as dealership owners frequently approach our management team to discuss a sale. Additionally, our senior leadership team is experienced in managing our business throughout the business cycle.

Business Strategy

We employ the following business strategies:

Align with World-Class OEMs by Securing Dealership Agreements for Exclusive Territories. We represent material handling, construction, and environmental processing equipment OEMs in designated territories (i.e., a county, state, or province). These generally exclusive arrangements pursuant to contractual agreements allow us to take a long-term view to a given marketplace as we invest in rental fleet for the products we represent and build a high-end, complementary product offering that drives wallet share with customers and ultimately allows us, and our OEMs, to focus on growing market share within the territory. Importantly, these agreements give us exclusive rights to purchase OEM parts and access to OEM software which allows us to safely and effectively repair our customers' equipment.

Grow the Field Population of Equipment in Our Territories and Leverage that Equipment to Grow Parts and Service Revenues. We actively populate our territories with new and used equipment, which generates relatively predictable, high-margin parts and service revenues. We follow this strategy with each of our acquisitions into new territories and with new OEM partnerships, growing the field population of equipment through our new, used, and rent-to-sell sales channels upon market entry. As a result, we expect future benefits from increasing aftermarket parts and service revenues driven by the equipment maintenance cycle.

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

Pursue Strategic Acquisitions. Our management team has successfully completed 17 acquisitions since 2020. We have two primary areas of focus when pursuing acquisitions:

•
Territory In-Fill. Within our existing territories, we pursue acquisitions that may provide for new OEM relationships whose equipment will complement the existing product portfolio in a territory, new customer relationships, and pools of skilled technicians. These acquisitions advance the parts and service strategy by simultaneously increasing the field population within the existing territory and expanding the number of skilled technicians to generate relatively predictable, high-margin parts and service revenues.

•
Territorial Expansion. Our geographic footprint has grown through acquisitions, from our original Michigan lift truck territory to a leading equipment dealer with operations in the Midwest, New York, New England, Florida, Nevada, and the Canadian provinces of Ontario, Maritime, and Quebec. In selecting additional territories for acquisition, we prioritize markets with a high density of equipment users.

Pursue Synergistic Verticals. With our existing expertise with commercial equipment dealerships, we pursue strategic opportunities to leverage our knowledge in operating equipment dealerships to grow into other tangential verticals of commercial equipment. With our historic success and customer relationships in equipment distribution for OEMs in exclusive territories, we will pursue growth opportunities in the wholesale equipment distribution sector, where we look to contractually possess master dealer rights to distribute OEM equipment in a significant geographic territory (e.g., North America). Our 2022 acquisition of Ecoverse Industries, LTD (“Ecoverse”) represented our entrance into the wholesale equipment master distribution sector.

Customers

Our customer end markets include food and beverage, diversified manufacturing, automotive, municipal/government, education, pharmaceutical and medical, wholesale and retail distribution, construction, agriculture and forestry, road building, aggregate and mining, utilities and power generation, and recycling and waste management, among others. Our customers vary from small, single machine owners to large construction contractors and leading multi-national commercial companies. In 2025, no single customer accounted for more than 1% of our total revenues. Our top ten customers combined accounted for approximately 6% of our total revenues in 2025.

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

We utilize a customized Enterprise Resource Planning (“ERP”) tool, called e-Emphasys, which includes customer relationship management (“CRM”) functionality. e-Emphasys was designed specifically for equipment dealerships. We believe our ERP and its CRM functionality enhances our sales management capabilities by increasing the productivity of our sales teams and tracking equipment service history to advance our customer support goals.

While our specialized, well-trained sales forces strengthen our customer relationships and foster customer loyalty, we also promote our business through marketing and advertising, including industry publications and trade shows, digital marketing, direct mail campaigns, television and radio, and our website at www.altg.com. The information contained on such websites is not a part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual report on Form 10-K or any other public filing made with the SEC. Advertising and marketing costs are expensed as incurred and for the years ended December 31, 2025, 2024 and 2023 were $8.4 million, $9.9 million, and $10.2 million respectively.

Suppliers

We purchase a significant amount of equipment and parts from a large number of manufacturers with whom we have distribution agreements. We purchased approximately 49% of our equipment and parts sold during the year ended December 31, 2025 from five major OEMs (Volvo, Hyster-Yale, Kubota, CNH, and Takeuchi). Notably, we are the exclusive OEM replacement parts distributor in substantially all our territories, allowing us to provide superior aftermarket service support to our customers.

Information Technology (“IT”) Systems

Among other metrics, our IT systems track new, used and rental inventory and labor utilization statistics, and detailed operational and financial information. Our integrated services platform enables us to closely monitor our performance and our business. Our point-of-sale systems enable us to maintain visibility into all our facilities, permitting universal access to real-time data concerning equipment located at the individual facility locations and the status and maintenance history for each piece of equipment. Our business system is a full suite of highly integrated software solutions intended to manage equipment dealership activities at all essential levels. Real-time data and analytics provide detailed visibility to information across all functional areas, promoting proactive, data-driven decisions. Points of integration with our OEMs and other third-parties have been implemented which have greatly streamlined activities in the areas of operations, customer support, and accounting and finance. Additional operational efficiencies are gained through our use of integrated solutions such as electronic document management, service scheduling and technician dispatch, mobile field service, and mobile equipment inspection. Analytics are provided through a data warehouse which is tightly integrated with the business system, providing real-time reports and key performance indicator dashboards that are tailored to meet the specific needs of each department and region. We also have integrations for account reconciliations, consolidations, transaction matching, and task management that support critical accounting processes such as the financial close, account reconciliations, intercompany accounting, compliance, and reporting.

Our CRM system provides sales and customer information, available rental fleet and inventory information, a quote system, and other organizational tools to assist our sales forces. We maintain a customer database which allows us to monitor the status and maintenance history of our customers’ owned equipment and enables us to provide parts and services to meet their needs. Critical business systems, including our primary ERP solution, are deployed in a private cloud environment, with certain supporting systems and infrastructure remaining on‑premise or in other hosted environments.

Product Warranties

Product warranties for new equipment and parts are provided by our OEM partners. The term and scope of these warranties vary greatly by supplier and by product. The OEMs pay us for repairs we perform on equipment under warranty in our territories.

Seasonality and Weather

The demand for our construction equipment, product support, and rentals tends to be lower in the winter months so severe cold weather conditions typically have a negative impact on our business in our northern territories. That said, some of the negative impact of severe winters can be mitigated given our exposure to the snow removal market and additional service work related to extreme cold temperatures impact on our customers' equipment. Additionally, a notable portion of our construction segment operates in Florida where severe summer heat, thunderstorms, tornados, and hurricanes can impact our customers and business operations.

Parts and service activities are less affected by changes in demand caused by seasonality, especially in our material handling segment and are generally more predictable than our other revenue generating activities based on our knowledge of historical maintenance and service trends as equipment ages.

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

Environmental, Health and Safety Regulations

Environmental

Our facilities and operations are subject to various, comprehensive, and frequently changing federal, state, and local environmental and occupational health and safety laws and regulations in the U.S and Canada. These requirements govern, among other things, the handling, storage, use, and disposal of hazardous materials and wastes and, if any, the associated cleanup of properties affected by discharges, releases, or exposure to pollutants, air quality (emissions) and wastewater, as well as the protection of human health and safety. We currently do not anticipate an adverse effect on our business, financial condition or competitive position as a result of our compliance with such requirements. We will continue to take necessary steps to comply with environmental requirements.

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

Human Capital

Employees

As of December 31, 2025, we had approximately 2,750 employees. Of these employees, approximately 1,175 are skilled technicians paid on an hourly basis and the remainder are hourly and salaried corporate, sales, operating, and administrative personnel. We have approximately 650 employees covered by collective bargaining agreements. We believe our relations with our employees are good, and we have never experienced a long-term work stoppage.

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

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs for our employees as we believe they are core to an engaged and productive employee base. We believe our compensation programs align both individual and team contributions to promote our culture and drive our performance. Substantially all of the Company’s employees are eligible to participate in the Company’s 401(k). Eligible employees may contribute a percentage of their salary up to the Internal Revenue Service limit. The Company may contribute a discretionary percentage of the amount deferred by the employee. Total contributions made by the Company to the 401(k) plan amounted to $5.7 million, $5.8 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In April 2022, the Company's Board of Directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective upon approval by the Company's shareholders at the Annual Meeting of Stockholders on June 9, 2022. On June 8, 2023 the Company filed a Form S-8 to register 325,000 common stock shares, the total shares reserved for the ESPP. On June 17, 2025, the Company filed a Form S-8 to register an additional 670,731 common stock shares reserved for the ESPP. Total contributions made by the Company to the ESPP amounted to $0.4 million, $0.5 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Legal Proceedings

There is no material litigation, arbitration, or governmental proceeding currently pending against us or any members of our management team where the potential liability is not offset by expected insurance proceeds.

Available Information

We electronically file annual reports, quarterly reports, proxy statements, and other reports and information statements with the SEC. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, investors.altg.com, free of charge, as soon as reasonably practicable after they are electronically filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov.

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
•
an increase in costs generally, including the cost of inputs for our OEM's or customers' operations, as a result of tariffs, inflation or other factors;
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
•
a prolonged shutdown of the U.S., state, or local government;
•
an increase in interest rates;
•
adverse foreign currency fluctuations;
•
terrorism, war or hostilities involving the U.S. or Canada;
•
our failure to execute on strategic plans generally;
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

Changes in global economic and financial markets may have a negative effect on our business.

We and our customers are subject to global political, economic, and cost conditions, including inflationary and other pressures. Any changes in U.S. or international trade policies, including tariffs, export controls, quotas, embargoes, or sanctions, or uncertainty with respect to the future of U.S. trade policies, could materially impact our business. For instance, the U.S. had announced “reciprocal” tariffs on imports from several countries and, as a result, our operating environment has suffered from higher material costs and delayed purchasing decisions across several end-market channels. While these tariffs are subject to change, they, and other potential export control regimes, also require additional compliance resources, to comply with federal laws and regulations regarding the importation of products, import taxes or costs, anti-dumping duties, countervailing duties, or similar duties, and could have a materially adverse effect on our operations.

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

In recent years, our industry has been impacted by supply chain disruptions, specifically our major OEM partner supply chains, which have impacted and could continue to impact our operations. Unexpected increases in demand, decreases in production, increases in the cost of raw materials or transportation, or trade wars have in the past impacted pricing for our equipment and parts and could in the future impact our business. These and other potential supply chain disruptions may result in a reduction in industry-wide bookings for equipment. Future supply chain disruptions could also make it difficult to source and distribute our products which could negatively impact our business operations.

The Company purchases a significant amount of our equipment from a limited number of manufacturers. Termination of one or more of the Company’s relationships with any of those manufacturers could have an adverse effect on the Company’s business.

The Company purchases most of our sales and rental equipment, and aftermarket parts from leading, internationally known OEMs. During the year ended December 31, 2025, approximately 49% of the Company’s equipment and aftermarket parts sales were purchased from five major manufacturers (Volvo, Hyster-Yale, Kubota, CNH, and Takeuchi). Although the Company believes we have alternative sources of supply for equipment sales and aftermarket parts we purchase in each of our core product categories, termination of one or more of the Company’s relationships with any of these major suppliers could have an adverse effect on the Company’s business, financial condition and results of operations if we were unable to obtain an adequate replacement supplier.

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

The Company is a distributor of new equipment and parts supplied by leading, nationally recognized suppliers. In certain instances, under the Company’s distribution agreements with these suppliers, manufacturers may generally retain the right to appoint additional dealers and sell directly to national accounts and government agencies. Additionally, many of our distribution agreements grant our suppliers the right to unilaterally terminate distribution agreements with the Company at any time without cause. Any such actions could have an adverse effect on the Company’s business, financial condition and results of operations.

The cost of new equipment the Company sells or purchases for use in our rental fleet may increase and the Company may not be able to pass these increases along to customers or otherwise offset these cost increases in our operation.

The cost of new equipment from manufacturers that the Company sells or purchases for use in our rental fleet may increase as a result of increased raw material costs, including increases in the cost of steel which is a primary material used in most of this equipment, or due to increased regulatory requirements, such as those related to taxes, tariffs, or emissions. These increases could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers. Similarly, any increase in the cost of parts the Company purchases for resale could materially impact the Company’s financial condition and results of operations in future periods if the Company is not able to pass such cost increases through to the Company’s customers.

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

As the Company’s fleet of rental equipment ages, the cost of maintaining such equipment generally increases if not replaced within a certain period of time. Determining the optimal age for the Company’s rental fleet equipment is based on subjective estimates made by the Company’s management team. The Company’s future operating results could be adversely affected because the Company’s maintenance and repair costs on our rental fleet may be higher than anticipated.

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

Artificial Intelligence ("AI") presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We have begun to adopt and integrate generative AI tools into our systems for specific use cases and expect to continue to do so in the future. Our vendors may have also begun to incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors' ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We have begun to incorporate AI technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.

The introduction of AI and machine-learning technologies, particularly generative AI, into internal processes, third-party services and/or new and existing offerings may result in new or expanded risks and liabilities, including those related to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

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

The Company has approximately 650 employees who are covered by a collective bargaining agreement and approximately 2,100 employees who are not represented by unions or covered by collective bargaining agreements. Various unions periodically seek to organize certain departments and/or locations of the Company’s non-union employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages, strikes and/or slowdowns by certain employees of the Company, which could adversely affect the Company’s ability to serve our customers. Further, the inability to reach a feasible agreement could lead to the exit of a region, business line or segment, which could have an adverse effect on our results of operations. Lastly, settlement of actual or threatened labor disputes or an increase in the number of the Company’s employees covered by collective bargaining agreements could have adverse effects on the Company’s labor costs, productivity and business flexibility.

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

The Company has various health plans that cover eligible employees, including a self-insured group health plan, workers compensation, and auto coverage which contain certain stop-loss provisions. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims. Our business may be adversely impacted if our insurance proves to be inadequate. In addition, claims associated with risks we have retained through our self-insurance may exceed our recorded liabilities which could negatively impact future earnings. Accrued health insurance for both known claims and an estimated amount of claims incurred but not reported was $4.4 million and $5.1 million, as of December 31, 2025 and 2024, respectively. Also, if there are significant increases in healthcare costs, the premiums paid by the Company could adversely affect the Company's financial condition and results of operations. Health benefit plan expenses, including benefits paid and insurance premiums, totaled approximately $26.1 million, $30.9 million, and $29.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. If we are unable to control these benefits and costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

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
•
inability to maintain or increase competitive presence;
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

At December 31, 2025, we had $77.8 million of goodwill and $48.0 million of other intangible assets on our Consolidated Balance Sheet. Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill and other intangible assets at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends, and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill and long-lived assets impairment testing, see “Evaluation of Goodwill Impairment” and “Evaluation of Long-lived Asset Impairment (excluding goodwill)” in Note 2, Summary of Significant Accounting Policies.

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

Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s customers’ ability to access capital and could adversely affect the Company’s access to liquidity needed to fund business operations in the future. Additionally, unfavorable financial market conditions may depress demand for the Company’s products and services and/or make it difficult for the Company’s customers to obtain financing and credit on reasonable terms. Unfavorable financial market conditions also may cause more of the Company’s customers to be unable to meet their payment obligations to the Company, increasing delinquencies and credit losses. If the Company is unable to manage credit risk or customer risk adequately, the Company’s credit losses could increase above historical levels and the Company’s operating results would be adversely affected. The Company’s suppliers may also be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability or their competitiveness in the market overall. Additionally, many of our key OEM suppliers provide floor plan financing to the Company through related party captive finance companies (e.g. Volvo Financial Services). To the extent our OEM captive finance partners are impacted by unfavorable capital and/or credit market conditions, the Company’s liquidity position, ability to borrow, or ability to borrow at favorable rates could be adversely impacted. These events could negatively impact the Company’s business, financial condition, results of operations, and cash flows.

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

The Company has operations throughout the U.S. and Canada and purchases capital goods from Europe which exposes us to multiple international, federal, state, and local regulations. Changes in applicable law, regulations or requirements, or the Company’s material failure to comply with any of them, can increase the Company’s costs and have other negative impacts on the Company’s business.

The Company’s 77 branch locations in the U.S. are located in 15 different states, which exposes us to different federal, state, and local regulations and taxation. The Company also has eight locations throughout Canada and acquires inventory from Europe which exposes us to foreign regulations and taxation as well. These laws and requirements address multiple aspects of the Company’s operations, such as worker safety, consumer rights, privacy, employee benefits, taxation, securities law compliance and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by the Company to comply with them, could increase the Company’s costs, affect our reputation, limit our business, consume management’s time and attention or otherwise generally impact our operations and financial results in adverse ways.

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

Key to the Audit Committee's role is its periodic engagement with our cybersecurity team, as further described below, which provides direct communication and alignment on cybersecurity matters between members of our board and management. During these meetings, several areas are reviewed to assess the adequacy and effectiveness of our cybersecurity measures, including:

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

This structured approach to governance and risk oversight, with an emphasis on receiving feedback allows us to align across the Alta organization. By prioritizing the identification and management of cybersecurity risks, we aim to safeguard our assets and maintain the continuity of our business operations in the face of evolving cyber threats.

Management

Our Senior Director of IT and Director of Security and Compliance have primary responsibility for assessing and managing cybersecurity risks. An internal team of cybersecurity professionals execute our cybersecurity program while our Chief Information Officer provides executive oversight. Combined, our experts bring multiple decades of cybersecurity experience and have earned cybersecurity-related certifications. Our internal team is bolstered by strategic third-party security partners leveraged to provide monitoring and response support. Third parties routinely assess our security practices providing tactical assistance or strategic guidance through audits and penetration tests. All members of the team routinely discuss emerging security threats and ways to mitigate risk. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by our use of third-party vendors and service providers, including those that could adversely impact our business in the event of a cybersecurity incident affecting the systems of those vendors and service providers.

The Company’s Senior Director of Information Technology has held IT leadership roles at Alta for approximately 15 years and is responsible for oversight of the Company’s enterprise IT environment, including systems, infrastructure, and technology governance. In this capacity, this role works closely with security and compliance leadership to integrate cybersecurity risk management into technology operations, major system initiatives, and change management processes. The Senior Director of Information Technology participates in governance forums and cross‑functional reviews related to cybersecurity, technology risk, and operational resilience and reports to the Company’s Chief Information Officer.

The Company’s Director of Security & Compliance has been with Alta for approximately 5 years and is responsible for overseeing the Company’s information security and compliance programs, including cybersecurity risk identification, assessment, and coordination of mitigation efforts. This role works closely with IT leadership, management, and internal stakeholders to support cybersecurity governance, regulatory compliance, and security awareness initiatives. The Director of Security & Compliance reports to the Senior Director of Information Technology.

Strategy

We utilize an in-depth layered approach to security to help us respond and mitigate cybersecurity risks, underscoring our commitment to the confidentiality, integrity, and availability of our data and systems. The Company has processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. Our strategy includes the deployment of advanced security products and penetration testing to identify and mitigate vulnerabilities by continuous vulnerability scanning and monitoring by both internal and external teams. This approach is bolstered by backup and recovery protocols, including data resilience, email security measures, and endpoint detection and response systems to thwart malicious activities.

Additionally, our commitment to security is evident in our security awareness training for all employees, dark web monitoring, and threat monitoring.

Our incident response plan is designed to address security incidents effectively, supported by information security policies and the implementation of a security information and event manager system for real-time analysis and reporting of security events and incidents. As part of our security commitment, we undergo penetration testing to assess whether our necessary security controls are maintained.

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

Item 2. Properties.

As of December 31, 2025, we leased substantially all our facilities used in our operations. These leases are generally with terms ranging from month-to-month at some locations to an expiration date in 2039 and are typically structured to include renewal options at our election. We believe our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion. The number of locations in each state, territory, province or country is shown in the table below, as is the number of locations in our Material Handling (MH), Construction (CE), and Master Distribution (MD) segments. Some locations contain operations in multiple segments but are listed as separate locations below.

United States
Connecticut (MH 1, CE 1)	Maine (MH 1, CE 1)	Ohio (CE 2, MD 1)
Florida (CE 10)	Michigan (MH 11, CE 10)	Pennsylvania (CE 4)
Illinois (MH 4, CE 7)	Nevada (MD 1)	Rhode Island (MH 1)
Indiana (MH 2, CE 1)	New Hampshire (MH 1, CE 2)	Vermont (MH 1)
Massachusetts (MH 4, CE 1)	New York (MH 7, CE 3)	Virginia (MH 1)
Canada
Ontario (MH 3, CE 1)	Quebec (MH 2, CE 1)	Maritime (CE 1)

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

Holders

As of February 24, 2026, there were 9 holders of record of our common stock and 1 holder of record of our preferred stock depositary shares.

Dividends

During the years ended December 31, 2025 and 2024, we paid quarterly cash dividends totaling $2,500 per share of our Series A Preferred Stock, or $2.50 per depositary share, which was $3.0 million each year.

During the years ended December 31, 2025 and 2024, we declared and paid quarterly cash dividends on common stock and dividend equivalents on stock-based compensation totaling $0.114 and $0.228 per share, respectively, which was $3.8 million and $7.8 million, respectively.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In connection with the acquisition of Ault Industries, LLC (“Ault”), we issued 163,880 shares during the year ended December 31, 2025 that were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of Securities Act of 1933, as amended.

Securities Repurchases

On July 6, 2022, the Company's Board approved a share repurchase program, which was announced on July 12, 2022, authorizing Alta to repurchase shares of our common stock for an aggregate purchase price of not more than $12.5 million. On October 30, 2024, the Company's Board of Directors approved an increase to the share repurchase program authorization from $12.5 million to $20.0 million, which was announced on November 12, 2024. On May 1, 2025, the Company's Board approved an increase to the Company’s common stock repurchase program authorization from $20.0 million to $30.0 million, announced on May 7, 2025. The increase was allocated to a Rule 10b5-1 Plan whereby the Company directs a fiduciary to purchase the Company’s common stock at pre-determined price intervals. In addition, subject to applicable rules and regulations, the Company may repurchase shares of our common stock from time to time in the open market or by negotiated transactions in compliance with Rule 10b-18 of the Exchange Act. Such purchases will be at times and in amounts as the Company deems appropriate, based on market conditions, cash reserves, cash flow and the balancing of uses of cash for operations, growth, and share repurchase. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. No limit was placed on the duration of the repurchase program. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

The table below sets forth information regarding repurchases by the Company of its common stock during the three months ended December 31, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
October 1, 2025 - October 31, 2025	48,217	5.99	48,217	17.4
November 1, 2025 - November 30, 2025	123,091	5.82	123,091	16.7
December 1, 2025 - December 31, 2025	—	—	—	16.7
Total	171,308	5.87	171,308	16.7

(1) Includes commission costs.

Performance Graph

The following graph compares the five-year cumulative stockholder return (“CSR”) of the Company's common stock as of the last trading day of each fiscal year with that of the Russell 2000 Index and an industry peer group selected by us. The peer group for 2025 consists of the following companies: Herc Holdings Inc.; BlueLinx Holdings Inc.; Trinity Industries, Inc; MarineMax, Inc.; DNOW Inc.; The Manitowoc Company, Inc.; Titan Machinery Inc.; Custom Truck One Source, Inc.; OneWater Marine Inc.; DXP Enterprises, Inc.; Astec Industries, Inc.; Monro, Inc.; Global Industrial Company; America’s Car-Mart, Inc.; and McGrath RentCorp. The peer groups used to calculate Peer Group CSR in prior years are disclosed in our 2025 and 2024 proxy statements.

The performance graph comparison assumes $100 was invested in our common stock, Russell 2000 Index and our peer group on January 1, 2021 and all dividends have been reinvested.

Comparison of Cumulative Return
160.00
140.00
120.00
100.00
80.00
60.00
40.00
1/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Alta Equipment Group
Peer Group
Russell 2000

	Ticker	1/1/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Alta Equipment Group	ALTG	100.00	148.18	134.68	128.35	69.85	50.03
Peer Group	Various	100.00	142.28	131.22	144.05	137.00	125.65
Russell 2000	RUT	100.00	113.69	89.18	102.64	112.93	125.68

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

Equipment Industry Overview 2025

The North American construction equipment market continued to face cyclical softness throughout 2025, although signs of stabilization began to emerge late in the year. Dealer retail sales were subdued year over year, pressured by prolonged interest rate uncertainty, cautious customer sentiment, permitting delays, and pricing instability associated with tariffs across the dealer channel. Privately funded non-residential activity remained weak, particularly among small and mid-sized contractors, while publicly funded infrastructure programs, supported by elevated levels of state-based DOT spending and the Infrastructure Investment and Jobs Act ("IIJA"), continued to provide a meaningful counterbalance against challenged privately funded non-residential activity. The operating environment was further pressured by continued tariff volatility, which contributed to higher material costs and delayed purchasing decisions across several end-market channels. Competitive pricing dynamics and margin compression persisted as OEMs and dealers worked through excess channel inventories, though late-year improvements in dealer purchasing intentions indicate emerging restocking behavior and a healthier demand backdrop heading into 2026. Major construction equipment OEMs have noted expectations for the 2026 North American construction equipment market ranging from a modest contraction to 7% growth.

The North American lift truck market entered a normalization phase in 2025 as the industry continued to work through the elevated backlogs accumulated during the 2021-2022 supply-chain dislocation. Industry bookings softened through the year as customers delayed fleet replacements in response to macroeconomic uncertainty, tariff-driven cost pressures, and reduced equipment utilization in certain manufacturing sectors. As backlogs declined, manufacturers adjusted production schedules accordingly. Despite these near-term headwinds, underlying fundamentals in core material‑handling sectors like food and beverage, retail distribution, and logistics remained constructive. Further, adoption of advanced power solutions, particularly lithium-ion platforms and early-stage automation technologies, also continued to expand across customer fleets. As excess channel inventories continue to be absorbed and customer engagement improving, the lift truck industry expects bookings to strengthen in the latter half of 2026, supporting a more constructive long-term outlook for this segment.

Equipment Inventory Availability, Rental Fleet Investment, and Product Support Trends

Following global supply-chain constraints that characterized 2021 and 2022, equipment availability improved meaningfully during 2023 and 2024, resulting in elevated dealer stock levels industrywide, particularly in the construction equipment segment. This trend continued into early 2025 as channel inventories remained above historical norms in several categories, a dynamic compounded by muted demand from privately funded non-residential contractors and cautious purchasing behavior stemming from tariff volatility and higher financing costs. Despite these broader market pressures and aggressive competitive discounting, we maintained disciplined inventory management and reduced new equipment inventory by $51.5 million year over year, improving asset efficiency and positioning us well entering 2026. Industry survey data indicates that while new equipment inventory levels remained elevated at the beginning of 2025, they trended down modestly throughout the year as OEMs adjusted production schedules and end-market demand began to stabilize.

With equipment availability improving during 2023, we strategically replenished and expanded our rental fleet at a time when utilization and pricing remained strong. During 2024 and into 2025, however, North American rental utilization rates moderated as supply increased across the rental channel and end-market activity softened in several construction-related sectors. In recognition of this trend, we undertook a targeted optimization initiative beginning in mid-2024, aimed at reducing identified excess primarily within our rent-to-sell categories and asset classes with substandard rental return characteristics. This action resulted in a $84.3 million reduction in rental fleet gross cost from June 30, 2024 through December 31, 2025, which included a sizeable divestiture of aerial rental fleet in our Illinois region resulting in a $4.3 million gain on sale. Aligning our rental fleet investment decisions with market demand, focusing on optimizing mix, improving turns, and prioritizing categories with the strongest utilization, margin, and resale performance has enhanced the overall quality of earnings and strengthened the asset efficiency profile of the Company. Rental rates remained stable to slightly positive in 2025, supported by a more rational competitive environment and improving visibility into 2026 project pipelines.

Demand for product support remained resilient in 2025 as customers continued to prioritize equipment uptime amid a more cautious capital investment environment. While overall product support revenues were essentially flat year over year, declining modestly by $0.5 million, from $548.2 million to $547.7 million, growth was tempered by lower equipment utilization across several key end markets, including automotive and manufacturing sectors, which influenced material handling product support activity. Despite this, demand for skilled technician labor continues to underpin a growth-oriented outlook. Elevated deliveries of new equipment in 2022 and 2023 helped to expand the installed base which will soon be entering mid-life service cycles, contributing to an expected lift in parts and service activity. At the same time, the material handling industry’s ongoing transition toward electric lift trucks, while reducing mechanical parts consumption per unit, has continued to shift the revenue mix toward labor-intensive service work based on software diagnostics. We expect this trend to persist as electrified and increasingly autonomous equipment requires advanced diagnostics, firmware management, and OEM-certified service capabilities. Additionally, electric lift trucks create incremental revenue opportunities in batteries, chargers and charging infrastructure, and power management solutions, partially mitigating the long-term decline in traditional parts intensity.

Business Description and Segments

For detailed description of our business and segments, refer to Part I, Item 1, Business, and Note 17, Segments, respectively.

Financial Statement Overview

Our revenues are primarily derived from the sale or rental of equipment and product support (e.g., parts and service) related activities, and consist of:

New equipment sales. We sell new heavy construction, material handling, and environmental processing equipment and are a leading regional distributor for nationally recognized equipment manufacturers. Our new equipment sales operation is a primary source of new customers for our rental, parts, and service business. The majority of our new equipment sales are predicated on exclusive distribution agreements we have with best-in-class OEMs. The sale of new equipment to customers, while profitable from a gross margin perspective, acts as a means of generating equipment field population and activity for our higher-margin aftermarket revenue streams, specifically service and parts. We also sell tangential products and services related to our equipment offerings which include, but are not limited to, automated equipment installation and warehouse management systems integration.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $529.8 million as of December 31, 2025. The original acquisition cost of our rental fleet excludes $3.1 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

New equipment sales. Cost of new equipment sold primarily consists of the total acquisition costs of the new equipment we purchase from third parties and costs to inspect, prepare, and deliver to the customer.

Used equipment sales. Cost of used equipment sold primarily consists of the net book value, or cost, of used equipment we purchase from third parties or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions combined with our inspection, preparation, and delivery costs to sell to the customer.

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

Operating expenses. These costs are comprised of three main components: personnel, operational, and occupancy costs. Personnel costs are comprised of hourly and salaried wages for administrative employees, including incentive compensation, sale commissions, and employee benefits, such as medical benefits. Operational costs include marketing activities, costs associated with deploying and leasing our service vehicle fleet, insurance, IT, office and shop supplies, general corporate costs, depreciation on non-sales and rental-related assets, and intangible amortization. Occupancy costs are comprised of all expenses related to our facility infrastructure, including rent, utilities, property taxes, and building insurance.

Other expense, net. This section of the Consolidated Statements of Operations is mostly comprised of interest expense and other miscellaneous items that result in income or expense. Interest expense is driven by our floor plan facilities, line of credit, senior secured second lien notes, and finance lease arrangements.

Results of Operations

Years ended December 31, 2025 and 2024

Consolidated Results

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$999.3	$987.0	$12.3	1.2%
Parts sales	291.0	294.4	(3.4)	(1.2)%
Service revenues	256.7	253.8	2.9	1.1%
Rental revenues	179.8	203.4	(23.6)	(11.6)%
Rental equipment sales	109.1	138.0	(28.9)	(20.9)%
Total revenues	1,835.9	1,876.6	(40.7)	(2.2)%
Cost of revenues:
New and used equipment sales	858.7	837.9	20.8	2.5%
Parts sales	190.2	196.2	(6.0)	(3.1)%
Service revenues	104.1	105.8	(1.7)	(1.6)%
Rental revenues	20.0	22.5	(2.5)	(11.1)%
Rental depreciation	104.9	115.9	(11.0)	(9.5)%
Rental equipment sales	83.4	104.6	(21.2)	(20.3)%
Total cost of revenues	1,361.3	1,382.9	(21.6)	(1.6)%
Gross profit	474.6	493.7	(19.1)	(3.9)%
Selling, general and administrative expenses	422.7	446.5	(23.8)	(5.3)%
Non-rental depreciation and amortization	28.7	28.6	0.1	0.3%
Total operating expenses	451.4	475.1	(23.7)	(5.0)%
Income from operations	23.2	18.6	4.6	24.7%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(10.9)	(12.1)	1.2	(9.9)%
Interest expense – other	(77.5)	(69.2)	(8.3)	12.0%
Other income	1.8	3.1	(1.3)	(41.9)%
Loss on extinguishment of debt	—	(6.7)	6.7	NM
Gain on divestitures	4.6	—	4.6	NM
Total other expense, net	(82.0)	(84.9)	2.9	(3.4)%
Loss before taxes	(58.8)	(66.3)	7.5	NM
Income tax expense (benefit)	21.5	(4.2)	25.7	NM
Net loss	(80.3)	(62.1)	(18.2)	NM
Preferred stock dividends	(3.0)	(3.0)	—	—
Net loss available to common stockholders	$(83.3)	$(65.1)	$(18.2)	NM
Adjusted EBITDA(1)	$164.4	$168.3	$(3.9)	(2.3)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues
	Year Ended December 31,
	2025	2024
Revenues:
New and used equipment sales	54.4%	52.6%
Parts sales	15.9%	15.7%
Service revenues	14.0%	13.5%
Rental revenues	9.8%	10.8%
Rental equipment sales	5.9%	7.4%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	46.7%	44.6%
Parts sales	10.4%	10.5%
Service revenues	5.7%	5.6%
Rental revenues	1.1%	1.2%
Rental depreciation	5.7%	6.2%
Rental equipment sales	4.5%	5.6%
Total cost of revenues	74.1%	73.7%
Gross profit	25.9%	26.3%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA
	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Net loss available to common stockholders	$(83.3)	$(65.1)	$(18.2)	NM
Depreciation and amortization	133.6	144.5	(10.9)	(7.5)%
Interest expense	88.4	81.3	7.1	8.7%
Income tax expense (benefit)	21.5	(4.2)	25.7	NM
Transaction and consulting costs	4.9	2.3	2.6	NM
Loss on debt extinguishment	—	6.7	(6.7)	NM
Gain on divestitures	(4.6)	—	(4.6)	NM
Share-based incentives	3.8	4.8	(1.0)	(20.8)%
Other expenses	8.0	4.3	3.7	NM
Preferred stock dividend	3.0	3.0	—	—
Loss on auction sale	—	2.8	(2.8)	NM
Showroom-ready equipment interest expense	(10.9)	(12.1)	1.2	(9.9)%
Adjusted EBITDA	$164.4	$168.3	$(3.9)	(2.3)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Total revenues	$1,835.9	$1,876.6	$(40.7)	(2.2)%
Acquisition and divestitures revenues	5.2	7.8
Organic revenues:
New and used equipment sales	997.2	983.1	14.1	1.4%
Parts sales	289.9	294.4	(4.5)	(1.5)%
Service revenues	255.5	253.8	1.7	0.7%
Rental revenues	179.1	199.5	(20.4)	(10.2)%
Rental equipment sales	109.0	138.0	(29.0)	(21.0)%
Total organic revenues	$1,830.7	$1,868.8	$(38.1)	(2.0)%

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

Revenues: Consolidated revenues decreased by $40.7 million to $1,835.9 million for the year ended December 31, 2025 as compared to 2024 as modest gains in new and used equipment sales and service revenues were more than offset by declines experienced within the rental departments of the business. Rental revenues and rental equipment sales declined organically by 10.2% and 21.0%, respectively, representative of a smaller average rental fleet consistent with the Company's ongoing fleet optimization initiatives and lower utilization levels. Across the equipment sales portfolio, performance varied by segment. The Construction Equipment segment delivered year-to-date growth in new and used equipment sales, supported by improved deliveries, competitive OEM programs, and steady demand across key end markets, particularly publicly-funded infrastructure, road building, and aggregate mining. In contrast, the Material Handling segment experienced lower equipment sales, driven by reduced unit deliveries and a modest contraction in market size and share in select geographies as customers continued to delay fleet replacements amid macro uncertainty and tariff-driven cost pressures. Product support revenues remained comparatively stable at the consolidated level. The Material Handling segment experienced declines amid softer parts and service activity due to lower customer fleet utilization, reduced billable headcount, and weaker demand in automotive and general manufacturing end markets. By comparison, the Construction Equipment segment maintained steady product support activity, supported by consistent customer demand and strong field execution. Importantly, technician productivity remained high across the enterprise throughout the period and effective headcount management ensured that our workforce remained aligned with service demand.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Consolidated	GP%	GP%	GP%
New and used equipment sales	14.1%	15.1%	(1.0)%
Parts sales	34.6%	33.4%	1.2%
Service revenues	59.4%	58.3%	1.1%
Rental revenues	30.5%	32.0%	(1.5)%
Rental equipment sales	23.6%	24.2%	(0.6)%

Consolidated gross profit	25.9%	26.3%	(0.4)%

Consolidated gross profit decreased by 40 basis points to 25.9% in the year ended December 31, 2025 compared to 26.3% over the same period in 2024 as margin compression in new and used equipment and rental operations offset gains in parts and service. New and used equipment sales margins decreased 100 basis points to 14.1%, impacted by a less favorable sales mix, heightened competitive pricing conditions stemming from industry oversupply, and rising input costs, including tariff-related increases that were not fully recoverable through pricing actions. Parts gross profit margins increased by 120 basis points from the prior year, reflecting disciplined pricing execution, partially offset by the impact of broad-based tariff increases. Service gross profit margins improved in the year ended December 31, 2025 when compared to the prior year, increasing 110 basis points, supported by stronger labor rate realization, technician efficiency gains, and improved warranty labor recoveries, aligning with ongoing initiatives across both major segments to enhance billable time, reduce non-productive hours, and optimize service profitability. Rental revenues gross profit margin decreased 150 basis points for the year, primarily reflecting the influence of depreciation costs on a reduced revenues base following the Company's fleet optimization efforts, exacerbated by lower utilization levels across several markets. While rental operations experienced lower utilization, strategic disposals of underperforming assets contributed to a 60 basis point compression in rental equipment sales margins. These actions were designed to enhance asset efficiency and support a more disciplined and rationalized rental strategy heading into 2026.

Operating expenses: Consolidated operating expenses decreased by 5.0% to $451.4 million for the year ended December 31, 2025 compared to the prior year, primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs. Further savings were achieved through changes to the Company’s self-insured healthcare program. The sustained reduction in operating expenses reflects disciplined execution and ongoing focus on cost control across the enterprise.

Other expense, net: Consolidated other expense, net for the year ended December 31, 2025 was $82.0 million compared to $84.9 million for the year ended December 31, 2024. The decrease is attributed to the impact of one-time events, specifically the gain on divestitures in 2025 and debt extinguishment losses in 2024 related to refinancing activities, all of which were partially offset by changes in interest expense year over year.

Income tax expense (benefit): The Company recorded an income tax expense of $21.5 million and benefit of $4.2 million for the years ended December 31, 2025 and 2024, respectively. The income tax expense in the current year was primarily due to the One Big Beautiful Bill Act ("OBBBA") enacted into law during the third quarter. Before OBBBA was enacted, interest expense limitation rules positioned the Company in a taxable income situation prior to the application of its net operating losses (“NOLs”), the use of which were limited and unable to shield the entirety of the Company’s taxable income. This resulted in cash taxes paid in recent years which reduced available cash liquidity. As the Company was using its NOLs, there was no need to recognize a valuation allowance against the NOL deferred tax assets ("DTAs"). For the Company, the enactment of the OBBBA legislative changes resulted in a taxable loss position on a trailing 12-quarter recast basis, prior to the application of its NOLs, primarily as a result of the change to the interest expense limitation rules. Thus, future usage of the Company’s NOLs to shield taxable income was no longer more likely than not and a full valuation allowance against those NOL DTAs was deemed appropriate, leading to the significant increase in deferred income tax expense in 2025. Going forward, given the change to the interest expense limitation and the Company now being in a taxable loss situation, cash taxes paid by the Company will be reduced, a benefit to available cash liquidity in the future. The income tax benefit in 2024 was primarily due to pre-tax losses partially offset by the valuation allowance recorded against a portion of the DTA relating to the U.S. disallowed interest expense carryforwards created by the provisions of the Tax Cuts and Jobs Act of 2018 ("TCJA").

Material Handling Results

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$335.4	$365.2	$(29.8)	(8.2)%
Parts sales	95.1	99.6	(4.5)	(4.5)%
Service revenues	133.9	135.9	(2.0)	(1.5)%
Rental revenues	70.0	76.2	(6.2)	(8.1)%
Rental equipment sales	19.9	10.5	9.4	89.5%
Total revenues	654.3	687.4	(33.1)	(4.8)%
Cost of revenues:
New and used equipment sales	274.6	300.2	(25.6)	(8.5)%
Parts sales	58.8	62.6	(3.8)	(6.1)%
Service revenues	54.8	56.2	(1.4)	(2.5)%
Rental revenues	5.0	6.5	(1.5)	(23.1)%
Rental depreciation	31.9	31.6	0.3	0.9%
Rental equipment sales	13.5	7.6	5.9	77.6%
Total cost of revenues	438.6	464.7	(26.1)	(5.6)%
Gross profit	215.7	222.7	(7.0)	(3.1)%
Selling, general and administrative expenses	181.6	184.7	(3.1)	(1.7)%
Non-rental depreciation and amortization	8.6	9.4	(0.8)	(8.5)%
Total operating expenses	190.2	194.1	(3.9)	(2.0)%
Income from operations	25.5	28.6	(3.1)	(10.8)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.7)	(3.6)	0.9	(25.0)%
Interest expense – other	(22.3)	(20.6)	(1.7)	8.3%
Other income	0.4	0.6	(0.2)	(33.3)%
Gain on divestitures	0.3	—	0.3	NA
Total other expense, net	(24.3)	(23.6)	(0.7)	3.0%
Income before taxes	$1.2	$5.0	$(3.8)	(76.0)%
Segment adjusted EBITDA	$65.3	$70.1	$(4.8)	(6.8)%

	Percent of Revenues
	Year Ended December 31,
	2025	2024
Revenues:
New and used equipment sales	51.3%	53.1%
Parts sales	14.5%	14.5%
Service revenues	20.5%	19.8%
Rental revenues	10.7%	11.1%
Rental equipment sales	3.0%	1.5%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.9%	43.7%
Parts sales	8.9%	9.1%
Service revenues	8.4%	8.2%
Rental revenues	0.8%	0.9%
Rental depreciation	4.9%	4.6%
Rental equipment sales	2.1%	1.1%
Total cost of revenues	67.0%	67.6%
Gross profit	33.0%	32.4%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Total revenues	$654.3	$687.4	$(33.1)	(4.8)%
Acquisition and divestiture revenues	5.2	3.9
Organic revenues:
New and used equipment sales	333.3	361.3	(28.0)	(7.7)%
Parts sales	94.0	99.6	(5.6)	(5.6)%
Service revenues	132.7	135.9	(3.2)	(2.4)%
Rental revenues	69.3	76.2	(6.9)	(9.1)%
Rental equipment sales	19.8	10.5	9.3	88.6%
Total organic revenues	$649.1	$683.5	$(34.4)	(5.0)%

Revenues: Material Handling segment revenues decreased by $33.1 million to $654.3 million for the year ended December 31, 2025 as compared to the same period last year. Organic revenues declined $34.4 million, or 5.0% for the year ended December 31, 2025, reflecting a demand environment consistent with the broader lift-truck industry's 2025 performance, in which customers delayed fleet replacements and reduced capital commitments amid macro uncertainty and tariff-related cost pressures. Organic new and used equipment sales decreased by 7.7% driven by softer industry bookings throughout 2025 as customers continued to defer capital expenditures, extended replacement cycles, and moderated utilization levels across several end markets, most prominently experienced in automotive and manufacturing sectors. The trends experienced in 2025 aligned with broader market behaviors, as the industry’s continued absorption of backlogs originating from the 2021-2022 supply-chain disruptions tempered quoting velocity and order intake overall. Product support revenues declined $8.8 million organically, with a $5.6 million reduction in parts sales and a $3.2 million decrease in service revenues. While overall product support held relatively resilient, softer activity in key customer verticals such as automotive and general manufacturing contributed to the business carrying a lower billable technician headcount year over year. Rental revenues decreased 9.1% organically for the year ended December 31, 2025 as compared to last year reflecting a lower average volume of fleet on rent in select markets, mainly in our Midwest and Canada regions. In contrast, rental equipment sales increased $9.3 million organically, or 88.6%, supported by targeted disposals of underutilized assets and matching customer demand for cost effective used equipment alternatives. The increase in rental equipment sales aligns with the Company's 2024-2025 fleet optimization initiatives aimed at reducing excess rental fleet and improving overall asset efficiency.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	18.1%	17.8%	0.3%
Parts sales	38.2%	37.1%	1.1%
Service revenues	59.1%	58.6%	0.5%
Rental revenues	47.3%	50.0%	(2.7)%
Rental equipment sales	32.2%	27.6%	4.6%

Segment gross profit	33.0%	32.4%	0.6%

Material Handling gross profit for the year ended December 31, 2025 increased 60 basis points to 33.0% compared to the same period in 2024. New and used equipment gross margins improved partly due to the absence of the prior-year fourth-quarter auction disposition activity that had compressed used equipment margins, along with reduced pressure on used equipment pricing. Although used equipment margins improved, overall margin performance was tempered somewhat by sales-mix variances and tariff-related cost pressures concentrated in the new equipment category, where margins held relatively stable due to the ability to pass through much of these upstream costs. Parts gross margins improved slightly on disciplined pricing execution and are in line with expectations. Service margins aligned with expectations and improved by 50 basis points for the year ended December 31, 2025, supported by selective effective labor rate increases, though partially offset by modest unfavorable quote variances. Rental revenues gross margins declined 270 basis points primarily due to the influence of fixed depreciation costs on a lower revenues base, occurring most acutely in our Midwest region. Offsetting these impacts, rental equipment sales margins improved, supported by the strategic disposal of aging assets and strong demand for competitively priced used equipment.

Operating expenses: Operating expenses decreased by $3.9 million to $190.2 million for the year ended December 31, 2025 as compared to the prior year, primarily due to cost savings initiatives implemented in the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan. Further contributing to the year-over-year reduction was a decline in fuel costs, which provided meaningful benefit given the scale of our field-based technician workforce.

Other expense, net: Other expenses increased by $0.7 million to $24.3 million for the year ended December 31, 2025 as compared to the same period last year mainly reflecting higher interest expense resulting from increased debt levels and a higher effective interest rate following our 2024 debt refinancing, partially offset by a gain on divestiture from the sale of the Dock and Door division of our business in the New York and Boston regions.

Construction Equipment Results

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$610.5	$574.4	$36.1	6.3%
Parts sales	185.8	186.7	(0.9)	(0.5)%
Service revenues	121.7	117.1	4.6	3.9%
Rental revenues	109.5	125.7	(16.2)	(12.9)%
Rental equipment sales	89.2	127.5	(38.3)	(30.0)%
Total revenues	1,116.7	1,131.4	(14.7)	(1.3)%
Cost of revenues:
New and used equipment sales	542.2	503.3	38.9	7.7%
Parts sales	125.7	129.5	(3.8)	(2.9)%
Service revenues	48.3	48.8	(0.5)	(1.0)%
Rental revenues	15.0	16.0	(1.0)	(6.3)%
Rental depreciation	72.1	82.7	(10.6)	(12.8)%
Rental equipment sales	69.9	97.0	(27.1)	(27.9)%
Total cost of revenues	873.2	877.3	(4.1)	(0.5)%
Gross profit	243.5	254.1	(10.6)	(4.2)%
Selling, general and administrative expenses	211.2	229.6	(18.4)	(8.0)%
Non-rental depreciation and amortization	16.1	15.2	0.9	5.9%
Total operating expenses	227.3	244.8	(17.5)	(7.1)%
Income from operations	16.2	9.3	6.9	74.2%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(7.1)	(7.3)	0.2	(2.7)%
Interest expense – other	(43.8)	(41.2)	(2.6)	6.3%
Other income	2.0	2.4	(0.4)	(16.7)%
Gain on divestitures	4.3	—	4.3	NA
Total other expense, net	(44.6)	(46.1)	1.5	(3.3)%
Loss before taxes	$(28.4)	$(36.8)	$8.4	(22.8)%
Segment adjusted EBITDA	$101.0	$104.2	$(3.2)	(3.1)%

	Percent of Revenues
	Year Ended December 31,
	2025	2024
Revenues:
New and used equipment sales	54.7%	50.7%
Parts sales	16.6%	16.5%
Service revenues	10.9%	10.4%
Rental revenues	9.8%	11.1%
Rental equipment sales	8.0%	11.3%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	48.5%	44.5%
Parts sales	11.3%	11.4%
Service revenues	4.3%	4.3%
Rental revenues	1.3%	1.4%
Rental depreciation	6.5%	7.3%
Rental equipment sales	6.3%	8.6%
Total cost of revenues	78.2%	77.5%
Gross profit	21.8%	22.5%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Total revenues	$1,116.7	$1,131.4	$(14.7)	(1.3)%
Divestiture revenues	—	3.9
Organic revenues:
New and used equipment sales	610.5	574.4	36.1	6.3%
Parts sales	185.8	186.7	(0.9)	(0.5)%
Service revenues	121.7	117.1	4.6	3.9%
Rental revenues	109.5	121.8	(12.3)	(10.1)%
Rental equipment sales	89.2	127.5	(38.3)	(30.0)%
Total organic revenues	$1,116.7	$1,127.5	$(10.8)	(1.0)%

Revenues: Construction Equipment segment revenues decreased by 1.3% to $1,116.7 million for the year ended December 31, 2025 versus prior year. Organically, the segment revenues decreased 1.0% for the year ended December 31, 2025 as compared to the same period last year. Organic new and used equipment sales increased $36.1 million, or 6.3%, with most of the growth occurring in the second and fourth quarters. This performance was supported by competitive OEM promotional programs, increased customer purchasing activity tied to OBBBA legislation that enhanced bonus depreciation benefits on equipment acquisitions, and steady demand across key end markets, such as road building and aggregate mining. Product support revenues, consisting of parts and service, increased 1.2% organically, aided by improved pricing and continued technician efficiency improvements in several regions. Rental revenues decreased 10.1%, on an organic basis for the year ended December 31, 2025 as compared to the prior year driven by a lower average rental fleet size between the comparable periods and reduced fleet utilization in select markets. The year-over-year decline is a byproduct of the Company’s strategic repositioning of its rent-to-sell fleet to better align with current market conditions and focus on higher return asset categories. Rental equipment sales decreased for the year ended December 31, 2025 by $38.3 million due to the significant sales activity in late 2024 leading to lower levels of rent-to-sell fleet available for retail disposition during the current year, the aforementioned strategic repositioning of the segments rent-to-sell fleet, and reduced throughput of lightly used, rent-to-sell heavy equipment to our customer base in 2025.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	11.2%	12.4%	(1.2)%
Parts sales	32.3%	30.6%	1.7%
Service revenues	60.3%	58.3%	2.0%
Rental revenues	20.5%	21.5%	(1.0)%
Rental equipment sales	21.6%	23.9%	(2.3)%

Segment gross profit	21.8%	22.5%	(0.7)%

Construction Equipment gross profit decreased by 70 basis points to 21.8% from 22.5% for the year ended December 31, 2025 as compared to 2024 driven primarily by lower margins on equipment sales. New and used equipment sales margins decreased by 120 basis points to 11.2%, reflecting a less favorable product mix and heightened pricing competitiveness across the industry as OEMs and dealers worked through elevated channel inventories for much of the year. These dynamics were consistent with broader market conditions as the industry sought to normalize inventory levels. Rental equipment sales gross margin for the year ended December 31, 2025 decreased by 230 basis points, reflecting the Company's deliberate reduction of underutilized rent-to-sell assets as part of its strategy to dispose of underperforming equipment, optimize fleet mix, and enhance long-term returns and asset efficiency. Parts sales margins improved by 170 basis points for the year ended December 31, 2025, remaining within expected ranges, supported by continued pricing discipline. Service gross margins increased by 200 basis points due to improved labor rate realization, technician efficiency gains, and improved warranty recovery, a result consistent with ongoing initiatives to increase billable hours, manage non‑productive time, and strengthen warranty recovery processes across the network. Rental revenues gross margin for the year ended December 31, 2025 decreased by 100 basis points compared to the same period last year a result of a reduced amount of fleet on rent.

Operating expenses: Construction Equipment operating expenses decreased by $17.5 million to $227.3 million for the year ended December 31, 2025 as compared to 2024, reflecting the full impact of cost savings initiatives implemented during the second half of 2024 and early 2025. These initiatives included workforce optimization measures that resulted in improved efficiency and reduced personnel-related costs, including expenses associated with the Company’s self-insured health plan. Additional expense savings were realized through more efficient advertising and promotional activities as well as greater discipline in managing customer relationship-related costs.

Other expense, net: Construction Equipment other expense, net decreased by $1.5 million to $44.6 million for the year ended December 31, 2025 as compared to the same period in 2024. The variance was driven by the gain on the divestiture of substantially all our aerial fleet rental business in the greater Chicago area and was partially offset by increased interest expense due to higher nominal levels of debt and the increase in our effective interest rate associated with the debt refinancing in 2024.

Master Distribution Results

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
Revenues:
New and used equipment sales	$55.6	$48.0	$7.6	15.8%
Parts sales	10.5	8.9	1.6	18.0%
Service revenues	0.9	0.8	0.1	12.5%
Rental revenues	0.3	1.5	(1.2)	(80.0)%
Total revenues	67.3	59.2	8.1	13.7%
Cost of revenues:
New and used equipment sales	44.2	35.9	8.3	23.1%
Parts sales	6.1	5.0	1.1	22.0%
Service revenues	1.1	0.9	0.2	22.2%
Rental revenues	0.1	—	0.1	NA
Rental depreciation	0.3	1.1	(0.8)	(72.7)%
Total cost of revenues	51.8	42.9	8.9	20.7%
Gross profit	15.5	16.3	(0.8)	(4.9)%
Selling, general and administrative expenses	8.2	13.0	(4.8)	(36.9)%
Non-rental depreciation and amortization	3.6	3.5	0.1	2.9%
Total operating expenses	11.8	16.5	(4.7)	(28.5)%
Income (loss) from operations	3.7	(0.2)	3.9	NM
Other expense:
Interest expense, floor plan payable – new equipment	(0.9)	(1.4)	0.5	(35.7)%
Interest expense – other	(4.8)	(3.1)	(1.7)	54.8%
Other expense	(0.8)	(0.3)	(0.5)	166.7%
Total other expense, net	(6.5)	(4.8)	(1.7)	35.4%
Loss before taxes	$(2.8)	$(5.0)	$2.2	(44.0)%
Segment adjusted EBITDA	$3.4	$4.7	$(1.3)	(27.7)%
NM - calculated change not meaningful

	Percent of Revenues
	Year Ended December 31,
	2025	2024
Revenues:
New and used equipment sales	82.7%	81.1%
Parts sales	15.6%	15.0%
Service revenues	1.3%	1.4%
Rental revenues	0.4%	2.5%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	65.8%	60.6%
Parts sales	9.1%	8.5%
Service revenues	1.6%	1.5%
Rental revenues	0.1%	—
Rental depreciation	0.4%	1.9%
Total cost of revenues	77.0%	72.5%
Gross profit	23.0%	27.5%

Revenues: Master Distribution segment revenues for the year ended December 31, 2025 were $67.3 million, an increase of $8.1 million from the prior year same period. The majority of this growth came from new and used equipment sales, which rose by $7.6 million, as normalized dealer inventories and a more seasonally-aligned delivery cadence improved purchasing behavior across the segments sub-dealer network in the first half of the year. Parts sales were improved for the year ended December 31, 2025 as pricing actions beginning in the second quarter offset tariff-driven cost increases. The business segment continues to actively pursue pricing and sourcing strategies to support long-term profitability given its direct exposure to European OEMs which are subject to U.S. tariffs.

Gross profit (GP):

	Year Ended December 31,		Increase (Decrease)
	2025	2024	2025 versus 2024
	GP%	GP%	GP%
New and used equipment sales	20.5%	25.2%	(4.7)%
Parts sales	41.9%	43.8%	(1.9)%
Service revenues	(22.2)%	(12.5)%	NM
Rental revenues	(33.3)%	26.7%	NM

Segment gross profit	23.0%	27.5%	(4.5)%
NM - calculated change not meaningful

For the year ended December 31, 2025, gross profit margin on new and used equipment sales were 20.5%, down from the prior year and reflective of higher input costs generally related to the weakening of the U.S. dollar against the Euro and the influence of tariffs on imported goods. Parts sales gross profit margin were 41.9% for the year ended December 31, 2025, down 190 basis points compared to the same period last year, following broad-based increases in steel and aluminum tariffs partially offset by parts pricing actions and negotiations with major OEMs. These pricing actions, together with alternative sourcing initiatives, are expected to support margin stabilization in future periods.

Operating expenses: Master Distribution segment operating expenses were $11.8 million for the year ended December 31, 2025, down $4.7 million from 2024. The decrease primarily reflects non-recurring costs incurred in the prior year for non-cash contingent consideration expense associated with the earnout component of the acquisition of Ecoverse. Removing the impact of earn-out related expenses, operating expenses were relatively flat despite higher revenues in the current year.

Other expense, net: Master Distribution other expense was $6.5 million for the year ended December 31, 2025, an increase of $1.7 million over the prior year primarily attributed to higher interest costs on larger inventory balances and a higher effective interest rate given the debt refinance in 2024.

Liquidity and Capital Resources

Years ended December 31, 2025 and 2024 Cash Flows

Cash Flow from Operating Activities. Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the year ended December 31, 2025, operating activities resulted in net cash provided by operations of $33.0 million. Our reported net loss of $80.3 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, gain on divestitures, deferred income taxes, and stock-based compensation, provided net cash inflows of $57.3 million. Changes in working capital included $48.9 million of inventory purchased ($100.0 million of inventory was transferred into our rental fleet for replenishment purposes), and an $11.2 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $98.2 million due to proceeds from the sale of rent-to-sell equipment and unfavorably impacted by $55.4 million in net outflows related to manufacturer floor plans, a $18.4 million decrease in accounts payable, accrued expenses, leases, and other operating liabilities, and an $11.0 million net change in prepaid expenses and other assets.

For the year ended December 31, 2024, operating activities resulted in net cash provided by operations of $57.0 million. Our reported net loss of $62.1 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, loss on debt extinguishment, deferred income taxes, and stock-based compensation, provided net cash inflows of $63.5 million. Changes in working capital included $145.3 million of inventory purchased ($120.6 million was transferred into our rental fleet for replenishment purposes), and a $42.7 million decrease in accounts receivable. Cash flows from operating activities were favorably impacted by $126.1 million due to proceeds from the sale of rent-to-sell equipment and a $4.3 million net change in prepaid expenses and other assets and unfavorably impacted by a $26.5 million decrease in accounts payable, accrued expenses, leases, and other operating liabilities, and $7.8 million in net outflows related to manufacturer floor plans.

Cash Flow from Investing Activities. For the year ended December 31, 2025, our cash used in investing activities was $22.7 million. This was mainly due to $55.0 million purchases of rental equipment and non-rental property and equipment and intangibles, the acquisition of CEQ as discussed in Note 15, Business Combinations and Divestitures, and other investing activities partially offset by $20.9 million proceeds from the two divestitures discussed in Note 15, and $11.4 million proceeds from the sale of rent-to-rent equipment and non-rental property and equipment.

For the year ended December 31, 2024, our cash used in investing activities was $56.2 million. This was mainly due to $73.4 million purchases of rent-to-rent equipment, non-rental property and equipment, and other investing activities partially offset by $17.2 million proceeds from the sale of rent-to-rent equipment and non-rental property and equipment.

Cash Flow from Financing Activities. For the year ended December 31, 2025, cash used in financing activities was $5.3 million. This cash outflow was due to payments of $6.9 million for preferred and common stock dividends, net payments of $7.0 million related to non-manufacturer floor plans, $7.5 million for common stock repurchases, and $2.9 million related to other financing activities partially offset by $19.0 million of net proceeds from our line of credit, long-term borrowings, and finance lease obligations.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental-related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $18.6 million in cash as of December 31, 2025. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, the state of our industry and the markets we serve, and our growth prospects. Our gross rental fleet capital expenditures for the period ended December 31, 2025 were approximately $141.8 million, including $100.0 million of transfers from new and used inventory to rent-to-sell rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of approximately $109.1 million for the period ended December 31, 2025 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our liquidity needs for the foreseeable future. As of December 31, 2025, we had $424.4 million of available borrowings under the revolving line of credit and floor plans.

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

Revenue Recognition

Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue Recognition, herein for more information.

Impairment of Goodwill and Long-lived Assets

Refer to Note 2, Summary of Significant Accounting Policies, herein for more information.

Useful Lives of Property and Equipment and Rental Fleet

We depreciate rental equipment and property and equipment over their estimated useful lives. The useful life of property and equipment is determined based on the classification grouping of the asset. The useful life of rental equipment is determined based on our estimate of the period the asset will generate revenues. The principal methods of depreciation used are straight-line basis over the estimated useful lives or percentage of rental revenues based on the unit of activity method. We periodically review the assumptions used in calculating rates of depreciation. We may be required to change these estimates based on changes in our industry or changes in other circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. The amount of depreciation expense we record is highly dependent upon the estimated useful lives assigned to each category of equipment and the utilization of equipment where the unit of activity method is applied.

Generally, we assign the following useful lives to the below categories of Property and Equipment and Rental Fleet:

Estimated Useful Life
Transportation equipment (autos and trucks)	2 – 5 years
Rental fleet	5 – 10 years
Machinery and equipment excluding rental fleet	3 – 20 years
Office equipment	5 – 7 years
Computer equipment	2 – 5 years
Leasehold improvements	3 – 15 years

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks primarily consist of interest rate risk associated with our variable rate debt, fixed rate debt when refinancing, prices of certain commodities, and foreign currency exchange rate risks. From time to time, we employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel, and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the asset-based revolving line of credit (“ABL Facility”) and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the Secured Overnight Financing Rate (“SOFR”) (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities (“Floor Plan Rates”) are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of December 31, 2025, the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum, excluding OEM subsidies on the Floor Plan Facilities.

At December 31, 2025 and 2024, we had $213.6 million and $182.9 million, respectively, outstanding borrowings under the ABL Facility. At December 31, 2025 and 2024, we had $313.6 million and $374.9 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of December 31, 2025, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt would reduce our annual pre-tax earnings by $4.0 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Senior Secured Second Lien Notes (the “Notes”) of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of December 31, 2025 on the Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

Commodity price risk: The market prices of diesel and unleaded fuels are unpredictable and can fluctuate significantly. Due to the volume of fuel we purchase each year, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we enter into fixed price swap contracts to purchase gasoline and diesel fuel related to forecasted fuel purchases. For the purchases of unleaded and diesel fuel that we expect to purchase at market prices in the next 12 months, each $1.00 per gallon increase in the price of diesel and unleaded fuel, holding other variables constant, would not have a material impact on our pre-tax income when including the fixed price swap contracts.

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income that we report from one period to the next. Based upon balances and exchange rates as of December 31, 2025, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alta Equipment Group Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2026

We have served as the Company's auditor since 2022.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Cash	$18.6	$13.4
Accounts receivable, net of allowances of $11.3 and $10.7 as of December 31, 2025 and December 31, 2024, respectively	186.7	199.7
Inventories, net	473.3	535.9
Prepaid expenses and other current assets	31.6	25.5
Total current assets	710.2	774.5

NON-CURRENT ASSETS
Property and equipment, net	73.3	81.6
Rental fleet, net	313.7	358.8
Operating lease right-of-use assets, net	108.3	113.0
Goodwill	77.8	77.5
Other intangible assets, net	48.0	54.7
Other assets	5.0	20.3
TOTAL ASSETS	$1,336.3	$1,480.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$241.0	$293.4
Floor plan payable – used and rental equipment	72.3	81.1
Current portion of long-term debt	11.0	10.5
Accounts payable	77.7	91.5
Customer deposits	15.0	14.8
Accrued expenses	45.3	51.2
Current operating lease liabilities	15.0	15.1
Current deferred revenue	13.7	13.0
Other current liabilities	4.0	6.6
Total current liabilities	495.0	577.2

NON-CURRENT LIABILITIES
Line of credit, net	211.3	179.8
Long-term debt, net of current portion	484.5	480.0
Finance lease obligations, net of current portion	28.2	35.5
Deferred revenue, net of current portion	5.0	4.3
Long-term operating lease liabilities, net of current portion	100.1	103.5
Deferred tax liabilities	14.6	10.8
Other liabilities	6.4	11.7
TOTAL LIABILITIES	1,345.1	1,402.8
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both December 31, 2025 and December 31, 2024 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,153,525 and 32,762,135 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	248.4	243.5
Treasury stock at cost, 2,904,614 and 1,587,702 shares of common stock held at December 31, 2025 and December 31, 2024, respectively	(19.2)	(11.7)
Accumulated deficit	(236.4)	(149.3)
Accumulated other comprehensive loss	(1.6)	(4.9)
TOTAL STOCKHOLDERS’ EQUITY	(8.8)	77.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,336.3	$1,480.4

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
New and used equipment sales	$999.3	$987.0	$1,025.9
Parts sales	291.0	294.4	278.3
Service revenues	256.7	253.8	241.3
Rental revenues	179.8	203.4	202.4
Rental equipment sales	109.1	138.0	128.9
Total revenues	1,835.9	1,876.6	1,876.8
Cost of revenues:
New and used equipment sales	858.7	837.9	853.6
Parts sales	190.2	196.2	183.2
Service revenues	104.1	105.8	103.4
Rental revenues	20.0	22.5	24.8
Rental depreciation	104.9	115.9	110.1
Rental equipment sales	83.4	104.6	94.5
Total cost of revenues	1,361.3	1,382.9	1,369.6
Gross profit	474.6	493.7	507.2
Selling, general and administrative expenses	422.7	446.5	430.3
Non-rental depreciation and amortization	28.7	28.6	22.5
Total operating expenses	451.4	475.1	452.8
Income from operations	23.2	18.6	54.4
Other (expense) income:
Interest expense, floor plan payable – new equipment	(10.9)	(12.1)	(8.4)
Interest expense – other	(77.5)	(69.2)	(48.6)
Other income	1.8	3.1	5.1
Loss on extinguishment of debt	—	(6.7)	—
Gain on divestitures	4.6	—	—
Total other expense, net	(82.0)	(84.9)	(51.9)
(Loss) income before taxes	(58.8)	(66.3)	2.5
Income tax expense (benefit)	21.5	(4.2)	(6.4)
Net (loss) income	(80.3)	(62.1)	8.9
Preferred stock dividends	(3.0)	(3.0)	(3.0)
Net (loss) income available to common stockholders	$(83.3)	$(65.1)	$5.9
Basic (loss) income per share	$(2.55)	$(1.96)	$0.18
Diluted (loss) income per share	$(2.55)	$(1.96)	$0.18
Basic weighted average common shares outstanding	32,711,790	33,179,598	32,447,754
Diluted weighted average common shares outstanding	32,711,790	33,179,598	32,877,507

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(80.3)	$(62.1)	$8.9
Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	(3.6)	1.6
Change in fair value of derivative, net of tax	1.4	0.5	(0.5)
Total other comprehensive income (loss) (1)	3.3	(3.1)	1.1
Comprehensive (loss) income	$(77.0)	$(65.2)	$10.0

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023. There were no material taxes associated with Total other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share and per share amounts)

	Years Ended December 31, 2025, 2024 and 2023
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	1,200,000	$—	32,194,243	$—	$222.8	$(74.2)	$(5.9)	$(2.9)	$139.8
Net income	—	—	—	—	—	8.9	—	—	8.9
Dividends on preferred stock, $2.50 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.228 per share	—	—	—	—	—	(7.6)	—	—	(7.6)
Impact of adoption of new accounting standard	—	—	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation, including employee stock purchase plan	—	—	175,577	—	4.3	—	—	—	4.3
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.6	1.6
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	(0.5)	(0.5)
Acquisition contingent consideration	—	—	—	—	6.3	—	—	—	6.3
Proceeds from stockholder short-swing profits	—	—	—	—	0.4	—	—	—	0.4
Balance at December 31, 2023	1,200,000	$—	32,369,820	$—	$233.8	$(76.4)	$(5.9)	$(1.8)	$149.7
Net loss	—	—	—	—	—	(62.1)	—	—	(62.1)
Dividends on preferred stock, $2.50 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.228 per share	—	—	—	—	—	(7.8)	—	—	(7.8)
Stock-based compensation, including employee stock purchase plan	—	—	614,108	—	6.7	—	—	—	6.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3.6)	(3.6)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.5	0.5
Acquisition contingent consideration	—	—	503,727	—	3.0	—	—	—	3.0
Repurchase of common stock	—	—	(725,520)	—	—	—	(5.8)	—	(5.8)
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(80.3)	—	—	(80.3)
Dividends on preferred stock, $2.50 per share	—	—	—	—	—	(3.0)	—	—	(3.0)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.114 per share	—	—	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation including employee stock purchase plan	—	—	544,422	—	4.9	—	—	—	4.9
Acquisition contingent consideration	—	—	163,880	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.9	1.9
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	1.4	1.4
Repurchase of common stock	—	—	(1,316,912)	—	—	—	(7.5)	—	(7.5)
Balance at December 31, 2025	1,200,000	$—	32,153,525	$—	$248.4	$(236.4)	$(19.2)	$(1.6)	$(8.8)

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(80.3)	$(62.1)	$8.9
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	133.6	144.5	132.6
Amortization of debt discount and debt issuance costs	5.4	4.2	2.0
Gain on sale of property and rental equipment	(25.9)	(34.5)	(34.2)
Provision for inventory reserves	0.8	1.5	2.2
Provision for losses on accounts receivable	3.2	5.7	7.2
Gain on divestitures	(4.6)	—	—
Loss on debt extinguishment	—	6.7	—
Stock-based compensation expense	3.8	4.8	4.3
Changes in deferred income taxes	20.8	(8.6)	(10.1)
Other operating activities	0.5	1.3	(1.1)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	11.2	42.7	(16.6)
Inventories	(48.9)	(145.3)	(286.3)
Proceeds from sale of rental equipment - rent-to-sell	98.2	126.1	123.5
Prepaid expenses and other assets	(11.0)	4.3	0.5
Manufacturers floor plans payable	(55.4)	(7.8)	122.5
Accounts payable, accrued expenses, leases, and other operating liabilities	(18.4)	(26.5)	3.0
Net cash provided by operating activities	33.0	57.0	58.4
INVESTING ACTIVITIES
Expenditures for rental equipment	(41.8)	(55.1)	(62.2)
Expenditures for property and equipment and intangibles	(9.2)	(15.4)	(12.4)
Proceeds from sale of property and equipment	0.5	5.3	0.5
Proceeds from sale of rental equipment - rent-to-rent	10.9	11.9	5.4
Acquisition of businesses, net of cash acquired	(2.7)	—	(45.6)
Proceeds from divestitures, net	20.9	—	—
Other investing activities	(1.3)	(2.9)	(3.1)
Net cash used in investing activities	(22.7)	(56.2)	(117.4)
FINANCING ACTIVITIES
Expenditures for debt issuance costs	—	(1.9)	—
Extinguishment of long-term debt	—	(319.4)	—
Proceeds from long-term borrowings	364.5	974.2	379.6
Principal payments on long-term debt and finance lease obligations	(345.5)	(639.9)	(288.3)
Proceeds from non-manufacturer floor plan payable	99.7	120.8	188.4
Payments on non-manufacturer floor plan payable	(106.7)	(133.6)	(179.7)
Preferred stock dividends paid	(3.0)	(3.0)	(3.0)
Common stock dividends declared and paid	(3.9)	(7.8)	(7.6)
Repurchases of common stock	(7.5)	(5.8)	—
Other financing activities	(2.9)	(1.5)	(2.1)
Net cash (used in) provided by financing activities	(5.3)	(17.9)	87.3

Effect of exchange rate changes on cash	0.2	(0.5)	—
NET CHANGE IN CASH	5.2	(17.6)	28.3

Cash, Beginning of year	13.4	31.0	2.7
Cash, End of period	$18.6	$13.4	$31.0
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$100.0	$120.6	$180.2
Common stock issued as consideration for business acquisition	—	3.0	6.3
Contingent and non-contingent consideration for business acquisitions	—	1.1	2.0
Supplemental disclosures of cash flow information
Cash paid for interest	$83.4	$76.4	$53.6

The accompanying notes are an integral part of these consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada, and Florida, as well as the Canadian provinces of Ontario, Maritime, and Quebec. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us”, and “our” in these notes to the consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented have been included. All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Refer to Critical Accounting Policies and Estimates within Item 7 for more information on items in the consolidated financial statements we consider to require significant estimation or judgment.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification for equipment and a weighted-average method for parts. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Included in new and used inventory is equipment that is currently on short-term lease to customers. The Company regularly transfers equipment from inventory into rental fleet based on management’s determination of the highest and best use of the equipment. This inventory is carried at the cost of the equipment less any accumulated depreciation.

Property and Equipment and Rental Fleet

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.

The rent-to-sell portion of our rental equipment is comprised of transfers from inventory to rental fleet as part of our business model to respond to existing rental fleet mix and market demand for lightly used heavy construction equipment to ultimately be purchased out of dealer owned rental fleets. This equipment is initially purchased for sale and classified as inventory (operating activity) then subsequently transferred from Inventories, net to Rental fleet, net. The transfers are non-cash transactions disclosed in the Supplemental schedule of noncash investing and financing activities in our Consolidated Statements of Cash Flows. The rent-to-sell categories of equipment are depreciated on a percentage of rental revenues realized on the asset, or a unit of activity method of depreciation. The Company believes that the unit of activity method on these categories of equipment more appropriately matches depreciation expense to revenues versus a straight-line methodology, as asset utilization can vary month to month especially in our northern geographies where seasonality is a factor. The proceeds from the sale of rent-to-sell equipment are classified within operating activities in the Consolidated Statements of Cash Flows.

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

Intangible Assets

Intangible assets with a finite life consist of customer and supplier relationships, non-compete agreements, tradenames, and software developed to be sold, leased, or marketed and are carried at cost less accumulated amortization. The estimated useful lives of the finite-lived intangible assets are as follows:

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

Financial Accounting Standards Board (“FASB”) guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative analysis. While the Company does not believe a qualitative assessment would have triggered the required quantitative assessment, the Company bypassed the optional qualitative assessments for each reporting unit and performed quantitative assessments at October 1, 2025, 2024 and 2023. We review goodwill for impairment by comparing the fair value of each of our reporting units' net assets to their respective carrying value. If the carrying value of a reporting unit’s net assets is less than its fair value, we do not recognize an impairment. If the carrying value of a reporting unit’s net assets is greater than its fair value, we recognize a goodwill impairment for the amount of the excess of the net assets over the fair value, not to exceed the book value of goodwill.

Our annual goodwill impairment testing conducted as of October 1, 2025, 2024 and 2023 indicated that all our reporting units had estimated fair values which exceeded their respective carrying values. Based on the results of the tests, there was no goodwill impairment.

Evaluation of Long-lived Asset Impairment (excluding goodwill)

Our long-lived assets principally consist of rental equipment, leases, property and equipment, and other intangible assets excluding goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In reviewing for impairment, we first complete a qualitative assessment at the lowest level of identifiable cash flows for our long-lived assets (excluding goodwill). If there are indicators of impairment from the qualitative assessment, a quantitative analysis is performed where the carrying value of such assets is compared to the undiscounted future pre-tax cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s (or asset group’s) recorded value, an impairment loss may be recognized if the estimated fair value of the asset (or asset group) is less than the respective carrying value. The determination of future cash flows as well as the estimated fair value of long-lived and intangible assets involves significant estimates and judgment on the part of management. Our estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, expected asset utilization levels, our business activity levels, or other changing circumstances. In support of our review for indicators of impairment, we perform a review of our long-lived assets at the lowest level of identifiable cash flows to conclude whether indicators of impairment exist associated with our long-lived assets, including our rental and non-rental equipment and right-of-use assets. Based on our most recently completed qualitative assessment in the fourth quarter 2025, there were no indications of impairment associated with our long-lived assets.

Business Combinations and Divestitures

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values on the acquisition date. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and are subject to refinement when additional information is obtained during the measurement period. As a result, during the purchase price measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. We recognize a bargain purchase gain on acquisitions within “Other (expense) income, net” in the Consolidated Statements of Operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. We recognize gain on divestitures within “Other (expense) income, net” in the Consolidated Statements of Operations if the transaction proceeds from the divestiture exceed the net identifiable assets and liabilities disposed of.

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the business expects to be entitled in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods and/or services. The Company’s revenues accounted for under Topic 606 - Revenues from Contracts with Customers (“Topic 606”) generally have the transaction price fixed and clearly stated in the customer contracts. Substantially all the Company’s sales agreements contain performance obligations satisfied at a point in time, rather than over time, when control is transferred to the customer, generally at the time of delivery to, or pick-up by, the customer. The revenues recognized over time are primarily project-based and maintenance contract revenues where revenue is recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. For contracts with multiple performance obligations, the Company allocates sales prices to each distinct performance obligation based on the observable selling price and recognizes revenues as each distinct performance obligation is met.

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

Leases

The Company's leases are accounted for under Topic 842 - Leases (“Topic 842”).

The Company as Lessee:

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset, and we have the right to control the asset for a period of time in exchange for consideration.

Lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date for leases with terms greater than 12 months and that meet our capitalization threshold based upon the present value of the remaining future minimum lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of future lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease. The Company applies the portfolio approach for the IBR on our leases based upon similar lease term and payments. The lease ROU asset also includes lease payments made in advance of lease commencement and excludes lease incentives. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. For real estate leases and all equipment leases excluding vehicles, these components are accounted for as a single lease component. For vehicle leases, these components are accounted for separately.

Variable lease expenses include payments based upon changes in a rate or index, such as consumer price indexes, variable payments on non-lease components related to leases that we account for as a single lease component, and charges fluctuating based on the usage of the leased asset. Short-term lease expenses include leases with terms at lease commencement of 12 months or less and no purchase option is reasonably certain to be exercised, including leases with a duration of one month or less. Low-value lease expense includes leases with terms at lease commencement of greater than 12 months but do not meet our capitalization threshold, which is consistent with our property and equipment capitalization threshold. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants; however, there are certain lease agreements that include guaranteed purchase obligations.

A ROU asset is subject to the same impairment guidance as assets categorized as property and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets. The Company reviewed our lease ROU assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2025, 2024 and 2023.

Operating leases are included in “Operating lease right-of-use assets, net”, “Current operating lease liabilities” and “Long-term operating lease liabilities, net of current portion” on the Company’s Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net”, “Current portion of long-term debt”, and “Finance lease obligations, net of current portion” on the Company’s Consolidated Balance Sheets.

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

The Company uses the guidance in Topic 740 - Income Taxes (“Topic 740”) to apply the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying values and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. Deferred income tax assets are subject to valuation allowance considerations to recognize only amounts that are more likely than not to be ultimately realized.

In accordance with Topic 740, we review the likelihood that we will realize the benefit of deferred tax assets and estimate whether recoverability of our deferred tax assets is “more likely than not”. In determining whether a valuation allowance is needed, on a quarterly basis we evaluate historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance. See Note 12, Income Taxes, for more information.

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

Translation of Foreign Currency

Assets and liabilities of our foreign subsidiaries that have a functional currency other than U.S. dollar are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets.

New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2025

Income Taxes

In the fourth quarter of 2025, we adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid by jurisdiction, and applied the amendments prospectively. See Note 12, Income Taxes, for more information.

New Accounting Pronouncements Not Yet Adopted

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

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 840	Topic 606	Total
Revenues:
New and used equipment sales	$—	$999.3	$999.3	$—	$987.0	$987.0	$—	$1,025.9	$1,025.9
Parts sales	—	291.0	291.0	—	294.4	294.4	—	278.3	278.3
Service revenues	—	256.7	256.7	—	253.8	253.8	—	241.3	241.3
Rental revenues	179.8	—	179.8	203.4	—	203.4	202.4	—	202.4
Rental equipment sales	—	109.1	109.1	—	138.0	138.0	—	128.9	128.9
Total revenues	$179.8	$1,656.1	$1,835.9	$203.4	$1,673.2	$1,876.6	$202.4	$1,674.4	$1,876.8

The Company believes that the disaggregation of revenues from contracts to customers as summarized above, together with the discussion below, depicts the nature, amount, timing, and uncertainty of our revenues and cash flows. See Note 17, Segments, for further information.

Leases revenues (Topic 842)

Rental revenues: Owned equipment rentals represent revenues from renting equipment. The Company accounts for these rental contracts as operating leases. The Company recognizes revenues from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract includes rates for daily, weekly, or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, the Company records unbilled rental revenues and deferred rental revenues at the end of each reporting period. Unbilled rental revenues are included as a component of “Accounts receivable, net” on the Consolidated Balance Sheets. Rental equipment may also be purchased outright (“Rental equipment sales”) by our customers. Rental revenues and revenues attributable to rental equipment sales are recognized in “Rental revenues” and “Rental equipment sales” on the Consolidated Statements of Operations, respectively.

Revenues from contracts with customers (Topic 606)

Accounting for the different types of revenues pursuant to Topic 606 is discussed below. The Company’s revenues under Topic 606 are primarily recognized at a point in time rather than over time.

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $40.6 million, $29.4 million, and $27.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $67.2 million, $71.3 million and $66.9 million in project-based revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $21.4 million, $22.2 million and $24.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also records service revenue from warranty contracts whereby the Company performs service on behalf of the OEM or third-party warranty provider.

Rental equipment sales: The Company also sells rental equipment from our rental fleet. These sales are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Rental equipment sales may occur at various stages in an equipment’s lifecycle, depending on customer demand and original purchase intentions of the equipment. Rent-to-rent equipment, for instance, is originally purchased directly into the rental fleet for the primary purpose of renting, as opposed to selling. Rental equipment sales of rent-to-rent equipment are therefore typically made toward the end of the useful life of the equipment. Rent-to-sell equipment, on the other hand, is originally purchased as new inventory stock but is subsequently transferred to the rental fleet and rented to customers based on rental fleet utilization levels and market conditions. Ultimately, rent-to-sell equipment primarily serves the numerous applications of our Construction Equipment segment customers and allows the Company to create different model years of equipment at varying price points to fulfill market demand for lower hour, lightly used construction equipment. Certain rental agreements contain a rental purchase option, whereby the customer has an option to purchase the rented equipment during the term of the rental agreement. In this case, revenues from the sale of rental equipment are recognized at the time the rental purchase option agreement has been approved and signed by both parties, as the equipment is already in the customer’s possession under the terms of the rental agreement, and therefore control has been transferred concurrently with the title.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of December 31, 2025 and 2024 were $3.7 million and $4.2 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of December 31, 2025 and 2024 was $18.7 million and $17.3 million, respectively. The Company expects 73% of total deferred revenues balance as of December 31, 2025 to be realized within the next year, 16% in the following year, 8% in the third year, and 3% thereafter. A portion of the deferred revenue is recognized based upon usage of the equipment and therefore may vary from our current expectation. For the years ended December 31, 2025 and 2024, the Company recognized revenues of $12.6 million and $14.0 million, respectively, from the prior year ending deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our CEO and CFO collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. The Company purchased $0.6 million, $1.6 million and $0.4 million of hydrogen fuel from OneH2 for the years ended December 31, 2025, 2024 and 2023, respectively. To date, the Company has paid OneH2 $5.3 million to build and commercialize a hydrogen production plant for the Company, which we expect to become operational in the first half of 2026.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	December 31,	December 31,
	2025	2024
New equipment	$322.5	$374.0
Used equipment	47.1	62.0
Work in process	7.3	7.5
Parts	105.8	101.8
Gross inventory	482.7	545.3
Inventory reserves	(9.4)	(9.4)
Inventories, net	$473.3	$535.9

Direct labor of $1.3 million and $0.6 million incurred for open service orders were capitalized and included in work in process as of December 31, 2025 and 2024, respectively. The remaining work in process balances as of December 31, 2025 and 2024, primarily represent parts applied to open service orders.

Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $13.6 million, $15.2 million and $12.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2025	2024
Land	$3.2	$3.0
Buildings, equipment, and leasehold improvements:
Machinery and equipment	10.2	9.6
Autos and trucks	6.1	7.3
Buildings and leasehold improvements	29.3	25.5
Construction in progress	8.2	7.0
Finance lease right-of-use assets	64.7	63.6
Office equipment	5.9	5.6
Computer equipment	13.4	14.4
Total costs	141.0	136.0

Less: accumulated depreciation and amortization of property and equipment	(67.7)	(54.4)
Property and equipment, net	$73.3	$81.6

Total depreciation and amortization on property and equipment was $18.8 million, $18.5 million, and $13.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Rental fleet, net, consisted of the following:

	December 31,	December 31,
	2025	2024
Rental fleet	$532.9	$571.2
Less: accumulated depreciation of rental fleet	(219.2)	(212.4)
Rental fleet, net	$313.7	$358.8

Total depreciation on rental fleet was $90.9 million, $100.7 million, and $97.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill in total and by reportable segment during the years ended December 31, 2025 and 2024:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2023	$15.0	$43.4	$18.3	$76.7
Adjustments to purchase price allocations	—	1.4	—	1.4
Translation adjustments	(0.3)	(0.3)	—	(0.6)
Balance, December 31, 2024	$14.7	$44.5	$18.3	$77.5
Additions	1.0	—	—	1.0
Divestitures	(1.2)	—	—	(1.2)
Translation adjustments	0.2	0.3	—	0.5
Balance, December 31, 2025	$14.7	$44.8	$18.3	$77.8

The Company reviewed our goodwill for impairment and determined that none of the goodwill was impaired during the years ended December 31, 2025, 2024 and 2023. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

Other intangible assets, net consisted of the following:

	December 31, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.6	$72.9	$(31.9)	$41.0
Other intangibles	3.0	17.7	(10.7)	7.0
Total	5.0	$90.6	$(42.6)	$48.0

	December 31, 2024
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	6.6	$72.4	$(24.3)	$48.1
Other intangibles	3.0	14.3	(7.7)	6.6
Total	6.1	$86.7	$(32.0)	$54.7

Amortization of intangible assets was $10.3 million, $10.1 million, and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company reviewed our finite-lived intangible assets for impairment and determined that none of the assets were impaired during the years ended December 31, 2025, 2024 and 2023. See Note 2, Summary of Significant Accounting Policies, for more information on the impairment testing.

As of December 31, 2025, estimated amortization expense for intangible assets for each of the next five years and thereafter was as follows:

Years ending December 31,	Amount
2026	$10.4
2027	9.7
2028	8.9
2029	7.7
2030	5.9
Thereafter	5.4
Total	$48.0

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lender

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the “First Lien Floor Plan Facility”) with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is SOFR plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of December 31, 2025 and 2024, the Company had an outstanding balance on our First Lien Floor Plan Facility of $47.7 million and $54.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at December 31, 2025 and 2024 was 6.7% and 7.4%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed, and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates as of December 31, 2025 ranged from 6.2% to 11.8% and 7.5% to 10.5% as of December 31, 2024. As of December 31, 2025 and 2024, the Company had an outstanding balance on the OEM Floor Plan Facilities of $265.9 million and $320.2 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $544.5 million at any time, subject to limitations from the amount of the Company's collateralized assets, which increases 10% annually effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of December 31, 2025 and 2024 was $313.6 million and $374.9 million, respectively, excluding unamortized debt issuance costs. For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $10.9 million, $12.1 million, and $8.4 million, respectively. The weighted average rate, excluding the favorable effect of interest-free periods, on the Company's Floor Plan Facilities was 6.7% and 7.9% as of December 31, 2025 and 2024, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lender

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an ABL Facility with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of December 31, 2025 and 2024, the Company had an outstanding ABL Facility balance of $213.6 million and $182.9 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 5.4% and 6.2% at December 31, 2025 and 2024, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,064.5 million unless certain other conditions are met. The total amount outstanding as of December 31, 2025 and 2024, was $527.2 million and $557.8 million, exclusive of debt issuance and deferred financing costs of $2.6 million and $3.5 million, respectively.

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

The Notes are guaranteed by each of our existing and future domestic subsidiaries. The Notes and the guarantors thereof are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all our assets and the assets of the guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the First Lien Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles, and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the guarantors.

As of December 31, 2025, outstanding borrowings under the Notes were $484.5 million, which included $15.5 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

Extinguishment of Debt

In the second quarter of 2024, in connection with the issuance of the Notes, the Company extinguished our previously issued Senior Secured Second Lien Notes due April 15, 2026. The Company recorded a loss on the extinguishment of $6.7 million in the line item “Loss on extinguishment of debt” in our Consolidated Statements of Operations.

The Company’s long-term debt consists of the following:

	December 31,	December 31,
	2025	2024
Line of credit	$213.6	$182.9
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(3.2)	(4.3)
Debt discount	(14.6)	(18.8)
Finance leases	39.2	46.0
Total debt and finance leases	735.0	705.8
Less: current maturities	(11.0)	(10.5)
Long-term debt and finance leases, net	$724.0	$695.3

As of December 31, 2025, the Company was in compliance with the financial covenants set forth in our debt agreements.

Long-term debt principal maturities, excluding finance leases which are disclosed in Note 10, Leases, were as follows:

Years ending December 31,	Amount
2026	$—
2027	—
2028	—
2029	713.6
2030	—
Thereafter	—
Total	$713.6

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their presentation on the Consolidated Balance Sheets related to the Company's acquisitions of Ault, Ecoverse, and Peaklogix LLC.

	December 31,	December 31,
Location on Balance Sheet	2025	2024
Other current liabilities	$2.6	$2.7
Other liabilities	2.7	4.9
Total	$5.3	$7.6

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

The Company leases and subleases certain lift trucks to customers under short and long-term operating lease agreements. The sublease income is included in “Rental revenues” on our Consolidated Statements of Operations. Sublease income below primarily includes subleases of facilities that are not included in “Rental revenues” due to being outside our normal business operations. The costs of the head lease for these subleases are included in Operating lease expense below.

At December 31, 2025 and 2024, assets recorded under finance leases, net of accumulated depreciation were $36.1 million and $43.6 million, respectively. The assets are depreciated over the lesser of their related lease terms or estimated useful lives.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$27.2	$27.3	$27.0
Short-term lease expense	4.0	4.5	5.0
Low-value lease expense	1.3	1.4	0.9
Variable lease expense	11.5	10.3	9.0
Finance lease expense:
Amortization of right-of-use assets	11.8	10.3	6.5
Interest on lease liabilities	3.9	3.8	2.6
Sublease income	(0.3)	(0.3)	(0.3)
Total lease expense	$59.4	$57.3	$50.7

Additional information related to leases is presented in the table below:

	Year Ended December 31,
Supplemental Cash Flows Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$26.2	$26.2	$25.9
Operating cash flows for finance leases	3.9	3.8	2.6
Financing cash flows for finance leases	10.9	9.2	5.7
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	12.7	19.3	13.9
Finance leases	5.9	16.3	25.2
Weighted Average Remaining Lease Term (in years):
Operating leases	8.0	8.6	8.9
Finance leases	3.6	4.3	4.7
Weighted Average Discount Rate (in %):
Operating leases	10.9	10.6	10.3
Finance leases	9.1	8.7	8.5

Minimum future lease payments under non-cancellable operating and finance leases described above were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2026	$25.6	$13.9
2027	24.7	12.4
2028	22.7	10.5
2029	17.0	6.9
2030	16.0	1.9
Thereafter	68.1	0.2
Total future minimum lease payments	174.1	45.8
Less: imputed interest	(59.0)	(6.6)
Total	$115.1	$39.2

Balance Sheet Location	December 31, 2025	December 31, 2024
Current portion of long-term debt	$11.0	$10.5
Current operating lease liabilities	15.0	15.1
Finance lease obligations, net of current portion	28.2	35.5
Long-term operating lease liabilities, net of current portion	100.1	103.5
Total	$154.3	$164.6

As of December 31, 2025, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2026 with lease terms up to 15 years.

The Company leases and subleases certain lift trucks to customers under long-term operating lease agreements which expire at various dates through 2030. Approximate minimum rentals receivable, none of which are recorded in our Consolidated Balance Sheets, under such leases for each of the next five years are as follows:

Years ending December 31,	Amount
2026	$6.2
2027	3.8
2028	1.1
2029	0.2
2030	—
Total	$11.3

Sublease income recorded in “Rental revenues” in our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 was $4.6 million, $6.2 million, and $6.2 million, respectively.

For more information on our rental revenues as a lessor, please refer to Note 3, Revenue Recognition.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of December 31, 2025 and 2024, the Company was party to certain contracts in which we guarantee the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material as of December 31, 2025 and 2024. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

Legal Proceedings

During the years ended December 31, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2025 and 2024 there was $13.5 million and $12.0 million, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The income tax expense (benefit) were calculated based upon the following components of (loss) income before income taxes:

	Year Ended December 31,
	2025	2024	2023
U.S. (loss) income	$(59.8)	$(64.5)	$0.7
Foreign income (loss) - Canada	1.0	(1.8)	1.8
Total (loss) income before taxes	$(58.8)	$(66.3)	$2.5

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current
U.S. federal	$1.8	$1.7	$0.7
U.S. state and local	(0.8)	3.9	1.7
Foreign - Canada	1.9	—	0.4
Deferred
U.S. federal	5.9	(2.1)	(5.2)
U.S. state and local	17.8	(7.5)	(5.3)
Foreign - Canada	(5.1)	(0.2)	1.3
Total income tax expense (benefit)	$21.5	$(4.2)	$(6.4)

Reconciliation of the income tax expense (benefit) and effective rate to the U.S. federal statutory rate:

	Year Ended December 31,
	2025
	Amount	Percent
Income tax benefit at statutory U.S. federal rate	$(12.4)	21.0%
Income tax expense at statutory U.S. state and local rates, net of federal income tax effect (1)(2)	13.2	(22.3)%
Foreign tax effects - Canada
Foreign rate differential	—	(0.1)%
Remeasurement of deferred items	(2.9)	5.0%
Effect of cross-border tax laws	0.3	(0.5)%
Changes in valuation allowances	20.6	(34.9)%
Nontaxable or nondeductible items	1.6	(2.7)%
Other	1.1	(2.1)%
Total income tax expense	$21.5	(36.6)%
(1) Michigan, Illinois, and Florida, in aggregate, make up greater than 50% of the state and local taxes in 2025
(2) Category includes state and local jurisdictions valuation allowance changes

	Year Ended December 31,
	2024	2023
Income tax (benefit) expense at statutory U.S. federal rate	$(13.9)	$0.5
Income tax (benefit) expense at statutory U.S. states rate, net	(2.8)	0.2
Permanent differences:
Foreign rate differential	(0.1)	0.1
Valuation allowance	12.4	(8.8)
Other	0.2	1.6
Total income tax benefit	$(4.2)	$(6.4)

For the year ended December 31, 2025, the income tax expense was primarily attributable to an increase of the Company's valuation allowance. During the year ended December 31, 2024, the income tax benefit was primarily attributable to the Company's pre-tax losses partially offset by a valuation allowance against a portion of the deferred tax asset (“DTA”) relating to U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

During 2025, the OBBBA was enacted into law. Relevant key tax components of the OBBBA to the Company include extension of certain expiring tax provisions from the TCJA, the reinstatement of 100% bonus depreciation on purchases of qualified business property, and changing the interest expense limitation from EBIT to EBITDA, allowing more interest to be deductible in a given year, resulting in lower cash taxes and improved cash liquidity. The Company factored the tax law change into its valuation allowance assessment, reassessing the realizability of its DTAs. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the DTAs as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the DTAs will not be realized. The Company's ability to realize its DTAs is dependent on generating sufficient future taxable income. In the current period, after consideration of the OBBBA, an adjusted cumulative pretax loss has been determined based on a 12-quarter look-back period and is considered significant negative evidence under Topic 740. Although on a forecasted future income planning basis, we believe the Company may be able to utilize these DTAs, this positive factor is not enough to overcome the overall cumulative loss indication. As a result, management concluded that it is no longer more likely than not that certain DTAs will be realized; therefore, a full valuation allowance against those DTAs was deemed appropriate, leading to a $24.5 million increase in deferred income tax expense for the year ended December 31, 2025.

We regularly assess the need for a valuation allowance against our DTAs. The recognition of a valuation allowance is a significant estimate and a future change in judgment or circumstances could result in a material change to the valuation allowance and income tax expense. We will continue to monitor the need for a valuation allowance against our DTAs on a quarterly basis.

The effective tax rate for the years ended December 31, 2025, 2024 and 2023 was (36.6)%, 6.3% and (256.0)%, respectively. The effective income tax rates for 2025 and 2024 were primarily the result of the items noted above. The effective tax rate in 2023 was primarily attributable to the release of the valuation allowance on certain U.S. federal and state DTAs.

The Company intends to indefinitely reinvest the undistributed earnings of our foreign subsidiaries and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The undistributed earnings of foreign subsidiaries and related unrecognized deferred tax liability are not material as of December 31, 2025 and 2024. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to foreign withholding taxes and U.S. state income taxes, beyond the one-time transition tax.

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$37.2	$34.4
Deferred revenue	0.6	0.5
Accounts receivable and inventories	7.0	6.6
Accrued liabilities	3.4	3.7
Lease liability	40.1	39.9
Interest limitation carryforward	7.6	35.6
Deferred payroll taxes and other	3.2	3.6
Gross deferred tax assets	99.1	124.3
Valuation allowance	(36.9)	(12.4)
Deferred tax assets	$62.2	$111.9
Deferred Tax Liabilities
Property and equipment	(36.0)	(62.9)
Goodwill & intangibles	(1.2)	(1.2)
Prepaid expenses	(2.1)	(1.7)
Lease right-of-use assets	(37.5)	(39.2)
Gross deferred tax liabilities	$(76.8)	$(105.0)
Deferred tax (liabilities) assets, net	$(14.6)	$6.9

For the years ended December 31, 2025 and 2024, the net change in the valuation allowance was an increase of $24.5 million and $12.4 million, respectively.

As of December 31, 2025 and 2024, the Company had U.S. federal net operating tax loss carryforwards of approximately $175.1 million and $160.9 million, respectively, primarily due to taking bonus depreciation. These federal net operating tax loss carryforwards may be carried forward indefinitely and are eligible to offset 80% of future taxable income. As of December 31, 2025, the Company also had state net operating loss carryforwards of $174.7 million, with varying carryforward expiration periods ranging from 2041 to 2046 where limited. As of December 31, 2025, the Company had no Canadian net operating loss carryforwards.

We include interest accrued on the underpayment of income taxes in “Interest expense – other” and penalties, if any, related to unrecognized tax benefits in “Selling, general and administrative expenses” in our Consolidated Statements of Operations. The amounts of such interest or penalties were not material in each of the years ended December 31, 2025, 2024 and 2023.

The cash income taxes paid (net of refunds received) by jurisdiction for 2025 are as follows:

Year Ended December 31,
2025
U.S. federal	$1.0
U.S. state and local:
Michigan	1.2
New York	0.6
Florida	0.5
Massachusetts	0.4
Other (1)	0.5
Foreign - Canada	0.1
Total Net Payments	$4.3
(1) Represents aggregated individual state and local jurisdictions with net payments under 5% of total

Cash income taxes paid (net of refunds received) for the years ended December 31, 2024 and 2023 were $3.7 million and $5.7 million, respectively.

The Company has open tax years from 2022 through 2025 for U.S. federal and Canadian income taxes. The Company also files tax returns in numerous states for which various tax years are subject to examination and currently involved in audits. Typically states remain open for three years from filing, with the majority of the open years being 2022 to 2025.

NOTE 13 — STOCK BASED COMPENSATION

The Company’s plan is to have broad-based, long-term compensation programs intended to attract and retain talented employees and align stockholder and employee interests. To this end, compensation for our senior leadership team includes equity awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). We calculate the fair value of the RSUs and PSUs based on the closing market price of our common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The RSUs and PSUs vest ratably over three years including the one-year performance period for PSUs. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $3.4 million, $4.3 million, and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $1.9 million, which is expected to be recognized over a weighted average period of 0.9 years. As of December 31, 2025, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $0.8 million, which is expected to be recognized over a weighted average period of 1.1 years.

The following table shows the number of stock awards that were granted, vested, forfeited, and issued during 2025:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2024	204,433	$12.47	325,081	$14.13
Granted	444,673	5.06	167,677	5.16
Vested - issued	(100,254)	12.22	(242,029)	13.55
Vested - unissued	(80,902)	5.79	—	—
Forfeited	(2,031)	7.48	(1,319)	9.97
Unvested units as of December 31, 2025	465,919	$6.63	249,410	$8.69

Employee Stock Purchase Plan (“ESPP”)

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the years ended December 31, 2025 and 2024 was not material.

ESPP employee payroll contributions accrued as of December 31, 2025 and 2024 totaled $0.7 million and $0.9 million, respectively, and are included within “Accrued expenses” in the Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within “Other financing activities” in the Consolidated Statements of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Consolidated Balance Sheets for “Cash”, “Accounts receivable, net”, “Accounts payable”, “Accrued expenses” and “Other current liabilities” approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	December 31, 2025	December 31, 2024
Estimated aggregate fair value (1)	$701.6	$706.4
Aggregate carrying value (1)	752.8	728.9

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

The following table sets forth the Company’s contingent consideration liabilities measured and recorded at fair value and their presentation on the Consolidated Balance Sheets:

	Level 3
Balance Sheet Location	December 31, 2025	December 31, 2024
Other liabilities	2.8	5.7

The following is a summary of changes to Level 3 instruments for the years ended December 31, 2025 and 2024:

Contingent Consideration
Balance, December 31, 2023	$4.6
Changes in fair value	1.1
Balance, December 31, 2024	$5.7
Changes in fair value	(2.9)
Balance, December 31, 2025	$2.8

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

Currency Derivative Contracts

From time to time we use foreign currency forward contracts to reduce the effects of fluctuations in exchange rates relating to foreign currencies for certain inventory purchases. The realized impact from these foreign currency forward contracts on our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 was not material.

Interest Rate Cap

We entered into an interest rate cap to protect cash flows from the risks associated with interest payments from interest rate increases on variable rate debt. The interest rate cap is a derivative instrument designated as a cash flow hedge under Topic 815 – Derivatives and Hedging. The premiums are recognized in the Consolidated Statements of Operations when paid from the effective date through the termination date. All changes in the fair value of the interest rate cap were deferred in Accumulated other comprehensive loss and subsequently recognized in earnings in the period when the derivative contract settled. The unrealized and realized impact on earnings of the interest rate cap for the years ended December 31, 2025, 2024 and 2023 are disclosed in the Consolidated Statements of Comprehensive (Loss) Income. The interest rate cap matured in December 2025.

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

The fuel swap contracts are in gallons with various maturity dates through February 2027 with a total notional value of $5.2 million as of December 31, 2025:

The following table sets forth the location and fair values of the Company’s derivative financial instruments on the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
Derivatives designated as hedge	Balance Sheet location	December 31, 2025	December 31, 2024	Balance Sheet location	December 31, 2025	December 31, 2024
Interest rate cap - current portion	Prepaid expenses and other current assets	$—	$0.2	Other current liabilities	$—	$1.6
Derivatives not designated as hedge
Fuel swaps - current portion	Prepaid expenses and other current assets	—	—	Other current liabilities	0.3	0.3
Fuel swaps - long-term	Other assets	—	—	Other liabilities	0.1	0.1

NOTE 15 — BUSINESS COMBINATIONS AND DIVESTITURES

On March 14, 2025, the Company purchased the assets of Les Chariots Elevateurs Du Quebec Inc. (“CEQ”), a privately held Yale dealer with one branch in Quebec, Canada. The purchase price was $2.7 million, net of cash acquired. The acquisition is not material for the twelve months ended December 31, 2025; therefore, we did not include an opening balance sheet herein. CEQ is reported within our Material Handling segment. This acquisition was accounted for as a business combination and the fair values of assets acquired and liabilities assumed are finalized. Costs and expenses related to the acquisition have been expensed as incurred in operating expenses. See the Consolidated Statements of Cash Flows for the total cash outflow in “Acquisitions of businesses, net of cash acquired” for the cash flow impact of the acquisition.

On May 1, 2025, the Company’s Construction Equipment segment entered into a definitive agreement and closed on the divestiture of substantially all of its aerial fleet rental business in the Chicago, Illinois marketplace for $18.0 million cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $4.3 million disclosed in the line item “Gain on divestitures” in our Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

On August 4, 2025, the Company's Material Handling segment entered into a definitive agreement on the divestiture of its Dock and Door business. The divestiture closed on August 29, 2025 for a sale price of $6.4 million, $3.1 million of which was paid in cash at close with the remainder of the cash consideration expected to be paid to the Company upon a working capital true-up and the collection of specific customer receivables. This resulted in a gain on divestiture of $0.3 million disclosed in the line item “Gain on divestitures” in our Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

See the Consolidated Statements of Cash Flows for the total cash inflow in “Proceeds from divestitures, net” and the gain on sale in “Gain on divestitures” for the cash flow impact of these divestitures.

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

The Company’s participation in multiemployer plans for the annual periods ended December 31, 2025, 2024 and 2023 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

•
The “Pension Protection Act Zone Status” available is for plan years that ended in 2025 and 2024. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan’s actuary. This indicates the funded status of the plan with the status indicated by the colors of green, yellow and red with green being the most funded and red being the least funded.
•
The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the U.S. Internal Revenue Code (the “Code”) to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year.
•
The “Surcharge Imposed” column indicates whether a surcharge was paid during the most recent annual period presented for the Company’s contributions to any plan in the red zone in accordance with the requirements of the Code.
•
The last column lists the expiration dates of the collective bargaining agreements with the Company.

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as the contributions to each of these plans are not individually material. None of our collective bargaining agreements require that a minimum contribution be made to these plans. There are no plans where the amount contributed by the Company represents more than 5% of the total contributions to the plan for the years ended December 31, 2025, 2024 and 2023.

Multiple Employer Pension Plans:

Pension Fund	EIN	Pension Protection Act Zone Status & Plan Year- End		FIP/RP Status	Contributions of Alta Equipment Group Inc. and Subsidiaries			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2025	2024		2025	2024	2023
Midwest Operating Engineers Local Union No. 150 Pension Trust Fund	36-6140097	Green 3/31/2025	Green 3/31/2024	None	$3.6	$3.0	$2.8	No	5/31/2027
Operating Engineers Local Union No. 324 Pension Fund	38-1900637	Red 4/30/2025	Red 4/30/2024	Implemented	1.7	1.7	1.6	Yes	9/30/2027
All Other Multiemployer Pension Plans (1)					1.4	1.7	1.5		Various
					$6.7	$6.4	$5.9

(1) All Other Multiemployer Pension Plans includes 13 plans, none of which are individually significant when considering contributions to the plan, severity of the underfunded status, or other factors.

NOTE 17 — SEGMENTS

The Company has three operating segments which are also our reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities, including corporate, are included in “Corporate and Other”. The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO (our Chief Operating Decision Maker or “CODM”) to make decisions regarding the allocation of resources, to assess the Company’s performance and to make strategic decisions. The primary profitability measurement used by the CEO to evaluate performance and allocate resources to the segments is Adjusted EBITDA. The Company's presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia and the New England region of the U.S. as well as Ontario and Quebec provinces of Canada.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York (excluding New York City), Florida and the New England region of the U.S. as well as Ontario, Maritime, and Quebec provinces of Canada.

The Master Distribution segment is principally engaged in large-scale environmental processing equipment distribution with sub dealers throughout the United States and Canada.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers, and members of our shared-services team, consulting and legal fees related to acquisitions and capital raising activities, corporate governance, audit and tax preparation related fees and other compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax expense. There is also intercompany elimination activity presented within Corporate and Other.

The following tables summarize key financial information by reportable segment:

	Year Ended December 31, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$335.4	$610.5	$55.6	$(2.2)	$999.3
Parts sales	95.1	185.8	10.5	(0.4)	291.0
Service revenues	133.9	121.7	0.9	0.2	256.7
Rental revenues	70.0	109.5	0.3	—	179.8
Rental equipment sales	19.9	89.2	—	—	109.1
Total revenues	654.3	1,116.7	67.3	(2.4)	1,835.9
Cost of revenues:
New and used equipment sales	274.6	542.2	44.2	(2.3)	858.7
Parts sales	58.8	125.7	6.1	(0.4)	190.2
Service revenues	54.8	48.3	1.1	(0.1)	104.1
Rental revenues	5.0	15.0	0.1	(0.1)	20.0
Rental equipment sales	13.5	69.9	—	—	83.4
Selling, general and administrative expenses	181.6	211.2	8.2	21.7	422.7
Other segment items(1)	0.7	3.4	4.2	(15.9)	(7.6)
Segment adjusted EBITDA(2)	65.3	101.0	3.4	(5.3)	164.4
Depreciation and amortization					133.6
Interest expense					88.4
Other(1)					1.2
Loss before taxes					$(58.8)

Total assets, end of period	$399.9	$808.8	$91.8	$35.8	$1,336.3
Capital expenditures	24.5	26.2	—	0.3	51.0
Depreciation and amortization	40.5	88.2	3.9	1.0	133.6
Interest expense	25.0	50.9	5.7	6.8	88.4

	Year Ended December 31, 2024
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$365.2	$574.4	$48.0	$(0.6)	$987.0
Parts sales	99.6	186.7	8.9	(0.8)	294.4
Service revenues	135.9	117.1	0.8	—	253.8
Rental revenues	76.2	125.7	1.5	—	203.4
Rental equipment sales	10.5	127.5	—	—	138.0
Total revenues	687.4	1,131.4	59.2	(1.4)	1,876.6
Cost of revenues:
New and used equipment sales	300.2	503.3	35.9	(1.5)	837.9
Parts sales	62.6	129.5	5.0	(0.9)	196.2
Service revenues	56.2	48.8	0.9	(0.1)	105.8
Rental revenues	6.5	16.0	—	—	22.5
Rental equipment sales	7.6	97.0	—	—	104.6
Selling, general and administrative expenses	184.7	229.6	13.0	19.2	446.5
Other segment items(1)	(0.5)	3.0	(0.3)	(7.4)	(5.2)
Segment adjusted EBITDA(2)	70.1	104.2	4.7	(10.7)	168.3
Depreciation and amortization					144.5
Interest expense					81.3
Other(1)					8.8
Loss before taxes					$(66.3)

Total assets, end of period	$447.5	$898.1	$86.7	$48.1	$1,480.4
Capital expenditures	42.5	27.2	0.2	0.6	70.5
Depreciation and amortization	41.0	97.9	4.6	1.0	144.5
Interest expense	24.2	48.5	4.5	4.1	81.3

	Year Ended December 31, 2023
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$367.6	$597.9	$72.5	$(12.1)	$1,025.9
Parts sales	99.5	170.1	9.8	(1.1)	278.3
Service revenues	132.8	108.2	0.3	—	241.3
Rental revenues	76.4	124.8	1.2	—	202.4
Rental equipment sales	5.2	123.7	—	—	128.9
Total revenues	681.5	1,124.7	83.8	(13.2)	1,876.8
Cost of revenues:
New and used equipment sales	294.3	515.5	54.4	(10.6)	853.6
Parts sales	61.8	117.5	5.0	(1.1)	183.2
Service revenues	57.3	45.9	0.2	—	103.4
Rental revenues	9.7	15.1	—	—	24.8
Rental equipment sales	3.4	91.1	—	—	94.5
Selling, general and administrative expenses	187.8	211.6	12.3	18.6	430.3
Other segment items(1)	1.5	(0.6)	(0.6)	(4.7)	(4.4)
Segment adjusted EBITDA(2)	65.7	128.6	12.5	(15.4)	191.4
Depreciation and amortization					132.6
Interest expense					57.0
Other(1)					(0.7)
Income before taxes					$2.5

Total assets, end of period	$474.3	$947.6	$85.9	$63.1	$1,570.9
Capital expenditures	45.2	28.2	—	1.2	74.6
Depreciation and amortization	34.9	92.5	4.4	0.8	132.6
Interest expense	18.1	33.1	3.4	2.4	57.0

(1) Primarily includes other income (expense), certain one-time, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance.

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

Basic and diluted EPS were calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Basic net (loss) income per share
Net (loss) income available to common stockholders	$(83.3)	$(65.1)	$5.9
Basic weighted average common shares outstanding	32,711,790	33,179,598	32,447,754
Basic net (loss) income per share of common stock	$(2.55)	$(1.96)	$0.18
Diluted net (loss) income per share
Net (loss) income available to common stockholders	$(83.3)	$(65.1)	$5.9
Basic weighted average common shares outstanding	32,711,790	33,179,598	32,447,754
Effect of dilutive securities:
Effect of dilutive securities	—	—	429,753
Diluted weighted average common shares outstanding	32,711,790	33,179,598	32,877,507
Diluted net (loss) income per share of common stock	$(2.55)	$(1.96)	$0.18

Approximately 735,000 and 918,000 securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2025 and 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2025 included in this Annual Report on Form 10-K has also audited the Company’s internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP’s report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Alta Equipment Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alta Equipment Group Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

February 26, 2026

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report on Form 10-K

(1)
Financial Statements
(2)
Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023:

		Changes
	Balance at Beginning of Period	Charged to Expense	Other (1)(2)	Deductions from Reserves	Balance at End of Period
Receivables allowances:
Year ended December 31, 2025	$10.7	$3.2	$—	$(2.6)	$11.3
Year ended December 31, 2024	12.4	5.8	—	(7.5)	10.7
Year ended December 31, 2023	13.0	7.2	0.5	(8.3)	12.4

Tax valuation allowances:
Year ended December 31, 2025	$12.4	$24.5	$—	$—	$36.9
Year ended December 31, 2024	—	12.4	—	—	12.4
Year ended December 31, 2023	8.8	(8.4)	(0.4)	—	—

(1) Other for receivables includes changes associated with adoption of Current Expected Credit Loss model as of January 1, 2023.

(2) Other for tax valuation allowance includes changes associated with the change in valuation allowance from OCI and prior year adjustments

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

4.11

Board Observer Agreement, dated January 21, 2026, by and between the Company and Mill Road Capital III, L.P. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on January 22, 2026)

4.12

Cooperation Agreement, dated January 21, 2026, by and between the Company and Mill Road Capital III, L.P. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on January 22, 2026)

10.1

Sixth Amendment to Sixth Amended and Restated ABL First Lien Credit Agreement, dated June 5, 2024, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38864) filed by the Company on June 6, 2024).

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

10.11	Form of Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.11 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.12	Form of Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.12 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.13	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.13 on Form 10-Q (File No. 001-38864) filed by the Company on August 9, 2022)
10.14	Form of 2022 Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.14 on Form 10-K (File No. 001-38864) filed by the Company on March 9, 2023).
10.15	Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 001-38864) filed by the Company on June 8, 2023).
10.16	Craig Brubaker Employment Agreement, December 31, 2025 (incorporated by reference to Exhibit 10.1 on Form 8-K (File No. 001-38864) filed by the Company on January 7, 2026).
19.1	Policy Regarding Insider Trading and Dissemination of Inside Information (incorporated by reference to Exhibit 19.1 on Form 10-K (File No. 001-38864) filed by the Company on March 5, 2025).
21.1*	Subsidiaries of the Company.
22.1*	Indenture Guarantors of the Company
23.1*	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: February 26, 2026	By:	/s/ Ryan Greenawalt
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

Name	Title	Date

/s/ Ryan Greenawalt	Chief Executive Officer and Director	February 26, 2026
Ryan Greenawalt	(Principal Executive Officer)

/s/ Anthony J. Colucci	Chief Financial Officer	February 26, 2026
Anthony J. Colucci	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidhartha Nair	Director	February 26, 2026
Sidhartha Nair

/s/ Daniel Shribman	Director	February 26, 2026
Daniel Shribman

/s/ Andrew Studdert	Director	February 26, 2026
Andrew Studdert

/s/ Katherine White	Director	February 26, 2026
Katherine White

/s/ Colin Wilson	Director	February 26, 2026
Colin Wilson