Form 10-Q
period 2026-03-31
ALTA EQUIPMENT GROUP INC.
filed 2026-05-07
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, there were 32,535,540 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

Some factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

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
•
an increase in the cost of diesel and unleaded gasoline where we are unable to hedge or pass through the increase to customers;
•
the demand and market price for our equipment and product support;
•
negative impacts related to customer payments;
•
collective bargaining agreements and our relationship with our union-represented employees;
•
a material increase in the volume of high-cost healthcare claims below our stop-loss insurance limit;
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
•
changes in global economic and financial markets; and
•
other risks and uncertainties identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) and other filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”).

For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q. The foregoing list of factors is not exclusive, and undue reliance should not be placed upon any forward-looking statements, which speak only as of the date made.

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash	$23.9	$18.6
Accounts receivable, net of allowances of $11.3 as of both March 31, 2026 and December 31, 2025	192.0	186.7
Inventories, net	476.2	473.3
Prepaid expenses and other current assets	31.7	31.6
Total current assets	723.8	710.2

NON-CURRENT ASSETS
Property and equipment, net	69.0	73.3
Rental fleet, net	305.0	313.7
Operating lease right-of-use assets, net	105.7	108.3
Goodwill	77.4	77.8
Other intangible assets, net	46.4	48.0
Other assets	7.3	5.0
TOTAL ASSETS	$1,334.6	$1,336.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan payable – new equipment	$246.7	$241.0
Floor plan payable – used and rental equipment	86.8	72.3
Current portion of long-term debt	11.1	11.0
Accounts payable	84.7	77.7
Customer deposits	12.0	15.0
Accrued expenses	55.5	45.3
Current operating lease liabilities	15.0	15.0
Current deferred revenue	12.7	13.7
Other current liabilities	3.3	4.0
Total current liabilities	527.8	495.0

NON-CURRENT LIABILITIES
Line of credit, net	204.8	211.3
Long-term debt, net of current portion	485.3	484.5
Finance lease obligations, net of current portion	26.2	28.2
Deferred revenue, net of current portion	5.0	5.0
Long-term operating lease liabilities, net of current portion	97.7	100.1
Deferred tax liabilities	11.3	14.6
Other liabilities	4.8	6.4
TOTAL LIABILITIES	1,362.9	1,345.1
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both March 31, 2026 and December 31, 2025 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,532,170 and 32,153,525 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	249.8	248.4
Treasury stock at cost, 2,904,614 shares of common stock held at both March 31, 2026 and December 31, 2025	(19.2)	(19.2)
Accumulated deficit	(256.7)	(236.4)
Accumulated other comprehensive loss	(2.2)	(1.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(28.3)	(8.8)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,334.6	$1,336.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
New and used equipment sales	$206.9	$221.7
Parts sales	71.2	72.0
Service revenues	63.6	66.1
Rental revenues	38.6	42.3
Rental equipment sales	30.2	20.9
Total revenues	410.5	423.0
Cost of revenues:
New and used equipment sales	175.7	188.1
Parts sales	47.6	47.6
Service revenues	25.3	26.4
Rental revenues	4.0	5.0
Rental depreciation	23.5	24.9
Rental equipment sales	25.1	16.0
Total cost of revenues	301.2	308.0
Gross profit	109.3	115.0
Selling, general and administrative expenses	108.2	106.7
Non-rental depreciation and amortization	6.8	7.5
Total operating expenses	115.0	114.2
(Loss) income from operations	(5.7)	0.8
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.0)	(3.2)
Interest expense – other	(17.5)	(18.7)
Other income	1.7	0.9
Gain on divestiture	0.2	—
Total other expense, net	(17.6)	(21.0)
Loss before taxes	(23.3)	(20.2)
Income tax (benefit) expense	(3.8)	0.7
Net loss	(19.5)	(20.9)
Preferred stock dividends	(0.8)	(0.8)
Net loss available to common stockholders	$(20.3)	$(21.7)
Basic loss per share	$(0.62)	$(0.65)
Diluted loss per share	$(0.62)	$(0.65)
Basic weighted average common shares outstanding	32,617,531	33,167,370
Diluted weighted average common shares outstanding	32,617,531	33,167,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(19.5)	$(20.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.6)	—
Change in fair value of derivative, net of tax	—	0.3
Total other comprehensive (loss) income (1)	(0.6)	0.3
Comprehensive loss	$(20.1)	$(20.6)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive (loss) income for the three months ended March 31, 2026 and 2025. There were no material taxes associated with Total other comprehensive (loss) income for the three months ended March 31, 2026 and 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended March 31, 2026
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	1,200,000	$—	32,153,525	$—	$248.4	$(236.4)	$(19.2)	$(1.6)	$(8.8)
Net loss	—	—	—	—	—	(19.5)	—	—	(19.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation including employee stock purchase plan	—	—	378,645	—	1.4	—	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at March 31, 2026	1,200,000	$—	32,532,170	$—	$249.8	$(256.7)	$(19.2)	$(2.2)	$(28.3)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(19.5)	$(20.9)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	30.3	32.4
Amortization of debt discount and debt issuance costs	0.9	1.0
Gain on sale of property and rental equipment	(4.5)	(5.0)
Provision for inventory reserves	0.8	1.3
Provision for losses on accounts receivable	0.8	1.6
Gain on divestiture	(0.2)	—
Stock-based compensation expense	1.0	1.1
Changes in deferred income taxes	(3.2)	(2.1)
Other operating activities	(2.1)	(0.1)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6.5)	(9.1)
Inventories	(38.8)	(41.6)
Proceeds from sale of rental equipment - rent-to-sell	26.8	18.6
Prepaid expenses and other assets	(0.2)	(3.1)
Manufacturers floor plans payable	21.5	(6.0)
Accounts payable, accrued expenses, leases, and other operating liabilities	13.7	14.4
Net cash provided by (used in) operating activities	20.8	(17.5)
INVESTING ACTIVITIES
Expenditures for rental equipment	(6.3)	(12.0)
Expenditures for property and equipment and intangibles	(3.0)	(1.7)
Proceeds from sale of property and equipment	1.6	0.2
Proceeds from sale of rental equipment - rent-to-rent	3.4	2.3
Acquisition of business, net of cash acquired	—	(2.9)
Proceeds from divestiture, net	1.5	—
Other investing activities	(0.7)	(0.2)
Net cash used in investing activities	(3.5)	(14.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	40.5	96.1
Principal payments on long-term debt and finance lease obligations	(49.6)	(61.6)
Proceeds from non-manufacturer floor plan payable	25.5	22.5
Payments on non-manufacturer floor plan payable	(26.6)	(24.0)
Preferred stock dividends paid	(0.8)	(0.8)
Common stock dividends declared and paid	—	(1.9)
Other financing activities	(0.9)	(0.8)
Net cash (used in) provided by financing activities	(11.9)	29.5

Effect of exchange rate changes on cash	(0.1)	—
NET CHANGE IN CASH	5.3	(2.3)

Cash, Beginning of year	18.6	13.4
Cash, End of period	$23.9	$11.1
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$30.0	$28.4
Supplemental disclosures of cash flow information
Cash paid for interest	$7.7	$9.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

Alta Equipment Group Inc. and its subsidiaries (“Alta” or the “Company”) is engaged in the sale, service, and rental of material handling, construction, and environmental processing equipment in the states of Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York, Virginia, Massachusetts, Maine, New Hampshire, Vermont, Rhode Island, Connecticut, Nevada, and Florida, as well as the Canadian provinces of Ontario, New Brunswick, and Quebec. Unless the context otherwise requires, the use of the terms “the Company”, “we”, “us”, and “our” in these notes to the unaudited condensed consolidated financial statements refers to Alta Equipment Group Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the 2025 Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there was no significant changes to those accounting policies.

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

Disaggregation of Revenues

The following table summarizes the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 by revenue type and the applicable accounting standard.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$206.9	$206.9	$—	$221.7	$221.7
Parts sales	—	71.2	71.2	—	72.0	72.0
Service revenues	—	63.6	63.6	—	66.1	66.1
Rental revenues	38.6	—	38.6	42.3	—	42.3
Rental equipment sales	—	30.2	30.2	—	20.9	20.9
Total revenues	$38.6	$371.9	$410.5	$42.3	$380.7	$423.0

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $8.1 million and $10.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $15.5 million and $19.0 million in project-based revenues for the three months ended March 31, 2026 and 2025 respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.3 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of March 31, 2026 and December 31, 2025 were $4.0 million and $3.7 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of March 31, 2026 and December 31, 2025 was $17.7 million and $18.7 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized revenues of $6.9 million and $7.9 million, respectively, from the prior year ending balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer (“CEO”) and Chief Financial Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. Our CEO is on the Board of Directors of OneH2. OneH2 is a privately held company that produces and delivers hydrogen fuel to end users and manufactures modular hydrogen plants and related equipment. During both the three months ended March 31, 2026 and 2025, the Company purchased $0.1 million of hydrogen fuel from OneH2. To date, the Company has paid OneH2 $5.3 million to build and commercialize a hydrogen production plant for the Company.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	March 31,	December 31,
	2026	2025
New equipment	$325.8	$322.5
Used equipment	46.5	47.1
Work in process	8.5	7.3
Parts	105.7	105.8
Gross inventory	486.5	482.7
Inventory reserves	(10.3)	(9.4)
Inventories, net	$476.2	$473.3

Direct labor of $1.8 million and $1.3 million incurred for open service orders were capitalized and included in work in process as of March 31, 2026 and December 31, 2025, respectively. The remaining work in process balances as of March 31, 2026 and December 31, 2025 primarily represent parts applied to open service orders.

Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $3.6 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2026	2025
Land	$1.1	$3.2
Buildings, equipment, and leasehold improvements:
Machinery and equipment	10.0	10.2
Autos and trucks	5.8	6.1
Buildings and leasehold improvements	31.3	29.3
Construction in progress	7.4	8.2
Finance lease right-of-use assets	65.1	64.7
Office equipment	6.0	5.9
Computer equipment	13.4	13.4
Total costs	140.1	141.0

Less: accumulated depreciation and amortization of property and equipment	(71.1)	(67.7)
Property and equipment, net	$69.0	$73.3

Total depreciation and amortization on property and equipment was $4.3 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

Rental fleet, net, consisted of the following:

	March 31,	December 31,
	2026	2025
Rental fleet	$524.6	$532.9
Less: accumulated depreciation of rental fleet	(219.6)	(219.2)
Rental fleet, net	$305.0	$313.7

Total depreciation on rental fleet was $19.8 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill in total and by reportable segment during the three months ended March 31, 2026:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2025	$14.7	$44.8	$18.3	$77.8
Divestiture	(0.3)	—	—	(0.3)
Translation adjustments	—	(0.1)	—	(0.1)
Balance, March 31, 2026	$14.4	$44.7	$18.3	$77.4

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2026. See Note 15, Divestiture, for further information.

Other intangible assets, net consisted of the following:

	March 31, 2026
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.4	$72.8	$(33.8)	$39.0
Other intangibles	3.2	18.8	(11.4)	7.4
Total	4.7	$91.6	$(45.2)	$46.4

	December 31, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.6	$72.9	$(31.9)	$41.0
Other intangibles	3.0	17.7	(10.7)	7.0
Total	5.0	$90.6	$(42.6)	$48.0

Amortization of intangible assets was $2.6 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lender

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the “First Lien Floor Plan Facility”) with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance on our First Lien Floor Plan Facility of $46.7 million and $47.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at March 31, 2026 and December 31, 2025 was 6.5% and 6.7%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates ranged from 6.2% to 8.8% as of March 31, 2026 and 6.2% to 11.8% as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance on the OEM Floor Plan Facilities of $287.1 million and $265.9 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $544.5 million at any time, subject to limitations from the amount of the Company's collateralized assets, which increases 10% annually effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of March 31, 2026 and December 31, 2025, was $333.8 million and $313.6 million, respectively, excluding unamortized debt issuance costs. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $2.0 and $3.2 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 6.4% and 7.6% as of March 31, 2026 and 2025, respectively.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lender

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of March 31, 2026 and December 31, 2025, the Company had an outstanding ABL Facility balance of $207.0 million and $213.6 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 5.4% at both March 31, 2026 and December 31, 2025.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,064.5 million unless certain other conditions are met. The total amount outstanding as of March 31, 2026 and December 31, 2025, was $540.8 million and $527.2 million, exclusive of debt issuance and deferred financing costs of $2.5 million and $2.6 million, respectively.

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

As of March 31, 2026, outstanding borrowings under the Notes were $485.3 million, which included $14.7 million deferred financing costs and original issue discounts. As of December 31, 2025, outstanding borrowings under the Notes were $484.5 million, which included $15.5 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2026	2025
Line of credit	$207.0	$213.6
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(3.2)	(3.2)
Debt discount	(13.7)	(14.6)
Finance leases	37.3	39.2
Total debt and finance leases	727.4	735.0
Less: current maturities	(11.1)	(11.0)
Long-term debt and finance leases, net	$716.3	$724.0

As of March 31, 2026, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their presentation on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”) and Ecoverse Industries, LTD.

	March 31,	December 31,
Location on Balance Sheet	2026	2025
Other current liabilities	$2.6	$2.6
Other liabilities	1.4	2.7
Total	$4.0	$5.3

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

At March 31, 2026 and December 31, 2025, assets recorded under finance leases, net of accumulated depreciation, were $34.1 million and $36.1 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$6.7	$6.9
Short-term lease expense	0.8	0.9
Low-value lease expense	0.4	0.3
Variable lease expense	3.5	3.1
Finance lease expense:
Amortization of right-of-use assets	2.8	2.9
Interest on lease liabilities	0.8	1.0
Sublease income	(0.1)	(0.1)
Total lease expense	$14.9	$15.0

Additional information related to leases is presented in the table below:

	Three Months Ended March 31,
Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.6	$6.7
Operating cash flows for finance leases	0.8	1.0
Financing cash flows for finance leases	2.7	2.7
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	2.2	3.5
Finance leases	1.0	5.0
Weighted Average Remaining Lease Term (in years):
Operating leases	7.8	8.5
Finance leases	3.5	4.2
Weighted Average Discount Rate (in %):
Operating leases	11.0	10.6
Finance leases	9.2	8.9

Minimum future lease payments under non-cancellable operating and finance leases described above as of March 31, 2026 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remainder of 2026	$19.3	$10.5
2027	25.0	12.5
2028	23.0	10.8
2029	17.4	7.1
2030	16.4	2.1
Thereafter	68.5	0.3
Total future minimum lease payments	169.6	43.3
Less: imputed interest	(56.9)	(6.0)
Total	$112.7	$37.3

Balance Sheet Location	March 31, 2026	December 31, 2025
Current portion of long-term debt	$11.1	$11.0
Current operating lease liabilities	15.0	15.0
Finance lease obligations, net of current portion	26.2	28.2
Long-term operating lease liabilities, net of current portion	97.7	100.1
Total	$150.0	$154.3

As of March 31, 2026, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2026 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of the third-party lessee.

NOTE 11 — CONTINGENCIES

Guarantees

As of March 31, 2026 and December 31, 2025, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both March 31, 2026 and December 31, 2025. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

Legal Proceedings

During the three months ended March 31, 2026 and 2025, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of both March 31, 2026 and December 31, 2025 there was $13.5 million in outstanding letters of credit issued in the normal course of business. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax benefit of $3.8 million and expense of $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the income tax benefit was primarily attributable to the net loss for the period. During the three months ended March 31, 2025, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance against a portion of the deferred tax asset (“DTA”) relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period.

We regularly assess the need for a valuation allowance against our DTAs. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the DTAs as well as the nature of the deferred tax attribute to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the DTAs will not be realized. The Company's ability to realize its DTAs is dependent on generating sufficient future taxable income. In the current period, an adjusted cumulative pretax loss has been determined based on a 12-quarter look-back period and is considered significant negative evidence under ASC 740. As a result, management concluded that it is still more likely than not that certain DTAs will not be realized. Although on a forecasted future income planning basis, we believe the Company may be able to utilize these DTAs, this positive factor is not enough to overcome the overall cumulative loss indication. The recognition of a valuation allowance is a significant estimate and a future change in judgment or circumstances could result in a material change to the valuation allowance and income tax expense. We will continue to monitor the need for a valuation allowance against our DTAs on a quarterly basis.

The effective tax rate for the three months ended March 31, 2026 and 2025 was 16.3% and (3.5)%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above.

NOTE 13 — STOCK-BASED COMPENSATION

The Company's plan is to have broad-based long-term compensation programs intended to attract and retain talented employees and align stockholder and employee interests. To this end, compensation for our senior leadership team includes equity awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). We calculate the fair value of the RSUs and PSUs based on the closing market price of our common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The RSUs and PSUs vest ratably over three years, including the one-year performance period for PSUs. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $0.9 million for both the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $3.7 million, which is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $4.5 million, which is expected to be recognized over a weighted average period of 2.2 years.

The following table shows the number of stock awards that were granted, vested, and issued during the three months ended March 31, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2025	465,919	$6.63	249,410	$8.69
Granted	334,360	6.91	577,257	6.85
Vested - issued	(180,084)	7.77	(87,189)	15.27
Vested - unissued	(21,900)	4.75	—	—
Unvested units as of March 31, 2026	598,295	$6.51	739,478	$6.48

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three months ended March 31, 2026 and 2025 was not material.

ESPP employee payroll contributions accrued as of March 31, 2026 and December 31, 2025 are not material and are included within “Accrued expenses” in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within “Other financing activities” in the Condensed Consolidated Statements of Cash Flows.

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

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	March 31, 2026	December 31, 2025
Estimated aggregate fair value (1)	$688.1	$701.6
Aggregate carrying value (1)	744.3	752.8

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

The fuel swap contracts are in gallons with various maturity dates through February 2027 with a total notional value of $4.0 million as of March 31, 2026. The fuel swap contracts, foreign currency purchase hedges, and interest rate cap, which expired in December 2025, are immaterial individually and in the aggregate to the Company's condensed consolidated financial statements.

NOTE 15 — DIVESTITURE

On March 1, 2026, the Company’s Material Handling segment entered into a definitive agreement and closed on the divestiture of its one location battery shop business in New England for $1.5 million in cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $0.2 million disclosed in the line item “Gain on divestiture” in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

See the Condensed Consolidated Statements of Cash Flows for the total cash inflow in “Proceeds from divestiture, net” and the gain on sale in “Gain on divestiture” for the cash flow impact of the divestiture activity.

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

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York (excluding New York City), Florida and the New England region of the U.S. as well as Ontario, New Brunswick, and Quebec provinces of Canada.

The Master Distribution segment is principally engaged in large-scale environmental processing equipment distribution with sub dealers throughout the United States and Canada.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers, and members of our shared-services team, consulting and legal fees related to divestitures, corporate governance, audit and tax preparation related fees and other compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax (benefit) expense. There is also intercompany elimination activity presented within Corporate and Other.

The following tables summarize key financial information by reportable segment:

	Three Months Ended March 31, 2026
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$72.8	$121.2	$14.1	$(1.2)	$206.9
Parts sales	23.3	45.4	2.7	(0.2)	71.2
Service revenues	34.0	29.4	0.2	—	63.6
Rental revenues	16.5	22.0	0.1	—	38.6
Rental equipment sales	3.9	26.3	—	—	30.2
Total revenues	150.5	244.3	17.1	(1.4)	410.5
Cost of revenues:
New and used equipment sales	58.5	107.0	11.4	(1.2)	175.7
Parts sales	14.7	31.6	1.5	(0.2)	47.6
Service revenues	13.1	12.0	0.2	—	25.3
Rental revenues	1.2	2.8	—	—	4.0
Rental equipment sales	2.4	22.7	—	—	25.1
Selling, general and administrative expenses	47.6	53.6	2.6	4.4	108.2
Other segment items(1)	—	0.7	0.4	(4.6)	(3.5)
Segment adjusted EBITDA(2)	13.0	13.9	1.0	0.2	28.1
Depreciation and amortization					30.3
Interest expense					19.5
Other(1)					1.6
Loss before taxes					$(23.3)

Total assets, end of period	$386.4	$818.7	$88.4	$41.1	$1,334.6
Capital expenditures	4.6	3.9	—	0.8	9.3
Depreciation and amortization	9.6	19.4	1.0	0.3	30.3
Interest expense	5.8	11.0	1.7	1.0	19.5

	Three Months Ended March 31, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$78.4	$126.7	$14.8	$1.8	$221.7
Parts sales	24.3	45.3	2.4	—	72.0
Service revenues	34.1	31.8	0.2	—	66.1
Rental revenues	17.6	24.6	—	0.1	42.3
Rental equipment sales	3.5	17.4	—	—	20.9
Total revenues	157.9	245.8	17.4	1.9	423.0
Cost of revenues:
New and used equipment sales	63.1	112.3	11.0	1.7	188.1
Parts sales	15.3	30.9	1.4	—	47.6
Service revenues	13.3	12.6	0.5	—	26.4
Rental revenues	1.0	4.0	—	—	5.0
Rental equipment sales	2.5	13.5	—	—	16.0
Selling, general and administrative expenses	46.5	54.6	2.5	3.1	106.7
Other segment items(1)	0.6	0.9	0.5	(2.4)	(0.4)
Segment adjusted EBITDA(2)	15.6	17.0	1.5	(0.5)	33.6
Depreciation and amortization					32.4
Interest expense					21.9
Other(1)					(0.5)
Loss before taxes					$(20.2)

Total assets, end of period	$442.2	$933.8	$87.6	$40.9	$1,504.5
Capital expenditures	6.3	7.3	—	0.1	13.7
Depreciation and amortization	10.6	20.6	0.9	0.3	32.4
Interest expense	6.3	12.8	1.4	1.4	21.9

(1) Primarily includes other income (expense), certain one-time, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance.

(2) See definition in Item 2 under Non-GAAP Financial Measures.

NOTE 17 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and includes vested, unissued RSUs. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, after giving effect to all potential dilutive common shares outstanding during the period. We include all common stock share equivalents granted under our stock-based compensation plan which remain unvested and shares used as consideration in the Ault acquisition which remain unissued (“dilutive securities”), in the number of shares outstanding for our diluted EPS calculations using the treasury method.

Basic and diluted EPS were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Basic net loss per share
Net loss available to common stockholders	$(20.3)	$(21.7)
Basic weighted average common shares outstanding	32,617,531	33,167,370
Basic net loss per share of common stock	$(0.62)	$(0.65)
Diluted net loss per share
Net loss available to common stockholders	$(20.3)	$(21.7)
Basic weighted average common shares outstanding	32,617,531	33,167,370
Effect of dilutive securities:
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	32,617,531	33,167,370
Diluted net loss per share of common stock	$(0.62)	$(0.65)

Approximately 798,000 and 795,000 securities were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report, and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report on Form 10-K”). This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 reflecting Alta’s current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may not occur. Alta assumes no obligation to update any of these forward-looking statements.

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

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals; and
(v)
rental equipment sales.

We have operated as an equipment dealership for 42 years and have developed a branch network that includes over 80 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada, and Florida and the Canadian provinces of Ontario, Quebec, and New Brunswick (serving the Maritimes). We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service, and rental offerings. Additionally, we provide design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

Within our territories, we are primarily the exclusive distributor of new equipment and replacement parts on behalf of our OEM partners. We and our regional subsidiaries enjoy long-standing relationships with leading material handling and construction equipment OEMs including Hyster-Yale, Volvo, JCB, CNH, Takeuchi, McCloskey, and Kubota, among many others, as well as master dealer rights throughout North America for environmental processing equipment with Doppstadt and Backers, among others. We are consistently recognized by OEMs as a top dealership partner and have been identified as an internationally recognized high-performing Hyster-Yale dealer and are a multi-year recipient of the Volvo Dealer of the Year award.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $522.1 million as of March 31, 2026. The original acquisition cost of our rental fleet excludes $2.5 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

Rental depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon the type and usage of equipment. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for information on our rental equipment depreciation methods.

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

Results of Operations

The three months ended March 31, 2026 and 2025

Consolidated Results

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$206.9	$221.7	$(14.8)	(6.7)%
Parts sales	71.2	72.0	(0.8)	(1.1)%
Service revenues	63.6	66.1	(2.5)	(3.8)%
Rental revenues	38.6	42.3	(3.7)	(8.7)%
Rental equipment sales	30.2	20.9	9.3	44.5%
Total revenues	410.5	423.0	(12.5)	(3.0)%
Cost of revenues:
New and used equipment sales	175.7	188.1	(12.4)	(6.6)%
Parts sales	47.6	47.6	—	—
Service revenues	25.3	26.4	(1.1)	(4.2)%
Rental revenues	4.0	5.0	(1.0)	(20.0)%
Rental depreciation	23.5	24.9	(1.4)	(5.6)%
Rental equipment sales	25.1	16.0	9.1	56.9%
Total cost of revenues	301.2	308.0	(6.8)	(2.2)%
Gross profit	109.3	115.0	(5.7)	(5.0)%
Selling, general and administrative expenses	108.2	106.7	1.5	1.4%
Non-rental depreciation and amortization	6.8	7.5	(0.7)	(9.3)%
Total operating expenses	115.0	114.2	0.8	0.7%
(Loss) income from operations	(5.7)	0.8	(6.5)	(812.5)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(2.0)	(3.2)	1.2	(37.5)%
Interest expense – other	(17.5)	(18.7)	1.2	(6.4)%
Other income	1.7	0.9	0.8	88.9%
Gain on divestiture	0.2	—	0.2	NM
Total other expense, net	(17.6)	(21.0)	3.4	(16.2)%
Loss before taxes	(23.3)	(20.2)	(3.1)	NM
Income tax (benefit) expense	(3.8)	0.7	(4.5)	NM
Net loss	(19.5)	(20.9)	1.4	NM
Preferred stock dividends	(0.8)	(0.8)	—	—
Net loss available to common stockholders	$(20.3)	$(21.7)	$1.4	NM
Adjusted EBITDA(1)	$28.1	$33.6	$(5.5)	(16.4)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues
	Three Months Ended March 31,
	2026	2025
Revenues:
New and used equipment sales	50.4%	52.5%
Parts sales	17.3%	17.0%
Service revenues	15.5%	15.6%
Rental revenues	9.4%	10.0%
Rental equipment sales	7.4%	4.9%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	42.8%	44.4%
Parts sales	11.6%	11.3%
Service revenues	6.2%	6.2%
Rental revenues	1.0%	1.2%
Rental depreciation	5.7%	5.9%
Rental equipment sales	6.1%	3.8%
Total cost of revenues	73.4%	72.8%
Gross profit	26.6%	27.2%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA
	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Net loss available to common stockholders	$(20.3)	$(21.7)	$1.4	NM
Depreciation and amortization	30.3	32.4	(2.1)	(6.5)%
Interest expense	19.5	21.9	(2.4)	(11.0)%
Income tax (benefit) expense	(3.8)	0.7	(4.5)	NM
Transaction and consulting costs	(0.1)	0.1	(0.2)	NM
Gain on divestiture	(0.2)	—	(0.2)	NM
Share-based incentives	1.0	1.1	(0.1)	(9.1)%
Other expenses	2.9	1.5	1.4	NM
Preferred stock dividend	0.8	0.8	—	—
Showroom-ready equipment interest expense	(2.0)	(3.2)	1.2	(37.5)%
Adjusted EBITDA	$28.1	$33.6	$(5.5)	(16.4)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Total revenues	$410.5	$423.0	$(12.5)	(3.0)%
Acquisition and divestitures revenues	0.9	4.8
Organic revenues:
New and used equipment sales	206.5	218.3	(11.8)	(5.4)%
Parts sales	71.1	72.0	(0.9)	(1.3)%
Service revenues	63.4	66.0	(2.6)	(3.9)%
Rental revenues	38.4	41.0	(2.6)	(6.3)%
Rental equipment sales	30.2	20.9	9.3	44.5%
Total organic revenues	$409.6	$418.2	$(8.6)	(2.1)%

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

We define Adjusted EBITDA as net income (loss) before interest expense (not including floor plan interest paid on new equipment), income taxes, depreciation and amortization, adjusted for certain one-time, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance. We exclude these items from net income (loss) in arriving at Adjusted EBITDA because these amounts are either non-cash, non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired.

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

Revenues: Consolidated total revenues in the three months ended March 31, 2026 decreased $12.5 million, or 3.0%, to $410.5 million, compared to $423.0 million in the same period in 2025. On an organic basis, total revenues decreased by $8.6 million, or 2.1%, from $418.2 million to $409.6 million. Organic new and used equipment revenues decreased 5.4% against the three months ended March 31, 2025. The decline in equipment sales was driven by lower unit deliveries reflecting a combination of timing‑related demand softness as tax incentives of the One Big Beautiful Bill Act contributed to an elevated level of sales in the fourth quarter of 2025, pulling forward certain customer purchases that would have otherwise occurred in the first quarter of 2026. Product support revenues contracted modestly, declining 2.5% organically for the three months ended March 31, 2026. The decline in product support revenues was primarily driven by amplified winter weather-related impacts when compared to last year as conditions made the deployment of our field service technicians more difficult, which limited billable capacity despite stable demand and disciplined pricing execution. Rental revenues for the three months ended March 31, 2026 decreased 6.3% organically. The decline in rental revenues was primarily driven by holding a lower average rental fleet size and reduced utilization in certain markets, specifically in our weather impacted northern regions. Conversely, rental equipment sales increased 44.5% for the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily driven by the targeted disposals of underutilized and aged assets across both segments, and to match customer demand for lower cost used equipment alternatives.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Consolidated	GP%	GP%	GP%
New and used equipment sales	15.1%	15.2%	(0.1)%
Parts sales	33.1%	33.9%	(0.8)%
Service revenues	60.2%	60.1%	0.1%
Rental revenues	28.8%	29.3%	(0.5)%
Rental equipment sales	16.9%	23.4%	(6.5)%

Consolidated gross profit	26.6%	27.2%	(0.6)%

The consolidated gross profit margin for the three months ended March 31, 2026 was 26.6%, a 60 basis point decrease from 27.2% for the same period in 2025, reflecting margin pressures across several revenue streams that offset stable service margin performance. Gross profit margins on new and used equipment sales were largely stable year over year, decreasing 10 basis points to 15.1%, as margin stability in the Material Handling and Construction Equipment segments was offset by tariff-related cost pressures in the Master Distribution segment. Notably, new and used equipment gross margins increased by 240 basis points on a sequential basis when compared to the fourth quarter of 2025. Rental equipment sales margins declined 650 basis points year over year reflecting a higher mix of lower-margin asset dispositions as the Company continued to optimize fleet levels and exit underperforming rental product categories. Parts gross margins declined modestly by 80 basis points but remained within expectations while service gross margins increased 10 basis points as higher effective labor rates and operational initiatives helped to offset weather-related challenges on technician availability. Rental revenue gross margins decreased 50 basis points, primarily due to fixed depreciation expense comprising a higher proportion of rental cost of sales on a lower revenue base, particularly within the Material Handling segment.

Operating expenses: Consolidated operating expenses increased by $0.8 million to $115.0 million for the three months ended March 31, 2026, compared to the same period last year, driven primarily by inflationary cost pressures and higher health benefit costs associated with unfavorable claims experience. These increases were partially offset by lower operating expenses in the Construction Equipment segment resulting from workforce and expense management initiatives.

Other expense, net: Consolidated other expense, net for the three months ended March 31, 2026 reduced by $3.4 million to $17.6 million compared to $21.0 million for the same period in 2025. The variance was primarily attributable to lower interest expense resulting from lower borrowing rates and inventory optimization initiatives as well as a gain on divestiture in our Material Handling segment.

Income tax (benefit) expense: The Company recorded an income tax benefit of $3.8 million and expense of $0.7 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the income tax benefit was primarily attributable to the net loss for the period. The income tax expense in 2025 was primarily a result of adjustments of the Company's valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period.

Material Handling Results

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$72.8	$78.4	$(5.6)	(7.1)%
Parts sales	23.3	24.3	(1.0)	(4.1)%
Service revenues	34.0	34.1	(0.1)	(0.3)%
Rental revenues	16.5	17.6	(1.1)	(6.3)%
Rental equipment sales	3.9	3.5	0.4	11.4%
Total revenues	150.5	157.9	(7.4)	(4.7)%
Cost of revenues:
New and used equipment sales	58.5	63.1	(4.6)	(7.3)%
Parts sales	14.7	15.3	(0.6)	(3.9)%
Service revenues	13.1	13.3	(0.2)	(1.5)%
Rental revenues	1.2	1.0	0.2	20.0%
Rental depreciation	7.8	8.1	(0.3)	(3.7)%
Rental equipment sales	2.4	2.5	(0.1)	(4.0)%
Total cost of revenues	97.7	103.3	(5.6)	(5.4)%
Gross profit	52.8	54.6	(1.8)	(3.3)%
Selling, general and administrative expenses	47.6	46.5	1.1	2.4%
Non-rental depreciation and amortization	1.8	2.5	(0.7)	(28.0)%
Total operating expenses	49.4	49.0	0.4	0.8%
Income from operations	3.4	5.6	(2.2)	(39.3)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.8)	0.5	(62.5)%
Interest expense – other	(5.5)	(5.5)	—	—
Other income	0.1	0.1	—	—
Gain on divestiture	0.2	—	0.2	NA
Total other expense, net	(5.5)	(6.2)	0.7	(11.3)%
Loss before taxes	$(2.1)	$(0.6)	$(1.5)	250.0%
Segment adjusted EBITDA	$13.0	$15.6	$(2.6)	(16.7)%

	Percent of Revenues
	Three Months Ended March 31,
	2026	2025
Revenues:
New and used equipment sales	48.3%	49.7%
Parts sales	15.5%	15.4%
Service revenues	22.6%	21.6%
Rental revenues	11.0%	11.1%
Rental equipment sales	2.6%	2.2%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	38.8%	40.0%
Parts sales	9.8%	9.7%
Service revenues	8.7%	8.4%
Rental revenues	0.8%	0.6%
Rental depreciation	5.2%	5.1%
Rental equipment sales	1.6%	1.6%
Total cost of revenues	64.9%	65.4%
Gross profit	35.1%	34.6%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Total revenues	$150.5	$157.9	$(7.4)	(4.7)%
Acquisition and divestitures revenues	0.9	3.6
Organic revenues:
New and used equipment sales	72.4	75.0	(2.6)	(3.5)%
Parts sales	23.2	24.3	(1.1)	(4.5)%
Service revenues	33.8	34.0	(0.2)	(0.6)%
Rental revenues	16.3	17.5	(1.2)	(6.9)%
Rental equipment sales	3.9	3.5	0.4	11.4%
Total organic revenues	$149.6	$154.3	$(4.7)	(3.0)%

Revenues: For the three months ended March 31, 2026, Material Handling segment revenues decreased by $7.4 million, or 4.7%, to $150.5 million as compared to the same period last year. The decline in revenues reflects continued softness in new equipment deliveries partially offset by stable service revenues and higher rental equipment sales. Organic sales of new and used equipment decreased $2.6 million, or 3.5%, reflective of slow January activities. While bookings momentum developed later in the quarter in certain markets, improvements were not able to offset early quarter softness. Product support revenues declined modestly on an organic basis, with parts sales down $1.1 million and service revenues down $0.2 million compared to the prior year. Product support performance remained stable despite challenging weather conditions and technician availability constraints, supported by improved effective labor rates and continued pricing discipline. Rental revenues decreased $1.2 million, or 6.9%, on an organic basis, reflecting a lower average volume of fleet on rent. In contrast, rental equipment sales increased $0.4 million, or 11.4%, primarily due to the targeted disposal of underutilized assets and increased customer demand for cost effective used equipment alternatives. These actions were consistent with intentional enterprise-wide fleet optimization efforts.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
	GP%	GP%	GP%
New and used equipment sales	19.6%	19.5%	0.1%
Parts sales	36.9%	37.0%	(0.1)%
Service revenues	61.5%	61.0%	0.5%
Rental revenues	45.5%	48.3%	(2.8)%
Rental equipment sales	38.5%	28.6%	9.9%

Segment gross profit	35.1%	34.6%	0.5%

Material Handling gross profit for the three months ended March 31, 2026 increased 50 basis points to 35.1% compared to 34.6% in the same period in 2025. The improvement in gross margin reflects favorable mix and margin performance in service and equipment sales, partially offset by lower parts and rental revenue margins. Gross margins on new and used equipment sales increased 10 basis points, remaining largely consistent year over year. Parts gross margins decreased 10 basis points, generally consistent with expectations. Service margins increased 50 basis points, driven by higher effective labor rates and improved technician efficiency. Rental revenues gross margins have decreased 280 basis points primarily due to the influence of fixed depreciation costs on a lower revenue base. Rental equipment sales margins increased 990 basis points, reflecting favorable timing and mix of asset dispositions; however, margins on rent-to-rent equipment sales can vary meaningfully depending on the age and composition of assets sold, as many of these assets are disposed of after being fully depreciated.

Operating expenses: Material Handling operating expenses increased modestly by $0.4 million to $49.4 million for the three months ended March 31, 2026 as compared to the same periods last year. The increase reflects inflationary cost pressures and higher healthcare costs, offset by cost management initiatives.

Other expense, net: For the three months ended March 31, 2026, other expense, net decreased by $0.7 million to $5.5 million, compared to the same period in 2025. The improvement was primarily attributable to a $0.2 million gain on the divestiture of the Company's battery shop business in New England and lower floor plan interest expense.

Construction Equipment Results

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$121.2	$126.7	$(5.5)	(4.3)%
Parts sales	45.4	45.3	0.1	0.2%
Service revenues	29.4	31.8	(2.4)	(7.5)%
Rental revenues	22.0	24.6	(2.6)	(10.6)%
Rental equipment sales	26.3	17.4	8.9	51.1%
Total revenues	244.3	245.8	(1.5)	(0.6)%
Cost of revenues:
New and used equipment sales	107.0	112.3	(5.3)	(4.7)%
Parts sales	31.6	30.9	0.7	2.3%
Service revenues	12.0	12.6	(0.6)	(4.8)%
Rental revenues	2.8	4.0	(1.2)	(30.0)%
Rental depreciation	15.4	16.6	(1.2)	(7.2)%
Rental equipment sales	22.7	13.5	9.2	68.1%
Total cost of revenues	191.5	189.9	1.6	0.8%
Gross profit	52.8	55.9	(3.1)	(5.5)%
Selling, general and administrative expenses	53.6	54.6	(1.0)	(1.8)%
Non-rental depreciation and amortization	4.0	4.0	—	—
Total operating expenses	57.6	58.6	(1.0)	(1.7)%
Loss from operations	(4.8)	(2.7)	(2.1)	77.8%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.3)	(2.1)	0.8	(38.1)%
Interest expense – other	(9.7)	(10.7)	1.0	(9.3)%
Other (expense) income	(0.5)	0.4	(0.9)	(225.0)%
Total other expense, net	(11.5)	(12.4)	0.9	(7.3)%
Loss before taxes	$(16.3)	$(15.1)	$(1.2)	7.9%
Segment adjusted EBITDA	$13.9	$17.0	$(3.1)	(18.2)%

	Percent of Revenues
	Three Months Ended March 31,
	2026	2025
Revenues:
New and used equipment sales	49.6%	51.6%
Parts sales	18.6%	18.4%
Service revenues	12.0%	12.9%
Rental revenues	9.0%	10.0%
Rental equipment sales	10.8%	7.1%
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.9%	45.7%
Parts sales	12.9%	12.6%
Service revenues	4.9%	5.1%
Rental revenues	1.1%	1.6%
Rental depreciation	6.3%	6.8%
Rental equipment sales	9.3%	5.5%
Total cost of revenues	78.4%	77.3%
Gross profit	21.6%	22.7%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues
	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Total revenues	$244.3	$245.8	$(1.5)	(0.6)%
Divestiture revenues	—	1.2
Organic revenues:
New and used equipment sales	121.2	126.7	(5.5)	(4.3)%
Parts sales	45.4	45.3	0.1	0.2%
Service revenues	29.4	31.8	(2.4)	(7.5)%
Rental revenues	22.0	23.4	(1.4)	(6.0)%
Rental equipment sales	26.3	17.4	8.9	51.1%
Total organic revenues	$244.3	$244.6	$(0.3)	(0.1)%

Revenues: Construction Equipment segment revenues decreased by $1.5 million, or 0.6%, to $244.3 million for the three months ended March 31, 2026 as compared to the same period last year. The overall decline in revenues reflects a combination of seasonality and winter weather disruption early in the quarter, partially offset by strategic inventory actions resulting in higher rental equipment sales volumes. New and used equipment sales decreased $5.5 million from the prior year driven by moderately softer new equipment demand across all regions and typical seasonal softness following a record sales quarter in the fourth quarter of 2025. Rental equipment sales increased for the three months ended March 31, 2026 by $8.9 million primarily due to the targeted disposals and portfolio optimization efforts to address underutilized assets and align the rent-to-sell fleet with sustainable customer demand. Product support revenues were modestly lower overall with parts sales essentially flat year over year and service revenues down versus the prior year. The overall decrease in product support of 3.0% was primarily the result of constrained billable capacity due to weather-impacted seasonal factors. Rental revenues decreased $1.4 million organically for the three months ended March 31, 2026 reflecting a smaller average rental fleet and lower utilization in select markets compared to the prior year. The year-over-year decline in rental revenues is consistent with the Company’s strategic repositioning of its rent-to-sell fleet to align with current market demand.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
	GP%	GP%	GP%
New and used equipment sales	11.7%	11.4%	0.3%
Parts sales	30.4%	31.8%	(1.4)%
Service revenues	59.2%	60.4%	(1.2)%
Rental revenues	17.3%	16.3%	1.0%
Rental equipment sales	13.7%	22.4%	(8.7)%

Segment gross profit	21.6%	22.7%	(1.1)%

Construction Equipment gross profit decreased by 110 basis points to 21.6% in the three months ended March 31, 2026 compared to 22.7% in the same period of 2025. New and used equipment sales margins increased to 11.7%, up 30 basis points year over year and 150 basis points compared to the fourth quarter of 2025, reflecting favorable product mix and signaling an improving margin environment. Parts sales margins were reduced for the three months ended March 31, 2026, decreasing 140 basis points when compared to the same time last year but remain within expected ranges. Service gross margins decreased by 120 basis points year over year primarily reflecting increased non-billable activity and throughput disruption associated with winter operating conditions. Rental revenues gross margin for the three months ended March 31, 2026 increased 100 basis points compared to the prior year primarily reflecting lower sublet costs, freight, and repair and maintenance expenses as a percentage of rental revenues. Conversely, gross margins on rental equipment sales decreased 870 basis points from the prior year, reflecting a higher mix of lower-margin asset dispositions consistent with the Company’s targeted efforts to optimize rent-to-sell fleet levels and dispose of underutilized equipment.

Operating expenses: Construction Equipment operating expenses decreased by $1.0 million to $57.6 million for the three months ended March 31, 2026, as compared to the same period in 2025, reflecting continued cost discipline and the impact of workforce and expense management initiatives. These reductions were partially offset by higher healthcare costs compared to the prior year reflecting unfavorable claims experience.

Other expense, net: Construction Equipment other expense, net decreased $0.9 million to $11.5 million for the three months ended March 31, 2026, as compared to the same period in 2025. The improvement was primarily attributable to lower interest expense, driven by a combination of lower rates and the Company's enterprise-wide inventory optimization initiative.

Master Distribution Results

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$14.1	$14.8	$(0.7)	(4.7)%
Parts sales	2.7	2.4	0.3	12.5%
Service revenues	0.2	0.2	—	—
Rental revenues	0.1	—	0.1	NA
Total revenues	17.1	17.4	(0.3)	(1.7)%
Cost of revenues:
New and used equipment sales	11.4	11.0	0.4	3.6%
Parts sales	1.5	1.4	0.1	7.1%
Service revenues	0.2	0.5	(0.3)	(60.0)%
Rental depreciation	0.1	—	0.1	NA
Total cost of revenues	13.2	12.9	0.3	2.3%
Gross profit	3.9	4.5	(0.6)	(13.3)%
Selling, general and administrative expenses	2.6	2.5	0.1	4.0%
Non-rental depreciation and amortization	0.9	0.9	—	—
Total operating expenses	3.5	3.4	0.1	2.9%
Income from operations	0.4	1.1	(0.7)	(63.6)%
Other expense:
Interest expense, floor plan payable – new equipment	(0.3)	(0.3)	—	—
Interest expense – other	(1.4)	(1.1)	(0.3)	27.3%
Other expense	(0.1)	(0.2)	0.1	(50.0)%
Total other expense, net	(1.8)	(1.6)	(0.2)	12.5%
Loss before taxes	$(1.4)	$(0.5)	$(0.9)	180.0%
Segment adjusted EBITDA	$1.0	$1.5	$(0.5)	(33.3)%

	Percent of Revenues
	Three Months Ended March 31,
	2026	2025
Revenues:
New and used equipment sales	82.4%	85.1%
Parts sales	15.8%	13.8%
Service revenues	1.2%	1.1%
Rental revenues	0.6%	—
Total revenues	100.0%	100.0%
Cost of revenues:
New and used equipment sales	66.7%	63.2%
Parts sales	8.7%	8.0%
Service revenues	1.2%	2.9%
Rental depreciation	0.6%	—
Total cost of revenues	77.2%	74.1%
Gross profit	22.8%	25.9%

Revenues: Master Distribution segment revenues for the three months ended March 31, 2026 were $17.1 million, a decrease of $0.3 million from the prior year same period. Despite ongoing tariff-related challenges impacting new equipment sales, sales of used equipment improved during the quarter and helped mitigate the overall decline, resulting in a net decrease of $0.7 million in combined new and used equipment sales year over year. Parts sales were up modestly by $0.3 million year over year with improved pricing execution and steady aftermarket demand. Service revenues were flat year over year, while rental revenues increased modestly due to incremental rental activity during the quarter.

Gross profit (GP):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	2026 versus 2025
	GP%	GP%	GP%
New and used equipment sales	19.1%	25.7%	(6.6)%
Parts sales	44.4%	41.7%	2.7%
Service revenues	—	(150.0)%	NM
Rental revenues	—	NA	NA

Segment gross profit	22.8%	25.9%	(3.1)%
NM - calculated change not meaningful

For the three months ended March 31, 2026, gross profit was $3.9 million, a decrease of $0.6 million compared to the prior year. Gross profit margin decreased 310 basis points to 22.8%, primarily reflecting margin compression in new and used equipment sales. Gross profit margins on new and used equipment sales were 19.1%, down from the prior year reflecting higher relative product costs driven by the impact of tariff costs embedded in inventory sold during the quarter. Parts gross profit margin was 44.4% for the three months ended March 31, 2026, up 270 basis points compared to the same period last year but consistent with expectations and historical averages overall. Easing tariff regulations and renegotiated pricing with OEMs are expected to provide further support of the segment's gross margins in future periods.

Operating expenses: Master Distribution segment operating expenses totaled $3.5 million for the three months ended March 31, 2026, an increase of $0.1 million, or 2.9%, compared to the prior year. The increase was primarily attributable to normal cost inflation and remains aligned with expectations.

Other expense, net: Master Distribution other expense, net was $1.8 million for the three months ended March 31, 2026, an increase of $0.2 million compared to the prior year. The increase was primarily attributable to higher interest expense driven by higher average inventory balances partially offset by lower benchmark interest rates.

Liquidity and Capital Resources

The three months ended March 31, 2026 and 2025 Cash Flows

Cash Flow from Operating Activities. Cash flows provided by operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the three months ended March 31, 2026, operating activities resulted in net cash provided by operations of $20.8 million. Our reported net loss of $19.5 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, gain on divestiture, deferred income taxes, and stock-based compensation, provided net cash inflows of $4.3 million. Cash flow changes from working capital included $38.8 million of inventory purchased ($30.0 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $6.5 million outflow from accounts receivable. Cash flows from operating activities were favorably impacted by $26.8 million due to proceeds from the sale of rent-to-sell equipment, $21.5 million in net inflows related to manufacturer floor plans and $13.7 million in net inflow from accounts payable, accrued expenses, leases, and other operating liabilities partially offset by a $0.2 million net outflow related to prepaid expenses and other assets.

For the three months ended March 31, 2025, operating activities resulted in net cash used in operations of $17.5 million. Our reported net loss of $20.9 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, deferred income taxes, and stock-based compensation, provided net cash inflows of $9.3 million. Cash flow changes from working capital included $41.6 million of inventory purchased ($28.4 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $9.1 million outflow from accounts receivable. Cash flows from operating activities were favorably impacted by $18.6 million due to proceeds from the sale of rent-to-sell equipment and a $14.4 million inflow from accounts payable, accrued expenses, leases, and other operating liabilities, partially offset by $6.0 million in net outflows related to manufacturer floor plans, and by $3.1 million net outflows pertaining to prepaid expenses and other assets.

Cash Flow from Investing Activities. For the three months ended March 31, 2026, our cash used in investing activities was $3.5 million. This was mainly due to $10.0 million in purchases of rental equipment and non-rental property and equipment and other investing activities partially offset by $1.5 million proceeds from the divestiture as discussed in Note 15, $3.4 million proceeds from the sale of rent-to-rent equipment, and $1.6 million proceeds from the sale of non-rental property and equipment.

For the three months ended March 31, 2025, our cash used in investing activities was $14.3 million. This was mainly due to $16.8 million purchases of rental equipment and non-rental property and equipment, the acquisition of Les Chariots Elevateurs Du Quebec Inc., and other investing activities, partially offset by $2.3 million proceeds from the sale of rent-to-rent equipment and $0.2 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the three months ended March 31, 2026, cash used in financing activities was $11.9 million. This cash outflow was due to the $9.1 million of net payments on our line of credit, long-term borrowings, and finance lease obligations, net payments of $1.1 million related to non-manufacturer floor plans, payments of $0.8 million for preferred stock dividends, and $0.9 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental-related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $23.9 million in cash as of March 31, 2026. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, the state of our industry and the markets we serve, and our growth prospects. Our gross rental fleet capital expenditures for the three months ended March 31, 2026 was $36.3 million, including $30.0 million of transfers from new and used inventory to rent-to-sell rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $30.2 million for the three months ended March 31, 2026 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of March 31, 2026, we had $400.2 million of available borrowings under the ABL Facility and Floor Plan Facilities.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. See Note 2 to the consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks primarily consists of interest rate risk associated with our variable rate debt, fixed rate debt when refinancing, prices of certain commodities, and foreign currency exchange rate risks. From time to time, we employ financial instruments to manage the Company's exposure to changes in interest rates, diesel and unleaded fuel, and foreign currencies. See Note 14, Fair Value of Financial Instruments, for more information.

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities (“Floor Plan Rates”) are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of March 31, 2026 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum, excluding OEM subsidies on the Floor Plan Facilities.

At March 31, 2026 and December 31, 2025, we had $207.0 million and $213.6 million, respectively, outstanding borrowings under the ABL Facility. At March 31, 2026 and December 31, 2025, we had $333.8 million and $313.6 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of March 31, 2026, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt would reduce our annual pre-tax earnings by $3.9 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of March 31, 2026 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of March 31, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 11, Contingencies, of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended March 31, 2026. As of March 31, 2026, the Company had $16.7 million of remaining authorization under its share repurchase program.

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

ALTA EQUIPMENT GROUP INC.

Date: May 7, 2026	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)