Form 10-Q
period 2026-06-30
ALTA EQUIPMENT GROUP INC.
filed 2026-08-06
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 32,666,872 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Cash	$20.9	$18.6
Accounts receivable, net of allowances of $10.8 and $11.3 as of June 30, 2026 and December 31, 2025, respectively	213.2	186.7
Inventories, net	456.0	473.3
Prepaid expenses and other current assets	34.8	31.6
Total current assets	724.9	710.2

NON-CURRENT ASSETS
Property and equipment, net	65.7	73.3
Rental fleet, net	300.4	313.7
Operating lease right-of-use assets, net	101.7	108.3
Goodwill	77.2	77.8
Other intangible assets, net	45.2	48.0
Other assets	7.4	5.0
TOTAL ASSETS	$1,322.5	$1,336.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Floor plan payable – new equipment	$254.2	$241.0
Floor plan payable – used and rental equipment	85.2	72.3
Current portion of long-term debt	10.9	11.0
Accounts payable	84.5	77.7
Customer deposits	12.4	15.0
Accrued expenses	46.8	45.3
Current operating lease liabilities	15.0	15.0
Current deferred revenue	11.9	13.7
Other current liabilities	3.2	4.0
Total current liabilities	524.1	495.0

NON-CURRENT LIABILITIES
Line of credit, net	209.6	211.3
Long-term debt, net of current portion	486.3	484.5
Finance lease obligations, net of current portion	23.8	28.2
Deferred revenue, net of current portion	4.9	5.0
Long-term operating lease liabilities, net of current portion	93.9	100.1
Deferred tax liabilities	11.3	14.6
Other liabilities	4.8	6.4
TOTAL LIABILITIES	1,358.7	1,345.1
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both June 30, 2026 and December 31, 2025 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,553,179 and 32,153,525 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	250.8	248.4
Treasury stock at cost, 2,904,614 shares of common stock held at both June 30, 2026 and December 31, 2025	(19.2)	(19.2)
Accumulated deficit	(264.8)	(236.4)
Accumulated other comprehensive loss	(3.0)	(1.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(36.2)	(8.8)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322.5	$1,336.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	$262.1	$265.6	$469.0	$487.3
Parts sales	75.6	75.6	146.8	147.6
Service revenues	63.8	64.9	127.4	131.0
Rental revenues	44.9	46.3	83.5	88.6
Rental equipment sales	29.1	28.8	59.3	49.7
Total revenues	475.5	481.2	886.0	904.2
Cost of revenues:
New and used equipment sales	221.9	228.5	397.6	416.6
Parts sales	50.6	50.7	98.2	98.3
Service revenues	24.6	26.1	49.9	52.5
Rental revenues	4.0	5.2	8.0	10.2
Rental depreciation	27.2	27.0	50.7	51.9
Rental equipment sales	23.0	21.4	48.1	37.4
Total cost of revenues	351.3	358.9	652.5	666.9
Gross profit	124.2	122.3	233.5	237.3
Selling, general and administrative expenses	105.6	102.3	213.8	209.0
Non-rental depreciation and amortization	6.6	7.6	13.4	15.1
Total operating expenses	112.2	109.9	227.2	224.1
Income from operations	12.0	12.4	6.3	13.2
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.6)	(2.9)	(3.6)	(6.1)
Interest expense – other	(17.9)	(19.4)	(35.4)	(38.1)
Other income	0.3	0.8	2.0	1.7
(Loss) gain on divestitures	(0.7)	4.3	(0.5)	4.3
Total other expense, net	(19.9)	(17.2)	(37.5)	(38.2)
Loss before taxes	(7.9)	(4.8)	(31.2)	(25.0)
Income tax (benefit) expense	(0.4)	1.3	(4.2)	2.0
Net loss	(7.5)	(6.1)	(27.0)	(27.0)
Preferred stock dividends	(0.7)	(0.7)	(1.5)	(1.5)
Net loss available to common stockholders	$(8.2)	$(6.8)	$(28.5)	$(28.5)
Basic loss per share	$(0.25)	$(0.21)	$(0.87)	$(0.87)
Diluted loss per share	$(0.25)	$(0.21)	$(0.87)	$(0.87)
Basic weighted average common shares outstanding	32,785,288	33,002,869	32,701,873	32,903,008
Diluted weighted average common shares outstanding	32,785,288	33,002,869	32,701,873	32,903,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7.5)	$(6.1)	$(27.0)	$(27.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.8)	1.9	(1.4)	1.9
Change in fair value of derivative, net of tax	—	0.4	—	0.7
Total other comprehensive (loss) income (1)	(0.8)	2.3	(1.4)	2.6
Comprehensive loss	$(8.3)	$(3.8)	$(28.4)	$(24.4)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025. There were no material taxes associated with Total other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in millions, except share and per share amounts)

	Three and Six Months Ended June 30, 2026
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	1,200,000	$—	32,153,525	$—	$248.4	$(236.4)	$(19.2)	$(1.6)	$(8.8)
Net loss	—	—	—	—	—	(19.5)	—	—	(19.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation including employee stock purchase plan	—	—	378,645	—	1.4	—	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at March 31, 2026	1,200,000	$—	32,532,170	$—	$249.8	$(256.7)	$(19.2)	$(2.2)	$(28.3)
Net loss	—	—	—	—	—	(7.5)	—	—	(7.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation including employee stock purchase plan	—	—	21,009	—	1.0	—	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2026	1,200,000	$—	32,553,179	$—	$250.8	$(264.8)	$(19.2)	$(3.0)	$(36.2)

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0
Net loss	—	—	—	—	—	(6.1)	—	—	(6.1)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation, including employee stock purchase plan	—	—	797	—	0.9	—	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.9	1.9
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Repurchase of common stock	—	—	(1,145,604)	—	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,200,000	$—	32,046,258	$—	$246.0	$(181.6)	$(18.2)	$(2.3)	$43.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(27.0)	$(27.0)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	64.1	67.0
Amortization of debt discount and debt issuance costs	2.1	2.3
Gain on sale of property and rental equipment	(10.7)	(12.4)
Provision for inventory reserves	0.4	3.2
Provision for losses on accounts receivable	1.7	2.5
Loss (gain) on divestitures	0.5	(4.3)
Stock-based compensation expense	2.0	2.0
Changes in deferred income taxes	(3.2)	(0.9)
Other operating activities	(1.1)	0.1
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(29.6)	(6.8)
Inventories	(61.9)	(21.1)
Proceeds from sale of rental equipment - rent-to-sell	50.6	44.8
Prepaid expenses and other assets	(4.1)	(11.6)
Manufacturers floor plans payable	36.3	(41.0)
Accounts payable, accrued expenses, leases, and other operating liabilities	6.0	(0.2)
Net cash provided by (used in) operating activities	26.1	(3.4)
INVESTING ACTIVITIES
Expenditures for rental equipment	(9.0)	(23.7)
Expenditures for property and equipment and intangibles	(6.0)	(3.9)
Proceeds from sale of property and equipment	1.8	0.3
Proceeds from sale of rental equipment - rent-to-rent	8.7	4.9
Acquisition of business, net of cash acquired	—	(2.9)
Proceeds from divestiture, net	1.5	18.0
Other investing activities	(1.0)	(1.1)
Net cash used in investing activities	(4.0)	(8.4)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	100.3	193.5
Principal payments on long-term debt and finance lease obligations	(107.1)	(163.9)
Proceeds from non-manufacturer floor plan payable	47.0	46.9
Payments on non-manufacturer floor plan payable	(56.6)	(52.8)
Preferred stock dividends paid	(1.5)	(1.5)
Common stock dividends declared and paid	—	(3.9)
Repurchases of common stock	—	(6.5)
Other financing activities	(1.7)	(0.4)
Net cash (used in) provided by financing activities	(19.6)	11.4

Effect of exchange rate changes on cash	(0.2)	0.2
NET CHANGE IN CASH	2.3	(0.2)

Cash, Beginning of year	18.6	13.4
Cash, End of period	$20.9	$13.2
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$69.1	$66.7
Supplemental disclosures of cash flow information
Cash paid for interest	$37.1	$42.2

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, all adjustments, consisting of all normal and recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K. All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K. During the three and six months ended June 30, 2026, there were no significant changes to those accounting policies.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 by revenue type and the applicable accounting standard.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$262.1	$262.1	$—	$265.6	$265.6
Parts sales	—	75.6	75.6	—	75.6	75.6
Service revenues	—	63.8	63.8	—	64.9	64.9
Rental revenues	44.9	—	44.9	46.3	—	46.3
Rental equipment sales	—	29.1	29.1	—	28.8	28.8
Total revenues	$44.9	$430.6	$475.5	$46.3	$434.9	$481.2

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$469.0	$469.0	$—	$487.3	$487.3
Parts sales	—	146.8	146.8	—	147.6	147.6
Service revenues	—	127.4	127.4	—	131.0	131.0
Rental revenues	83.5	—	83.5	88.6	—	88.6
Rental equipment sales	—	59.3	59.3	—	49.7	49.7
Total revenues	$83.5	$802.5	$886.0	$88.6	$815.6	$904.2

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $15.9 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $24.0 million and $18.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $13.8 million and $16.6 million in project-based revenues for the three months ended June 30, 2026 and 2025 respectively, and $29.3 million and $35.6 million in project-based revenues for the six months ended June 30, 2026 and 2025, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.3 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively, and $10.6 million and $10.8 million for the six months ended June 30, 2026 and 2025, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of June 30, 2026 and December 31, 2025 were $3.1 million and $3.7 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of June 30, 2026 and December 31, 2025 was $16.8 million and $18.7 million, respectively. For the three and six months ended June 30, 2026, the Company recognized revenues of $3.6 million and $10.5 million, respectively, from the deferred revenue balance at December 31, 2025. For the three and six months ended June 30, 2025, the Company recognized revenue of $2.8 million and $10.7 million, respectively, from the December 31, 2024 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer (“CEO”) and Chief Financial Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. On June 24, 2026, OneH2 commenced an assignment for the benefit of its creditors and assigned all of its assets to a designated assignee. Simultaneous therewith, our CEO resigned from the Board of Directors of OneH2 and such Board of Directors was dissolved. OneH2 is a privately held company that produced and delivered hydrogen fuel to end users and manufactured modular hydrogen plants and related equipment. The Company did not purchase any hydrogen fuel from OneH2 for the three months ended June 30, 2026 and purchased $0.2 million of hydrogen fuel from OneH2 for the three months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, the Company purchased $0.1 million and $0.3 million, respectively, of hydrogen fuel from OneH2. To date, the Company has paid OneH2 $5.3 million to build and commercialize a hydrogen production plant for the Company (the “Hydrogen Plant”). The Company is currently considering future commercialization opportunities for the Hydrogen Plant. At this time, the Company does not believe there is any indication of impairment with respect to the investment.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	June 30,	December 31,
	2026	2025
New equipment	$316.2	$322.5
Used equipment	38.0	47.1
Work in process	8.0	7.3
Parts	103.5	105.8
Gross inventory	465.7	482.7
Inventory reserves	(9.7)	(9.4)
Inventories, net	$456.0	$473.3

Direct labor of $1.5 million and $1.3 million incurred for open service orders were capitalized and included in work in process as of June 30, 2026 and December 31, 2025, respectively. The remaining work in process balances as of June 30, 2026 and December 31, 2025 primarily represent parts applied to open service orders.

Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $4.4 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $8.0 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2026	2025
Land	$1.0	$3.2
Buildings, equipment, and leasehold improvements:
Machinery and equipment	9.5	10.2
Autos and trucks	6.2	6.1
Buildings and leasehold improvements	32.7	29.3
Construction in progress	6.5	8.2
Finance lease right-of-use assets	63.1	64.7
Office equipment	6.1	5.9
Computer equipment	13.4	13.4
Total costs	138.5	141.0

Less: accumulated depreciation and amortization of property and equipment	(72.8)	(67.7)
Property and equipment, net	$65.7	$73.3

Total depreciation and amortization on property and equipment was $4.3 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively, and $8.6 million and $10.1 million for the six months ended June 30, 2026 and 2025, respectively.

Rental fleet, net, consisted of the following:

	June 30,	December 31,
	2026	2025
Rental fleet	$519.2	$532.9
Less: accumulated depreciation of rental fleet	(218.8)	(219.2)
Rental fleet, net	$300.4	$313.7

Total depreciation on rental fleet was $22.6 million and $23.6 million for the three months ended June 30, 2026 and 2025, respectively, and $42.4 million and $45.7 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill in total and by reportable segment during the six months ended June 30, 2026:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2025	$14.7	$44.8	$18.3	$77.8
Divestiture	(0.3)	—	—	(0.3)
Translation adjustments	(0.1)	(0.2)	—	(0.3)
Balance, June 30, 2026	$14.3	$44.6	$18.3	$77.2

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and six months ended June 30, 2026. See Note 15, Divestitures, for further information.

Other intangible assets, net consisted of the following:

	June 30, 2026
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.2	$72.6	$(35.6)	$37.0
Other intangibles	3.4	20.3	(12.1)	8.2
Total	4.8	$92.9	$(47.7)	$45.2

	December 31, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.6	$72.9	$(31.9)	$41.0
Other intangibles	3.0	17.7	(10.7)	7.0
Total	5.0	$90.6	$(42.6)	$48.0

Amortization of intangible assets was $2.5 million for both the three months ended June 30, 2026 and 2025, and $5.1 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lender

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the “First Lien Floor Plan Facility”) with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance on our First Lien Floor Plan Facility of $38.1 million and $47.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at June 30, 2026 and December 31, 2025 was 6.5% and 6.7%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

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

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates ranged from 6.2% to 8.8% as of June 30, 2026 and 6.2% to 11.8% as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance on the OEM Floor Plan Facilities of $301.6 million and $265.9 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $544.5 million at any time, subject to limitations from the amount of the Company's collateralized assets, which increases 10% annually effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of June 30, 2026 and December 31, 2025, was $339.7 million and $313.6 million, respectively, excluding unamortized debt issuance costs. For the three months ended June 30, 2026 and 2025, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $1.6 million and $2.9 million, respectively, and for the six months ended June 30, 2026 and 2025, $3.6 million and $6.1 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 6.3% and 6.7% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025 there was $14.7 million and $13.5 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lender

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate, depending on borrowing levels. As of June 30, 2026 and December 31, 2025, the Company had an outstanding ABL Facility balance of $211.6 million and $213.6 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 5.3% and 5.4% at June 30, 2026 and December 31, 2025, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,064.5 million unless certain other conditions are met. The total amount outstanding as of June 30, 2026 and December 31, 2025, was $551.3 million and $527.2 million, exclusive of debt issuance and deferred financing costs of $2.3 million and $2.6 million, respectively.

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

As of June 30, 2026, outstanding borrowings under the Notes were $486.3 million, which included $13.7 million deferred financing costs and original issue discounts. As of December 31, 2025, outstanding borrowings under the Notes were $484.5 million, which included $15.5 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2026	2025
Line of credit	$211.6	$213.6
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(3.0)	(3.2)
Debt discount	(12.7)	(14.6)
Finance leases	34.7	39.2
Total debt and finance leases	730.6	735.0
Less: current maturities	(10.9)	(11.0)
Long-term debt and finance leases, net	$719.7	$724.0

As of June 30, 2026, the Company was in compliance with the financial covenants set forth in our debt agreements.

Notes Payable – Non-Contingent Consideration

The following table sets forth the Company’s non-contingent consideration liabilities measured and recorded at the present value of cash payments, using a market participant discount rate and their location on the Condensed Consolidated Balance Sheets related to the Company's acquisitions of Ault Industries Inc. (“Ault”) and Ecoverse Industries, LTD.

	June 30,	December 31,
Location on Balance Sheet	2026	2025
Other current liabilities	$2.6	$2.6
Other liabilities	1.4	2.7
Total	$4.0	$5.3

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

At June 30, 2026 and December 31, 2025, assets recorded under finance leases, net of accumulated depreciation, were $31.4 million and $36.1 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$6.7	$6.9	$13.4	$13.8
Short-term lease expense	0.3	0.8	1.1	1.7
Low-value lease expense	0.4	0.4	0.8	0.7
Variable lease expense	2.8	2.9	6.3	6.0
Finance lease expense:
Amortization of right-of-use assets	2.9	3.1	5.7	6.0
Interest on lease liabilities	0.8	1.1	1.6	2.1
Sublease income	(0.1)	(0.1)	(0.2)	(0.2)
Total lease expense	$13.8	$15.1	$28.7	$30.1

Additional information related to leases is presented in the table below:

	Six Months Ended June 30,
Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13.1	$13.3
Operating cash flows for finance leases	1.6	2.1
Financing cash flows for finance leases	5.5	5.5
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	2.5	6.7
Finance leases	1.3	5.3
Weighted Average Remaining Lease Term (in years):
Operating leases	7.7	8.3
Finance leases	3.3	4.0
Weighted Average Discount Rate (in %):
Operating leases	11.0	10.8
Finance leases	9.3	9.0

Minimum future lease payments under non-cancellable operating and finance leases described above as of June 30, 2026 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remainder of 2026	$12.7	$6.9
2027	25.0	12.6
2028	23.0	10.9
2029	17.4	7.2
2030	16.4	2.2
Thereafter	68.5	0.3
Total future minimum lease payments	163.0	40.1
Less: imputed interest	(54.1)	(5.4)
Total	$108.9	$34.7

Balance Sheet Location	June 30, 2026	December 31, 2025
Current portion of long-term debt	$10.9	$11.0
Current operating lease liabilities	15.0	15.0
Finance lease obligations, net of current portion	23.8	28.2
Long-term operating lease liabilities, net of current portion	93.9	100.1
Total	$143.6	$154.3

As of June 30, 2026, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2026 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of third-party lessees.

NOTE 11 — CONTINGENCIES

Guarantees

As of June 30, 2026 and December 31, 2025, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both June 30, 2026 and December 31, 2025. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Legal Proceedings

During the three and six months ended June 30, 2026 and 2025, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of June 30, 2026 and December 31, 2025 there was $14.7 million and $13.5 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax benefit of $0.4 million and expense of $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and a benefit of $4.2 million and expense of $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

For the three and six months ended June 30, 2026, the income tax benefit was primarily attributable to the net loss for the period and a favorable provision to return reconciliation. During the three and six months ended June 30, 2025, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance against a portion of the deferred tax asset (“DTA”) relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period.

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

The effective tax rate for the six months ended June 30, 2026 and 2025 was 13.5% and (8.0)%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above.

NOTE 13 — STOCK-BASED COMPENSATION

The Company's plan is to have broad-based long-term compensation programs intended to attract and retain talented employees and align stockholder and employee interests. To this end, compensation for our senior leadership team includes equity awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”). We calculate the fair value of the RSUs and PSUs based on the closing market price of our common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period of the award. The number of PSUs granted depends on the Company's achievement of target performance goals, which may range from 0% to 200% of the target award amount. The RSUs and PSUs vest ratably over three years, including the one-year performance period for PSUs. Upon vesting, each stock award is exchangeable for one share of the Company's common stock, with accrued dividends. On June 9, 2026, the Company filed a Form S-8 to increase the number of shares reserved for the incentive plan by 2,688,238 shares of common stock to 6,156,238 shares of common stock.

The Company recognized total stock-based compensation expense for PSUs and RSUs of $0.9 million for both of the three months ended June 30, 2026 and 2025, and $1.8 million for both of the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $3.5 million, which is expected to be recognized over a weighted average period of 1.3 years. As of June 30, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $4.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

The following table shows the number of stock awards that were granted, vested, issued, and forfeited during the six months ended June 30, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2025	465,919	$6.63	249,410	$8.69
Granted	408,875	6.77	577,257	6.85
Vested - issued	(195,100)	7.61	(93,182)	14.62
Vested - unissued	(39,904)	4.97	—	—
Forfeited	—	—	(2,396)	6.47
Unvested units as of June 30, 2026	639,790	$6.53	731,089	$6.49

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and six months ended June 30, 2026 and 2025 was not material.

ESPP employee payroll contributions accrued as of June 30, 2026 and December 31, 2025 are not material and are included within “Accrued expenses” in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within “Other financing activities” in the Condensed Consolidated Statements of Cash Flows.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for cash, receivables, payables, accrued expenses, and other current liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	June 30, 2026	December 31, 2025
Estimated aggregate fair value (1)	$721.3	$701.6
Aggregate carrying value (1)	746.3	752.8

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

The fuel swap contracts are in gallons with various maturity dates through February 2027 with a total notional value of $2.9 million as of June 30, 2026. The fuel swap contracts, foreign currency purchase hedges, and interest rate cap, which expired in December 2025, are immaterial individually and in the aggregate to the Company's condensed consolidated financial statements.

NOTE 15 — DIVESTITURES

On March 1, 2026, the Company’s Material Handling segment entered into a definitive agreement and closed on the divestiture of its one location battery shop business in New England for $1.5 million in cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $0.2 million disclosed in the line item “Loss (gain) on divestitures” in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divesture to reduce its outstanding senior indebtedness.

During the second quarter of 2026, the Company also recorded an insignificant working capital adjustment related to the 2025 divestiture of its Dock and Door business. We describe our 2025 divestitures in more detail in Note 15 of the consolidated financial statements in our Annual Report on Form 10-K.

See the Condensed Consolidated Statements of Cash Flows for the total cash inflow in “Proceeds from divestiture, net” and the gain (loss) on sale in “Loss (gain) on divestitures” for the cash flow impact of the divestiture activity.

NOTE 16 — SEGMENTS

The Company has three operating segments which are also our reportable segments: Material Handling, Construction Equipment, and Master Distribution. All other business activities, including corporate, are included in “Corporate and Other”. The Company’s segments are determined based on management structure, which is organized based on types of products and services sold, as described in the following paragraphs. The operating results for each segment are reported separately to the Company’s CEO (our Chief Operating Decision Maker or “CODM”) to make decisions regarding the allocation of resources, to assess the Company’s performance, and to make strategic decisions. The primary profitability measurement used by the CEO to evaluate performance and allocate resources to the segments is Adjusted EBITDA. The Company's presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies and is not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented.

The Material Handling segment is principally engaged in operations related to the sale, service, and rental of lift trucks and other material handling equipment in Michigan, Illinois, Indiana, New York (including New York City), Virginia, and the New England region of the U.S. as well as the Ontario and Quebec provinces of Canada.

The Construction Equipment segment is principally engaged in operations related to the sale, service, and rental of construction equipment in Michigan, Illinois, Indiana, Ohio, Pennsylvania, New York (excluding New York City), Florida, and the New England region of the U.S. as well as the Ontario, New Brunswick, and Quebec provinces of Canada.

The Master Distribution segment is principally engaged in large-scale environmental processing equipment distribution with sub dealers throughout the United States and Canada.

The Company retains various unallocated expense items at the general corporate level, which the Company refers to as “Corporate and Other” in the table below. Corporate and Other holds corporate debt and has minor transactional activity. Corporate and Other incurs expenses associated with compensation (including stock-based compensation) of our directors, corporate officers, and members of our shared-services team, consulting and legal fees related to divestitures and corporate governance, audit and tax preparation related fees and other compliance related matters, certain corporate development related expenses, interest expense associated with original issue discounts and deferred financing cost related to previous capital raises, and a portion of the Company’s income tax (benefit) expense. There is also intercompany elimination activity presented within Corporate and Other.

The following tables summarize key financial information by reportable segment:

	Three months ended June 30, 2026
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$74.3	$168.6	$19.7	$(0.5)	$262.1
Parts sales	23.9	49.1	2.9	(0.3)	75.6
Service revenues	35.1	28.6	0.1	—	63.8
Rental revenues	16.7	28.1	0.1	—	44.9
Rental equipment sales	5.5	23.6	—	—	29.1
Total revenues	155.5	298.0	22.8	(0.8)	475.5
Cost of revenues:
New and used equipment sales	61.1	147.1	14.4	(0.7)	221.9
Parts sales	15.0	33.6	2.2	(0.2)	50.6
Service revenues	13.2	11.2	0.2	—	24.6
Rental revenues	0.9	3.1	—	—	4.0
Rental equipment sales	3.6	19.4	—	—	23.0
Selling, general and administrative expenses	43.4	53.2	2.8	6.2	105.6
Other segment items(1)	(0.7)	(0.2)	0.4	(2.3)	(2.8)
Segment adjusted EBITDA(2)	19.0	30.6	2.8	(3.8)	48.6
Depreciation and amortization					33.8
Interest expense					19.5
Other(1)					3.2
Loss before taxes					$(7.9)

Total assets, end of period	$376.7	$821.0	$86.4	$38.4	$1,322.5
Capital expenditures	4.9	0.7	—	0.1	5.7
Depreciation and amortization	9.8	22.8	1.0	0.2	33.8
Interest expense	6.1	10.7	1.8	0.9	19.5

	Three months ended June 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$81.9	$167.0	$17.6	$(0.9)	$265.6
Parts sales	23.7	49.1	3.0	(0.2)	75.6
Service revenues	33.3	31.3	0.3	—	64.9
Rental revenues	17.5	28.8	—	—	46.3
Rental equipment sales	4.3	24.5	—	—	28.8
Total revenues	160.7	300.7	20.9	(1.1)	481.2
Cost of revenues:
New and used equipment sales	67.6	147.4	14.2	(0.7)	228.5
Parts sales	14.7	34.0	2.2	(0.2)	50.7
Service revenues	14.0	11.9	0.2	—	26.1
Rental revenues	1.3	3.9	—	—	5.2
Rental equipment sales	2.5	18.9	—	—	21.4
Selling, general and administrative expenses	44.0	52.4	2.9	3.0	102.3
Other segment items(1)	(0.2)	0.5	0.3	(2.1)	(1.5)
Segment adjusted EBITDA(2)	16.8	31.7	1.1	(1.1)	48.5
Depreciation and amortization					34.6
Interest expense					22.3
Other(1)					(3.6)
Loss before taxes					$(4.8)

Total assets, end of period	$436.0	$878.6	$85.6	$35.8	$1,436.0
Capital expenditures	5.6	8.2	—	0.1	13.9
Depreciation and amortization	10.5	22.9	1.0	0.2	34.6
Interest expense	6.4	12.8	1.3	1.8	22.3

	Six Months Ended June 30, 2026
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$147.1	$289.8	$33.8	$(1.7)	$469.0
Parts sales	47.2	94.5	5.6	(0.5)	146.8
Service revenues	69.1	58.0	0.3	—	127.4
Rental revenues	33.2	50.1	0.2	—	83.5
Rental equipment sales	9.4	49.9	—	—	59.3
Total revenues	306.0	542.3	39.9	(2.2)	886.0
Cost of revenues:
New and used equipment sales	119.6	254.1	25.8	(1.9)	397.6
Parts sales	29.7	65.2	3.7	(0.4)	98.2
Service revenues	26.3	23.2	0.4	—	49.9
Rental revenues	2.1	5.9	—	—	8.0
Rental equipment sales	6.0	42.1	—	—	48.1
Selling, general and administrative expenses	91.0	106.8	5.4	10.6	213.8
Other segment items(1)	(0.7)	0.5	0.8	(6.9)	(6.3)
Segment adjusted EBITDA(2)	32.0	44.5	3.8	(3.6)	76.7
Depreciation and amortization					64.1
Interest expense					39.0
Other(1)					4.8
Loss before taxes					$(31.2)

Total assets, end of period	$376.7	$821.0	$86.4	$38.4	$1,322.5
Capital expenditures	9.5	4.6	—	0.9	15.0
Depreciation and amortization	19.4	42.2	2.0	0.5	64.1
Interest expense	11.9	21.7	3.5	1.9	39.0

	Six Months Ended June 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$160.3	$293.7	$32.4	$0.9	$487.3
Parts sales	48.0	94.4	5.4	(0.2)	147.6
Service revenues	67.4	63.1	0.5	—	131.0
Rental revenues	35.1	53.4	—	0.1	88.6
Rental equipment sales	7.8	41.9	—	—	49.7
Total revenues	318.6	546.5	38.3	0.8	904.2
Cost of revenues:
New and used equipment sales	130.7	259.7	25.2	1.0	416.6
Parts sales	30.0	64.9	3.6	(0.2)	98.3
Service revenues	27.3	24.5	0.7	—	52.5
Rental revenues	2.3	7.9	—	—	10.2
Rental equipment sales	5.0	32.4	—	—	37.4
Selling, general and administrative expenses	90.5	107.0	5.4	6.1	209.0
Other segment items(1)	0.4	1.4	0.8	(4.5)	(1.9)
Segment adjusted EBITDA(2)	32.4	48.7	2.6	(1.6)	82.1
Depreciation and amortization					67.0
Interest expense					44.2
Other(1)					(4.1)
Loss before taxes					$(25.0)

Total assets, end of period	$436.0	$878.6	$85.6	$35.8	$1,436.0
Capital expenditures	11.9	15.5	—	0.2	27.6
Depreciation and amortization	21.1	43.5	1.9	0.5	67.0
Interest expense	12.7	25.6	2.7	3.2	44.2

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

Basic and diluted EPS were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net loss per share
Net loss available to common stockholders	$(8.2)	$(6.8)	$(28.5)	$(28.5)
Basic weighted average common shares outstanding	32,785,288	33,002,869	32,701,873	32,903,008
Basic net loss per share of common stock	$(0.25)	$(0.21)	$(0.87)	$(0.87)
Diluted net loss per share
Net loss available to common stockholders	$(8.2)	$(6.8)	$(28.5)	$(28.5)
Basic weighted average common shares outstanding	32,785,288	33,002,869	32,701,873	32,903,008
Effect of dilutive securities:
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	32,785,288	33,002,869	32,701,873	32,903,008
Diluted net loss per share of common stock	$(0.25)	$(0.21)	$(0.87)	$(0.87)

Approximately 634,000 and 611,000 securities were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2026 and 2025, respectively, and 716,000 and 703,000 securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2026 and 2025, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

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

Business Description

We own and operate one of the largest integrated equipment dealership platforms in North America. Through our branch network, we sell, rent, and provide parts and service support for several categories of specialized equipment, including lift trucks and other material handling equipment, heavy and compact earthmoving equipment, crushing and screening equipment, environmental processing equipment, cranes and aerial work platforms, concrete and asphalt paving equipment, other construction equipment, and allied products. We engage in five principal business activities in these equipment categories:

(i)
new and used equipment sales;
(ii)
parts sales;
(iii)
repair and maintenance services;
(iv)
equipment rentals; and
(v)
rental equipment sales.

We have operated as an equipment dealership for 42 years and have developed a branch network that includes over 80 total locations in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Massachusetts, Maine, Connecticut, New Hampshire, Vermont, Rhode Island, New York, Virginia, Nevada, and Florida, and the Canadian provinces of Ontario, Quebec, and New Brunswick (serving the Maritimes). We offer our customers end-to-end solutions for their equipment needs by providing sales, parts, service, and rental offerings. Additionally, we provide design and build services related to automated equipment installation and warehouse management system integration solutions within our Material Handling segment.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $517.1 million as of June 30, 2026. The original acquisition cost of our rental fleet excludes $2.1 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

New equipment sales. Cost of new equipment sold primarily consists of the total acquisition costs of the new equipment we purchase from OEMs and costs to inspect, prepare, and deliver to the customer.

Used equipment sales. Cost of used equipment sold primarily consists of the net book value, or cost, of used equipment we purchase or the trade-in value of used equipment that we obtain from customers in new equipment sales transactions combined with our inspection, preparation, and delivery costs to sell to the customer.

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

Rental depreciation. Depreciation of rental equipment represents the depreciation costs attributable to rental equipment. Estimated useful lives vary based upon the type and usage of equipment. See Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements in our Annual Report on Form 10-K for information on our rental equipment depreciation methods.

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

Results of Operations

The three and six months ended June 30, 2026 and 2025

Consolidated Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$262.1	$265.6	$(3.5)	(1.3)%	$469.0	$487.3	$(18.3)	(3.8)%
Parts sales	75.6	75.6	—	—	146.8	147.6	(0.8)	(0.5)%
Service revenues	63.8	64.9	(1.1)	(1.7)%	127.4	131.0	(3.6)	(2.7)%
Rental revenues	44.9	46.3	(1.4)	(3.0)%	83.5	88.6	(5.1)	(5.8)%
Rental equipment sales	29.1	28.8	0.3	1.0%	59.3	49.7	9.6	19.3%
Total revenues	475.5	481.2	(5.7)	(1.2)%	886.0	904.2	(18.2)	(2.0)%
Cost of revenues:
New and used equipment sales	221.9	228.5	(6.6)	(2.9)%	397.6	416.6	(19.0)	(4.6)%
Parts sales	50.6	50.7	(0.1)	(0.2)%	98.2	98.3	(0.1)	(0.1)%
Service revenues	24.6	26.1	(1.5)	(5.7)%	49.9	52.5	(2.6)	(5.0)%
Rental revenues	4.0	5.2	(1.2)	(23.1)%	8.0	10.2	(2.2)	(21.6)%
Rental depreciation	27.2	27.0	0.2	0.7%	50.7	51.9	(1.2)	(2.3)%
Rental equipment sales	23.0	21.4	1.6	7.5%	48.1	37.4	10.7	28.6%
Total cost of revenues	351.3	358.9	(7.6)	(2.1)%	652.5	666.9	(14.4)	(2.2)%
Gross profit	124.2	122.3	1.9	1.6%	233.5	237.3	(3.8)	(1.6)%
Selling, general and administrative expenses	105.6	102.3	3.3	3.2%	213.8	209.0	4.8	2.3%
Non-rental depreciation and amortization	6.6	7.6	(1.0)	(13.2)%	13.4	15.1	(1.7)	(11.3)%
Total operating expenses	112.2	109.9	2.3	2.1%	227.2	224.1	3.1	1.4%
Income from operations	12.0	12.4	(0.4)	(3.2)%	6.3	13.2	(6.9)	(52.3)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.6)	(2.9)	1.3	(44.8)%	(3.6)	(6.1)	2.5	(41.0)%
Interest expense – other	(17.9)	(19.4)	1.5	(7.7)%	(35.4)	(38.1)	2.7	(7.1)%
Other income	0.3	0.8	(0.5)	(62.5)%	2.0	1.7	0.3	17.6%
(Loss) gain on divestitures	(0.7)	4.3	(5.0)	NM	(0.5)	4.3	(4.8)	NM
Total other expense, net	(19.9)	(17.2)	(2.7)	15.7%	(37.5)	(38.2)	0.7	(1.8)%
Loss before taxes	(7.9)	(4.8)	(3.1)	NM	(31.2)	(25.0)	(6.2)	NM
Income tax (benefit) expense	(0.4)	1.3	(1.7)	NM	(4.2)	2.0	(6.2)	NM
Net loss	(7.5)	(6.1)	(1.4)	NM	(27.0)	(27.0)	—	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(1.5)	(1.5)	—	—
Net loss available to common stockholders	$(8.2)	$(6.8)	$(1.4)	NM	$(28.5)	$(28.5)	—	NM
Adjusted EBITDA(1)	$48.6	$48.5	$0.1	0.2%	$76.7	$82.1	$(5.4)	(6.6)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	55.2%	55.2%	52.9%	53.9%
Parts sales	15.9%	15.7%	16.6%	16.3%
Service revenues	13.4%	13.5%	14.4%	14.5%
Rental revenues	9.4%	9.6%	9.4%	9.8%
Rental equipment sales	6.1%	6.0%	6.7%	5.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	46.8%	47.6%	44.9%	46.2%
Parts sales	10.6%	10.5%	11.1%	10.9%
Service revenues	5.2%	5.4%	5.6%	5.8%
Rental revenues	0.8%	1.1%	0.9%	1.1%
Rental depreciation	5.7%	5.6%	5.7%	5.7%
Rental equipment sales	4.8%	4.4%	5.4%	4.1%
Total cost of revenues	73.9%	74.6%	73.6%	73.8%
Gross profit	26.1%	25.4%	26.4%	26.2%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA				Adjusted EBITDA
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Net loss available to common stockholders	$(8.2)	$(6.8)	$(1.4)	NM	$(28.5)	$(28.5)	$—	NM
Depreciation and amortization	33.8	34.6	(0.8)	(2.3)%	64.1	67.0	(2.9)	(4.3)%
Interest expense	19.5	22.3	(2.8)	(12.6)%	39.0	44.2	(5.2)	(11.8)%
Income tax (benefit) expense	(0.4)	1.3	(1.7)	NM	(4.2)	2.0	(6.2)	NM
Transaction and consulting costs	—	0.3	(0.3)	NM	(0.1)	0.4	(0.5)	NM
Loss (gain) on divestitures	0.7	(4.3)	5.0	NM	0.5	(4.3)	4.8	NM
Share-based incentives	1.0	0.9	0.1	11.1%	2.0	2.0	—	—
Other expenses	3.1	2.4	0.7	NM	6.0	3.9	2.1	NM
Preferred stock dividend	0.7	0.7	—	—	1.5	1.5	—	—
Showroom-ready equipment interest expense	(1.6)	(2.9)	1.3	(44.8)%	(3.6)	(6.1)	2.5	(41.0)%
Adjusted EBITDA	$48.6	$48.5	$0.1	0.2%	$76.7	$82.1	$(5.4)	(6.6)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$475.5	$481.2	$(5.7)	(1.2)%	$886.0	$904.2	$(18.2)	(2.0)%
Acquisition and divestitures revenues	—	4.6			0.9	9.4
Organic revenues:
New and used equipment sales	262.1	261.9	0.2	0.1%	468.6	480.2	(11.6)	(2.4)%
Parts sales	75.6	75.4	0.2	0.3%	146.7	147.4	(0.7)	(0.5)%
Service revenues	63.8	64.8	(1.0)	(1.5)%	127.2	130.8	(3.6)	(2.8)%
Rental revenues	44.9	45.7	(0.8)	(1.8)%	83.3	86.7	(3.4)	(3.9)%
Rental equipment sales	29.1	28.8	0.3	1.0%	59.3	49.7	9.6	19.3%
Total organic revenues	$475.5	$476.6	$(1.1)	(0.2)%	$885.1	$894.8	$(9.7)	(1.1)%

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

We define Adjusted EBITDA as net income (loss) before interest expense (not including floor plan interest paid on new equipment), income taxes, depreciation and amortization, adjusted for certain one-time, non-recurring or non-cash items, and items not necessarily indicative of our underlying operating performance. We exclude these items from net income (loss) in arriving at Adjusted EBITDA because these amounts are either non-cash, non-recurring, or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired.

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

Revenues: In the three months ended June 30, 2026, consolidated total revenues decreased 1.2% against the three months ended June 30, 2025, while total organic revenues decreased 0.2%. Organic new and used equipment revenues increased 0.1% against the three months ended June 30, 2025. New and used equipment sales increased in the Construction Equipment and Master Distribution segments, supported by improving market conditions and the completion of seasonally delayed equipment deliveries. The increase in new and used equipment sales in these segments was offset by lower sales in the Material Handling segment due to reduced new equipment delivery volumes. Product support department (parts and service) revenues declined modestly, 0.6% organically, for the three months ended June 30, 2026, when compared to the prior year period. Product support performance varied across the Company's operating segments. Gains in the Material Handling segment were more than offset by lower product support revenues in the Construction Equipment segment, where service activity was primarily impacted by tactically-driven lower technician staffing levels and a greater proportion of non-billable labor hours associated with training and new equipment preparation activities. Product support revenues remained relatively stable and continued to provide a recurring source of revenues and gross profit amid softer equipment demand trends. Rental revenues decreased 1.8% on an organic basis for the three months ended June 30, 2026 primarily reflecting a smaller average rental fleet resulting from the Company's ongoing fleet optimization initiatives. Rental equipment sales remained relatively consistent with the prior year at $29.1 million as increased disposal activity within the Material Handling segment offset lower rental equipment sales volumes in Construction Equipment. Across both segments, management continued to actively optimize fleet composition and size, strategically balancing equipment dispositions, rental demand, utilization levels, and rental rates to maximize returns on invested capital while maintaining a more productive and efficient rental fleet.

Consolidated total revenues in the six months ended June 30, 2026 decreased $18.2 million, or 2.0%, to $886.0 million, compared to $904.2 million in the same period in 2025. On an organic basis, total revenues decreased by $9.7 million, or 1.1%, from $894.8 million to $885.1 million. Organic new and used equipment revenues decreased 2.4% compared to the six months ended June 30, 2025. The decline was primarily attributable to lower equipment deliveries within the Material Handling segment resulting from slower customer purchasing decisions and reduced first quarter equipment sales activity across certain markets. These declines were partially offset by stronger customer demand within the Construction Equipment and Master Distribution segments during the second quarter of 2026. Product support revenues contracted modestly, declining 1.5% organically for the six months ended June 30, 2026. Product support performance varied across the Company's operating segments. While both Material Handling and Construction Equipment segments were faced with winter weather constraints on labor productivity, Material Handling has been able to recover, benefiting from improved effective labor rates and strong service execution. Construction Equipment, conversely, experienced ongoing service revenues reductions related to tactically-driven lower technician headcount in an effort to drive overall technician productivity and profitability, and a higher proportion of non-billable labor hours, including training and new equipment preparation activities, which reduced customer-related throughput. Rental revenues decreased 3.9% on an organic basis for the six months ended June 30, 2026, primarily reflecting a lower average rental fleet resulting from the Company's ongoing fleet optimization initiatives. Rental equipment sales increased 19.3% compared to the prior year period driven by targeted disposals of underutilized and aged fleet assets, primarily within the Construction Equipment segment, together with increased disposal activity in the Material Handling segment. Across both segments, management continued to actively optimize fleet composition and size to improve asset utilization, align fleet levels with customer demand, and enhance returns on invested capital.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	15.3%	14.0%	1.3%	15.2%	14.5%	0.7%
Parts sales	33.1%	32.9%	0.2%	33.1%	33.4%	(0.3)%
Service revenues	61.4%	59.8%	1.6%	60.8%	59.9%	0.9%
Rental revenues	30.5%	30.5%	—	29.7%	29.9%	(0.2)%
Rental equipment sales	21.0%	25.7%	(4.7)%	18.9%	24.7%	(5.8)%

Consolidated gross profit	26.1%	25.4%	0.7%	26.4%	26.2%	0.2%

The consolidated gross profit margin for the three months ended June 30, 2026 was 26.1%, a 70 basis point increase from 25.4% for the same period in 2025. New and used equipment sales margins increased 130 basis points to 15.3%, primarily reflecting a favorable sales mix, improving pricing conditions, and the normalization of certain tariff-related pressures, particularly within the Master Distribution segment. Service gross margins increased by 160 basis points to 61.4%, driven by higher effective labor rates, pricing discipline, and ongoing operational execution initiatives across the Company's service operations. Parts sales gross margins increased modestly by 20 basis points and remained generally consistent with expectations. These improvements to gross profit margins were partially offset by a 470 basis point decline in rental equipment sales margins, reflecting the continued disposition of lower-margin and underutilized fleet assets as part of the Company's fleet optimization strategy. Rental revenues gross margins remained consistent with the prior year and generally consistent with expectations.

The consolidated gross profit margin for the six months ended June 30, 2026 was 26.4%, an increase of 20 basis points from 26.2% in the same period of 2025. The improvement was primarily driven by stronger margins within new and used equipment sales and service operations. New and used equipment sales gross margins increased 70 basis points to 15.2%, reflecting the benefits of an improved sales mix, easing tariff-related pressures, and a more favorable pricing environment compared to the prior year. Service revenues gross margins increased 90 basis points to 60.8%, as higher effective labor rates and operational initiatives helped to offset weather-related challenges existing earlier in the year. Parts gross margins declined modestly by 30 basis points but remained within expected ranges. Rental equipment sales margins declined 580 basis points year over year reflecting a higher mix of lower-margin asset dispositions as the Company continued to optimize fleet levels and exit underperforming rental product categories. Rental revenues gross margins decreased 20 basis points, remaining consistent with the prior year and generally aligned to expectations.

Operating expenses: Consolidated operating expenses increased by $2.3 million to $112.2 million for the three months ended June 30, 2026 and increased by $3.1 million to $227.2 million for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily attributable to higher healthcare costs resulting from unfavorable claims experience and the impact of inflationary cost pressures. These increases were partially offset by the benefits of workforce optimization initiatives, disciplined expense management, and other cost-saving actions implemented across the Company's operating segments.

Other expense, net: Consolidated other expense, net for the three months ended June 30, 2026 was $19.9 million compared to $17.2 million for the same period in 2025. The increase was primarily attributed to a loss on divestiture recognized during the current year compared to a gain on divestiture recognized in the prior year. These unfavorable variances were partially offset by lower floor plan and other interest expense resulting from reduced inventory and rental fleet levels and lower benchmark interest rates.

Consolidated other expense, net for the six months ended June 30, 2026 reduced by $0.7 million to $37.5 million compared to $38.2 million for the same period in 2025. The improvement was primarily driven by $5.2 million in reduced interest expense resulting from reduced inventory levels, inventory optimization initiatives, and a lower benchmark interest rate environment, partially offset by the loss on divestiture recognized during the current year compared to a gain on divestiture recognized in the prior year.

Income tax (benefit) expense: The Company recorded an income tax benefit of $0.4 million and expense of $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and an income tax benefit of $4.2 million and expense of $2.0 million for the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, the income tax benefit was primarily attributable to the net loss for the period and provision to return reconciliation in the second quarter of 2026. The income tax expense in 2025 was primarily a result of adjustments of the Company's valuation allowance against a portion of the deferred tax asset relating to U.S. disallowed interest expense carryforwards partially offset by the benefit attributable to the net loss for the period.

Material Handling Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$74.3	$81.9	$(7.6)	(9.3)%	$147.1	$160.3	$(13.2)	(8.2)%
Parts sales	23.9	23.7	0.2	0.8%	47.2	48.0	(0.8)	(1.7)%
Service revenues	35.1	33.3	1.8	5.4%	69.1	67.4	1.7	2.5%
Rental revenues	16.7	17.5	(0.8)	(4.6)%	33.2	35.1	(1.9)	(5.4)%
Rental equipment sales	5.5	4.3	1.2	27.9%	9.4	7.8	1.6	20.5%
Total revenues	155.5	160.7	(5.2)	(3.2)%	306.0	318.6	(12.6)	(4.0)%
Cost of revenues:
New and used equipment sales	61.1	67.6	(6.5)	(9.6)%	119.6	130.7	(11.1)	(8.5)%
Parts sales	15.0	14.7	0.3	2.0%	29.7	30.0	(0.3)	(1.0)%
Service revenues	13.2	14.0	(0.8)	(5.7)%	26.3	27.3	(1.0)	(3.7)%
Rental revenues	0.9	1.3	(0.4)	(30.8)%	2.1	2.3	(0.2)	(8.7)%
Rental depreciation	8.1	8.1	—	—	15.9	16.2	(0.3)	(1.9)%
Rental equipment sales	3.6	2.5	1.1	44.0%	6.0	5.0	1.0	20.0%
Total cost of revenues	101.9	108.2	(6.3)	(5.8)%	199.6	211.5	(11.9)	(5.6)%
Gross profit	53.6	52.5	1.1	2.1%	106.4	107.1	(0.7)	(0.7)%
Selling, general and administrative expenses	43.4	44.0	(0.6)	(1.4)%	91.0	90.5	0.5	0.6%
Non-rental depreciation and amortization	1.7	2.4	(0.7)	(29.2)%	3.5	4.9	(1.4)	(28.6)%
Total operating expenses	45.1	46.4	(1.3)	(2.8)%	94.5	95.4	(0.9)	(0.9)%
Income from operations	8.5	6.1	2.4	39.3%	11.9	11.7	0.2	1.7%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.5)	(0.8)	0.3	(37.5)%	(0.8)	(1.6)	0.8	(50.0)%
Interest expense – other	(5.6)	(5.6)	—	—	(11.1)	(11.1)	—	—
Other income	0.1	0.3	(0.2)	(66.7)%	0.2	0.4	(0.2)	(50.0)%
Loss on divestitures	(0.7)	—	(0.7)	NA	(0.5)	—	(0.5)	NA
Total other expense, net	(6.7)	(6.1)	(0.6)	9.8%	(12.2)	(12.3)	0.1	(0.8)%
Income (loss) before taxes	$1.8	$—	$1.8	NA	$(0.3)	$(0.6)	$0.3	(50.0)%
Segment adjusted EBITDA	$19.0	$16.8	$2.2	13.1%	$32.0	$32.4	$(0.4)	(1.2)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	47.8%	51.0%	48.1%	50.3%
Parts sales	15.4%	14.7%	15.4%	15.1%
Service revenues	22.6%	20.7%	22.6%	21.2%
Rental revenues	10.7%	10.9%	10.8%	11.0%
Rental equipment sales	3.5%	2.7%	3.1%	2.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	39.3%	42.1%	39.0%	41.0%
Parts sales	9.6%	9.1%	9.7%	9.4%
Service revenues	8.5%	8.7%	8.6%	8.6%
Rental revenues	0.6%	0.8%	0.7%	0.7%
Rental depreciation	5.2%	5.0%	5.2%	5.1%
Rental equipment sales	2.3%	1.6%	2.0%	1.6%
Total cost of revenues	65.5%	67.3%	65.2%	66.4%
Gross profit	34.5%	32.7%	34.8%	33.6%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$155.5	$160.7	$(5.2)	(3.2)%	$306.0	$318.6	$(12.6)	(4.0)%
Acquisition and divestitures revenues	—	4.0			0.9	7.6
Organic revenues:
New and used equipment sales	74.3	78.2	(3.9)	(5.0)%	146.7	153.2	(6.5)	(4.2)%
Parts sales	23.9	23.5	0.4	1.7%	47.1	47.8	(0.7)	(1.5)%
Service revenues	35.1	33.2	1.9	5.7%	68.9	67.2	1.7	2.5%
Rental revenues	16.7	17.5	(0.8)	(4.6)%	33.0	35.0	(2.0)	(5.7)%
Rental equipment sales	5.5	4.3	1.2	27.9%	9.4	7.8	1.6	20.5%
Total organic revenues	$155.5	$156.7	$(1.2)	(0.8)%	$305.1	$311.0	$(5.9)	(1.9)%

Revenues: Material Handling segment revenues decreased by $5.2 million, or 3.2%, to $155.5 million for the three months ended June 30, 2026 as compared to the same period last year. Organic sales of new and used equipment decreased by 5.0% year over year in the same period primarily due to lower new equipment deliveries related to lower customer booking activity observed in the second half of 2025. Despite the decline in equipment sales, backlog levels remained healthy and bookings momentum improved in the quarter, supporting expectations for stronger invoicing activity in the second half of 2026. On an organic basis, product support revenues improved by $2.3 million, or 4.1%, for the three months ended June 30, 2026 as compared to the same period last year. This increase primarily reflects improved pricing discipline and strong service execution, including higher technician utilization across several operating regions. Rental revenues decreased $0.8 million organically for the three months ended June 30, 2026 as compared to the same period last year. The decrease reflects lower utilization and a smaller rental fleet following recent fleet optimization initiatives. In contrast, rental equipment sales increased by $1.2 million organically, or 27.9%, on relatively low volumes. This increase was driven by higher rental disposal activity in connection with our strategic fleet optimization efforts.

For the six months ended June 30, 2026, Material Handling segment revenues decreased by $12.6 million, or 4.0%, to $306.0 million as compared to the same period last year. The decline in revenues reflects continued softness in new equipment deliveries, partially offset by stable product support revenues and higher rental equipment sales. Organic sales of new and used equipment decreased $6.5 million, or 4.2%, primarily due to lower new equipment deliveries related to lower customer booking activity observed in the second half of 2025. Despite the decline in equipment sales, backlog levels remained healthy and bookings momentum improved as the period progressed, supporting expectations for stronger invoicing activity in the second half of 2026. Organic product support performance remained stable, with parts sales down $0.7 million and service revenues up $1.7 million compared to the prior year. Despite challenging weather conditions and technician availability constraints in the first quarter, service revenues were buoyed by improved pricing discipline and strong operational execution in several regions. Rental revenues decreased $2.0 million, or 5.7%, on an organic basis, reflecting a lower average fleet-on-rent and ongoing fleet optimization initiatives. In contrast, rental equipment sales increased $1.6 million, or 20.5%, primarily due to higher disposal activity associated with the targeted reduction of underutilized fleet assets. These actions were consistent with the Company's strategic fleet optimization efforts to develop a more productive and better-utilized rental fleet.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	17.8%	17.5%	0.3%	18.7%	18.5%	0.2%
Parts sales	37.2%	38.0%	(0.8)%	37.1%	37.5%	(0.4)%
Service revenues	62.4%	58.0%	4.4%	61.9%	59.5%	2.4%
Rental revenues	46.1%	46.3%	(0.2)%	45.8%	47.3%	(1.5)%
Rental equipment sales	34.5%	41.9%	(7.4)%	36.2%	35.9%	0.3%

Segment gross profit	34.5%	32.7%	1.8%	34.8%	33.6%	1.2%

Material Handling gross profit for the three months ended June 30, 2026 increased 180 basis points to 34.5% compared to the same period in 2025. New and used equipment sales gross margins increased 30 basis points for the three months ended June 30, 2026 as compared to the same period in 2025, remaining largely consistent year over year. Parts margins declined 80 basis points primarily reflecting product mix and competitive market conditions during the quarter. Service margins increased 440 basis points for the three months ended June 30, 2026 compared to the prior year period, supported by effective labor rate increases, improved technician utilization, and strong service execution. Rental revenues gross margins have decreased 20 basis points, staying consistent with prior year margin experience. Rental equipment sales margins declined to 34.5% from 41.9%, due to a higher mix of lower-margin asset dispositions as the Company continued to optimize fleet levels and exit underperforming rental product categories.

Material Handling gross profit for the six months ended June 30, 2026 increased 120 basis points to 34.8% compared to 33.6% in the same period in 2025. The improvement in gross margin reflects favorable mix and margin performance in service and equipment sales, partially offset by lower parts sales and rental revenues gross margins. Gross margins on new and used equipment sales increased 20 basis points, remaining largely consistent year over year. Parts gross margins decreased 40 basis points, though generally consistent with expectations. Service margins increased 240 basis points, driven by higher effective labor rates and improved technician efficiency. Rental revenues gross margins have decreased 150 basis points primarily due to the influence of fixed depreciation costs on a lower revenue base. Rental equipment sales margins increased 30 basis points, reflecting favorable timing and mix of asset dispositions; however, margins on rent-to-rent equipment sales can vary meaningfully depending on the age and composition of assets sold, as many of these assets are disposed of after being fully depreciated.

Operating expenses: Material Handling operating expenses decreased by $1.3 million to $45.1 million for the three months ended June 30, 2026 and decreased by $0.9 million to $94.5 million for the six months ended June 30, 2026 as compared to the same periods last year. These favorable results were driven by several cost saving initiatives implemented by the Company during the year; however, unfavorable claims experience under the Company's self-insured healthcare plan partially offset those savings during the second quarter.

Other expense, net: Other expense, net increased by $0.6 million to $6.7 million for the three months ended June 30, 2026 and decreased by $0.1 million to $12.2 million for the six months ended June 30, 2026, compared to the same period in 2025. The year-to-date decline was primarily attributable to lower floor plan interest associated with reduced inventory levels, which was offset by a loss from the working capital adjustment of a prior year divestiture.

Construction Equipment Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$168.6	$167.0	$1.6	1.0%	$289.8	$293.7	$(3.9)	(1.3)%
Parts sales	49.1	49.1	—	—	94.5	94.4	0.1	0.1%
Service revenues	28.6	31.3	(2.7)	(8.6)%	58.0	63.1	(5.1)	(8.1)%
Rental revenues	28.1	28.8	(0.7)	(2.4)%	50.1	53.4	(3.3)	(6.2)%
Rental equipment sales	23.6	24.5	(0.9)	(3.7)%	49.9	41.9	8.0	19.1%
Total revenues	298.0	300.7	(2.7)	(0.9)%	542.3	546.5	(4.2)	(0.8)%
Cost of revenues:
New and used equipment sales	147.1	147.4	(0.3)	(0.2)%	254.1	259.7	(5.6)	(2.2)%
Parts sales	33.6	34.0	(0.4)	(1.2)%	65.2	64.9	0.3	0.5%
Service revenues	11.2	11.9	(0.7)	(5.9)%	23.2	24.5	(1.3)	(5.3)%
Rental revenues	3.1	3.9	(0.8)	(20.5)%	5.9	7.9	(2.0)	(25.3)%
Rental depreciation	18.9	18.7	0.2	1.1%	34.3	35.3	(1.0)	(2.8)%
Rental equipment sales	19.4	18.9	0.5	2.6%	42.1	32.4	9.7	29.9%
Total cost of revenues	233.3	234.8	(1.5)	(0.6)%	424.8	424.7	0.1	—
Gross profit	64.7	65.9	(1.2)	(1.8)%	117.5	121.8	(4.3)	(3.5)%
Selling, general and administrative expenses	53.2	52.4	0.8	1.5%	106.8	107.0	(0.2)	(0.2)%
Non-rental depreciation and amortization	3.9	4.2	(0.3)	(7.1)%	7.9	8.2	(0.3)	(3.7)%
Total operating expenses	57.1	56.6	0.5	0.9%	114.7	115.2	(0.5)	(0.4)%
Income from operations	7.6	9.3	(1.7)	(18.3)%	2.8	6.6	(3.8)	(57.6)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.0)	(1.8)	0.8	(44.4)%	(2.3)	(3.9)	1.6	(41.0)%
Interest expense – other	(9.7)	(11.0)	1.3	(11.8)%	(19.4)	(21.7)	2.3	(10.6)%
Other income (expense)	0.2	1.1	(0.9)	(81.8)%	(0.3)	1.5	(1.8)	(120.0)%
Gain on divestiture	—	4.3	(4.3)	(100.0)%	—	4.3	(4.3)	(100.0)%
Total other expense, net	(10.5)	(7.4)	(3.1)	41.9%	(22.0)	(19.8)	(2.2)	11.1%
(Loss) income before taxes	$(2.9)	$1.9	$(4.8)	(252.6)%	$(19.2)	$(13.2)	$(6.0)	45.5%
Segment adjusted EBITDA	$30.6	$31.7	$(1.1)	(3.5)%	$44.5	$48.7	$(4.2)	(8.6)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	56.6%	55.6%	53.5%	53.7%
Parts sales	16.5%	16.3%	17.4%	17.3%
Service revenues	9.6%	10.4%	10.7%	11.5%
Rental revenues	9.4%	9.6%	9.2%	9.8%
Rental equipment sales	7.9%	8.1%	9.2%	7.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	49.4%	49.0%	46.8%	47.5%
Parts sales	11.3%	11.3%	12.0%	11.9%
Service revenues	3.8%	4.0%	4.3%	4.5%
Rental revenues	1.0%	1.3%	1.1%	1.4%
Rental depreciation	6.3%	6.2%	6.3%	6.5%
Rental equipment sales	6.5%	6.3%	7.8%	5.9%
Total cost of revenues	78.3%	78.1%	78.3%	77.7%
Gross profit	21.7%	21.9%	21.7%	22.3%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$298.0	$300.7	$(2.7)	(0.9)%	$542.3	$546.5	$(4.2)	(0.8)%
Divestiture revenues	—	0.6			—	1.8
Organic revenues:
New and used equipment sales	168.6	167.0	1.6	1.0%	289.8	293.7	(3.9)	(1.3)%
Parts sales	49.1	49.1	—	—	94.5	94.4	0.1	0.1%
Service revenues	28.6	31.3	(2.7)	(8.6)%	58.0	63.1	(5.1)	(8.1)%
Rental revenues	28.1	28.2	(0.1)	(0.4)%	50.1	51.6	(1.5)	(2.9)%
Rental equipment sales	23.6	24.5	(0.9)	(3.7)%	49.9	41.9	8.0	19.1%
Total organic revenues	$298.0	$300.1	$(2.1)	(0.7)%	$542.3	$544.7	$(2.4)	(0.4)%

Revenues: Construction Equipment segment revenues decreased by $2.7 million, or 0.9%, to $298.0 million for the three months ended June 30, 2026 as compared to the same period last year. The decrease was primarily driven by a $2.7 million decline in service revenues and a $0.9 million decrease in rental equipment sales, partially offset by a $1.6 million increase in new and used equipment sales. The increase in new and used equipment sales was driven by improved market conditions across certain regions, including higher deliveries of articulated haulers in our Florida region, which contributed meaningfully to sales dollars during the quarter. Rental equipment sales decreased $0.9 million for the three months ended June 30, 2026, reflecting lower sales volumes due to a smaller relative rental fleet available for sale as a result of ongoing fleet right-sizing efforts, which are intended to improve fleet utilization metrics and returns on invested capital. Product support revenues decreased 3.4% for the three months ended June 30, 2026 as compared to the same period last year. Lower service revenues reflected a tactically-driven lower technician headcount (in an effort to drive overall technician productivity and profitability) and reduced service throughput in certain markets while parts demand remained stable, which resulted in parts revenues remaining consistent with prior year. Rental revenues decreased minimally, or $0.1 million on an organic basis, for the three months ended June 30, 2026 compared to the same period last year, a reflection of the focus on driving improved returns on invested capital by maintaining period over period rental revenues on a smaller, more utilized rental fleet. Overall, the Construction Equipment segment enters the third quarter of the year with a favorable outlook and positive market momentum, supported by improving market conditions and expectations for increased municipal and infrastructure-related project activities in certain markets.

Construction Equipment segment revenues decreased by $4.2 million, or 0.8%, to $542.3 million for the six months ended June 30, 2026 as compared to the same period last year. The overall decline in revenues reflects harsh winter weather conditions experienced during the first quarter of 2026 when compared to the same period in 2025, which reduced service productivity and delayed customer equipment deliveries in certain markets, partially offset by strategic inventory and fleet optimization initiatives that resulted in higher rental equipment sales volumes. New and used equipment sales decreased $3.9 million from the prior year, driven primarily by lower new equipment sales volumes in the first quarter, partially offset by improved market conditions and customer deliveries in certain regions in the second quarter. Rental equipment sales increased for the six months ended June 30, 2026 by $8.0 million primarily due to the targeted disposals and fleet optimization efforts to address underutilized assets and align the rent-to-sell fleet with sustainable customer demand. Product support revenues were lower overall, with parts sales essentially flat year over year and service revenues down versus the prior year. The overall decrease in product support of 3.2% was primarily attributable to weather-related impacts experienced during the first quarter as well as tactically-driven lower technician headcount (in an effort to drive overall technician productivity and profitability) and reduced service throughput in certain regions. Rental revenues decreased $1.5 million organically for the six months ended June 30, 2026 reflecting a smaller average rental fleet as the Company continues to optimize fleet size, improve asset utilization, and enhance returns on invested capital.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.8%	11.7%	1.1%	12.3%	11.6%	0.7%
Parts sales	31.6%	30.8%	0.8%	31.0%	31.3%	(0.3)%
Service revenues	60.8%	62.0%	(1.2)%	60.0%	61.2%	(1.2)%
Rental revenues	21.7%	21.5%	0.2%	19.8%	19.1%	0.7%
Rental equipment sales	17.8%	22.9%	(5.1)%	15.6%	22.7%	(7.1)%

Segment gross profit	21.7%	21.9%	(0.2)%	21.7%	22.3%	(0.6)%

Construction Equipment gross profit decreased by 20 basis points to 21.7% in the three months ended June 30, 2026 from 21.9% in the same period in 2025. New and used equipment sales margins increased by 110 basis points to 12.8% for the three months ended June 30, 2026 compared to 11.7% in the prior year. The improvement primarily reflects a more favorable sales mix as well as an improved pricing environment compared to prior year when elevated industry inventory levels and competitive discounting pressures negatively impacted new equipment margins. Parts sales margins for the three months ended June 30, 2026 increased 80 basis points when compared to the same period last year, in line with expectations. Year-over-year service gross margins decreased 120 basis points due to an unfavorable labor mix as a higher proportion of technician hours were absorbed by non-billable internal and expense work, including training and new equipment preparation activities associated with inventory deliveries, rather than customer billable activity. Rental revenues gross margin for the three months ended June 30, 2026 increased 20 basis points from prior year, remaining aligned with expectations. Gross margins on rental equipment sales for the three months ended June 30, 2026 declined by 510 basis points, primarily reflecting the impact of fleet optimization efforts and the resulting mix of assets sold, as the Company continued to dispose of underutilized rental equipment and align fleet size with demand and utilization objectives.

Construction Equipment gross profit decreased by 60 basis points to 21.7% in the six months ended June 30, 2026 compared to 22.3% in the same period of 2025. New and used equipment sales margins increased to 12.3%, up 70 basis points year over year. The improvement primarily reflects a more favorable sales mix as well as a more favorable pricing environment compared to prior year when elevated industry inventory levels and competitive discounting pressures negatively impacted margins. Parts sales margins decreased 30 basis points for the six months ended June 30, 2026, but remain within expected ranges. Service gross margins decreased by 120 basis points year over year, primarily reflecting an unfavorable labor mix as a greater proportion of technician hours were absorbed by non-billable internal and expense work, together with throughput disruptions associated with winter operating conditions during the first quarter. Rental revenues gross margin for the six months ended June 30, 2026 increased 70 basis points compared to the prior year, primarily reflecting lower sublet costs, freight, and repair and maintenance expenses as a percentage of rental revenues. Conversely, gross margins on rental equipment sales decreased 710 basis points from the prior year, largely reflecting the impact of fleet optimization efforts and the resulting mix of assets sold, as the Company continued to dispose of underutilized rental equipment and align fleet size with demand and utilization objectives.

Operating expenses: Construction Equipment operating expenses increased by $0.5 million to $57.1 million for the three months ended June 30, 2026 and decreased by $0.5 million to $114.7 million for the six months ended June 30, 2026, as compared to the same periods in 2025. Higher healthcare claims impacting the second quarter largely offset favorable cost reductions elsewhere, including savings from workforce optimization initiatives, disciplined management of marketing and promotional spending, and lower bad debt expense attributable to improved customer payment activity.

Other expense, net: Construction Equipment other expense, net increased by $3.1 million to $10.5 million for the three months ended June 30, 2026 and increased by $2.2 million to $22.0 million for the six months ended June 30, 2026, as compared to the same periods in 2025. The increase was primarily attributable to the gain on divesture in second quarter of 2025 partially offset by lower interest expense in current year, driven primarily by the inventory and rental optimization initiatives.

Master Distribution Results

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$19.7	$17.6	$2.1	11.9%	$33.8	$32.4	$1.4	4.3%
Parts sales	2.9	3.0	(0.1)	(3.3)%	5.6	5.4	0.2	3.7%
Service revenues	0.1	0.3	(0.2)	(66.7)%	0.3	0.5	(0.2)	(40.0)%
Rental revenues	0.1	—	0.1	NA	0.2	—	0.2	NA
Total revenues	22.8	20.9	1.9	9.1%	39.9	38.3	1.6	4.2%
Cost of revenues:
New and used equipment sales	14.4	14.2	0.2	1.4%	25.8	25.2	0.6	2.4%
Parts sales	2.2	2.2	—	—	3.7	3.6	0.1	2.8%
Service revenues	0.2	0.2	—	—	0.4	0.7	(0.3)	(42.9)%
Rental depreciation	0.1	0.1	—	—	0.2	0.1	0.1	100.0%
Total cost of revenues	16.9	16.7	0.2	1.2%	30.1	29.6	0.5	1.7%
Gross profit	5.9	4.2	1.7	40.5%	9.8	8.7	1.1	12.6%
Selling, general and administrative expenses	2.8	2.9	(0.1)	(3.4)%	5.4	5.4	—	—
Non-rental depreciation and amortization	0.9	0.9	—	—	1.8	1.8	—	—
Total operating expenses	3.7	3.8	(0.1)	(2.6)%	7.2	7.2	—	—
Income from operations	2.2	0.4	1.8	450.0%	2.6	1.5	1.1	73.3%
Other expense:
Interest expense, floor plan payable – new equipment	(0.3)	(0.2)	(0.1)	50.0%	(0.6)	(0.5)	(0.1)	20.0%
Interest expense – other	(1.5)	(1.1)	(0.4)	36.4%	(2.9)	(2.2)	(0.7)	31.8%
Other expense	(0.1)	(0.4)	0.3	(75.0)%	(0.2)	(0.6)	0.4	(66.7)%
Total other expense, net	(1.9)	(1.7)	(0.2)	11.8%	(3.7)	(3.3)	(0.4)	12.1%
Income (loss) before taxes	$0.3	$(1.3)	$1.6	(123.1)%	$(1.1)	$(1.8)	$0.7	(38.9)%
Segment adjusted EBITDA	$2.8	$1.1	$1.7	154.5%	$3.8	$2.6	$1.2	46.2%

	Percent of Revenues		Percent of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	86.5%	84.2%	84.7%	84.6%
Parts sales	12.7%	14.4%	14.0%	14.1%
Service revenues	0.4%	1.4%	0.8%	1.3%
Rental revenues	0.4%	—	0.5%	—
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	63.2%	67.9%	64.6%	65.8%
Parts sales	9.6%	10.5%	9.3%	9.4%
Service revenues	0.9%	1.0%	1.0%	1.8%
Rental depreciation	0.4%	0.5%	0.5%	0.3%
Total cost of revenues	74.1%	79.9%	75.4%	77.3%
Gross profit	25.9%	20.1%	24.6%	22.7%

Revenues: Master Distribution segment revenues for the three months ended June 30, 2026 were $22.8 million, an increase of $1.9 million from the prior year. Equipment sales increased $2.1 million year over year, driven by improved market demand, the easing of tariff-related disruptions, and the completion of several machine deliveries that were delayed earlier in the year. Parts sales decreased minimally, or by $0.1 million compared to the prior period, reflecting our ability to maintain customer relationships and aftermarket revenue streams despite tariff-related disruptions which impacted pricing and parts supply chains over the past year.

Master Distribution segment revenues for the six months ended June 30, 2026 were $39.9 million, an increase of $1.6 million from the prior year. Combined new and used equipment sales increased $1.4 million year over year. While equipment sales during the first quarter continued to be impacted by tariff-related challenges and delayed customer purchasing activity, performance improved during the second quarter as market demand strengthened, tariff pressures largely subsided, and previously delayed machine deliveries were completed and invoiced. Parts sales increased modestly by $0.2 million year over year, reflecting our stable customer relationships which were challenged by tariff-related pricing pressures and supply chain disruptions over the past twelve months. Service revenues decreased slightly while rental revenues increased modestly year over year, with both categories performing generally in line with expectations.

Gross profit (GP):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	26.9%	19.3%	7.6%	23.7%	22.2%	1.5%
Parts sales	24.1%	26.7%	(2.6)%	33.9%	33.3%	0.6%
Service revenues	(100.0)%	33.3%	NM	(33.3)%	(40.0)%	NM
Rental revenues	—	NA	NA	—	NA	NA

Segment gross profit	25.9%	20.1%	5.8%	24.6%	22.7%	1.9%
NM - calculated change not meaningful

For the three months ended June 30, 2026, gross profit margin increased 580 basis points from the prior year. Gross profit margins on new and used equipment sales were 26.9%, a 760 basis point increase from the prior year quarter, primarily reflecting the normalization of machine margins as tariff-related pressures subsided, supported by improved OEM pricing dynamics, a stronger U.S. dollar relative to the Euro, and the benefit of a portion of IEEPA tariff refunds recognized during the quarter. Parts gross profit margin was 24.1% for the three months ended June 30, 2026, a 260 basis point decrease compared to the same period last year, primarily reflecting the negative impact of inventory reserve adjustments. Excluding these adjustments, underlying parts margins for the segment continued to show improvement and were generally consistent with expectations.

For the six months ended June 30, 2026, gross profit was $9.8 million, an increase of $1.1 million compared to the prior year. Gross profit margin increased 190 basis points to 24.6%, primarily reflecting improved margins in new and used equipment sales. The improvement reflects the benefit of reduced tariff-related pressures during the second quarter, improved OEM pricing dynamics, a more favorable foreign exchange environment, and the benefit of the initial tranche of tariff refund payments, resulting in gross profit margins on new and used equipment sales increasing to 23.7%, up 150 basis points from the prior year. Parts gross profit margin was 33.9% for the six months ended June 30, 2026, up 60 basis points compared to the same period last year and in line with expectations. A more stable tariff environment and renegotiated pricing with OEMs are expected to provide additional support for gross margins in future periods.

Operating expenses: Master Distribution segment operating expenses totaled $3.7 million and $7.2 million for the three and six months ended June 30, 2026, a decrease of $0.1 million and flat to prior year, respectively. The quarter-to-date decrease was primarily attributable to the cost stabilizing initiatives partially offset by negative variances in higher healthcare claims in the second quarter.

Other expense, net: Master Distribution other expense, net was $1.9 million for the three months ended June 30, 2026, a $0.2 million increase compared to the same period last year. Other expense, net was $3.7 million for the six months ended June 30, 2026, an increase of $0.4 million compared to the same period last year. The year-to-date increase was primarily attributable to higher interest expense driven by higher relative average inventory balances partially offset by lower benchmark interest rates.

Liquidity and Capital Resources

The six months ended June 30, 2026 and 2025 Cash Flows

Cash Flow from Operating Activities. Cash flows provided by operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the six months ended June 30, 2026, operating activities resulted in net cash provided by operations of $26.1 million. Our reported net loss of $27.0 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, loss on divestitures, deferred income taxes, and stock-based compensation, provided net cash inflows of $28.8 million. Cash flow changes from working capital included $61.9 million of inventory purchased ($69.1 million of inventory was transferred into our rental fleet primarily for replenishment purposes), a $6.0 million in net inflow from accounts payable, accrued expenses, leases, and other operating liabilities offset by $29.6 million outflow from accounts receivable. Cash flows from operating activities were favorably impacted by $50.6 million due to proceeds from the sale of rent-to-sell equipment, $36.3 million in net inflows related to manufacturer floor plans partially offset by a $4.1 million net outflow related to prepaid expenses and other assets.

For the six months ended June 30, 2025, operating activities resulted in net cash used in operations of $3.4 million. Our reported net loss of $27.0 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, gain on divestiture, deferred income taxes, and stock-based compensation, provided net cash inflows of $32.5 million. Changes in working capital included $21.1 million of inventory purchased ($66.7 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and a $6.8 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $44.8 million due to proceeds from the sale of rent-to-sell equipment offset by $41.0 million in net outflows related to manufacturer floor plans, and an $11.8 million net change in prepaid expenses and other assets and accounts payable, accrued expenses, leases, and other operating liabilities.

Cash Flow from Investing Activities. For the six months ended June 30, 2026, our cash used in investing activities was $4.0 million. This was mainly due to $16.0 million in purchases of rental equipment and non-rental property and equipment and other investing activities partially offset by $8.7 million proceeds from the sale of rent-to-rent equipment, $1.8 million proceeds from the sale of non-rental property and equipment, and $1.5 million proceeds from the divestiture as discussed in Note 15.

For the six months ended June 30, 2025, our cash used in investing activities was $8.4 million. This was mainly due to $31.6 million purchases of rental equipment and non-rental property and equipment, the acquisition of Les Chariots Elevateurs Du Quebec Inc., and other investing activities partially offset by $18.0 million proceeds from the divestiture of our aerial fleet rental business in Illinois, $4.9 million proceeds from the sale of rent-to-rent equipment, and $0.3 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the six months ended June 30, 2026, cash used in financing activities was $19.6 million. This cash outflow was due to the $6.8 million of net payments on our line of credit, long-term borrowings, and finance lease obligations, net payments of $9.6 million related to non-manufacturer floor plans, payments of $1.5 million for preferred stock dividends, and $1.7 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts and rental-related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $20.9 million in cash as of June 30, 2026. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-Term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

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

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, the state of our industry and the markets we serve, and our growth prospects. Our gross rental fleet capital expenditures for the six months ended June 30, 2026 was $78.1 million, including $69.1 million of transfers from new and used inventory to rent-to-sell rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $59.3 million for the six months ended June 30, 2026 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of June 30, 2026, we had $373.8 million of available borrowings under the ABL Facility and Floor Plan Facilities.

Critical Accounting Policies and Estimates

In the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. Our management reviews these estimates and assumptions on an ongoing basis. While we believe the estimates and judgments we use in preparing our consolidated financial statements are reasonable and appropriate, they are subject to future events and uncertainties regarding their outcome; therefore, actual results may materially differ from these estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. See Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for a summary of our significant accounting policies.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at the option of the borrowers, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities (“Floor Plan Rates”) are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of June 30, 2026 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum, excluding OEM subsidies on the Floor Plan Facilities.

At June 30, 2026 and December 31, 2025, we had $211.6 million and $213.6 million, respectively, outstanding borrowings under the ABL Facility. At June 30, 2026 and December 31, 2025, we had $339.7 million and $313.6 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of June 30, 2026, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt would reduce our annual pre-tax earnings by $3.8 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of June 30, 2026 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of June 30, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 11, Contingencies, of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

We face a number of uncertainties and risks that are difficult to predict and many of which are outside of our control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K. There have been no material changes from the risk factors included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended June 30, 2026. As of June 30, 2026, the Company had $16.7 million of remaining authorization under its share repurchase program.

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

10.1	First Amendment to Alta Equipment Group, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-296647) filed by the Company on June 9, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTA EQUIPMENT GROUP INC.

Date: August 6, 2026	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)