Form 10-Q
period 2026-09-30
ALTA EQUIPMENT GROUP INC.
filed 2026-11-09
CIK 1759824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there were 32,833,236 shares of Common Stock, $0.0001 par value, and 1,200 shares of Preferred Stock, $0.0001 par value, which Preferred Stock is evidenced by 1,200,000 depositary shares, outstanding.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q may be considered “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any such forward-looking statements. Forward-looking statements include, but are not limited to, statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “momentum,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about: our future financial performance; our plans for expansion and acquisitions; and changes in our strategy, future operations, financial position, estimated revenues, income or loss, projected costs, prospects, plans, and objectives of management.

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
•
increases in our debt obligations and related debt service requirements, and their impact on our liquidity, financial flexibility and ability to fund our operations and growth initiatives;
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

PART I

Item 1. Financial Statements

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Cash	$21.8	$18.6
Accounts receivable, net of allowances of $10.5 and $11.3 as of September 30, 2026 and December 31, 2025, respectively	195.8	186.7
Inventories, net	448.3	473.3
Prepaid expenses and other current assets	39.0	31.6
Total current assets	704.9	710.2

NON-CURRENT ASSETS
Property and equipment, net	63.2	73.3
Rental fleet, net	293.8	313.7
Operating lease right-of-use assets, net	108.8	108.3
Goodwill	77.2	77.8
Other intangible assets, net	43.6	48.0
Other assets	7.8	5.0
TOTAL ASSETS	$1,299.3	$1,336.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Floor plan payable – new equipment	$237.9	$241.0
Floor plan payable – used and rental equipment	87.8	72.3
Current portion of long-term debt	10.6	11.0
Accounts payable	88.0	77.7
Customer deposits	13.5	15.0
Accrued expenses	52.7	45.3
Current operating lease liabilities	14.2	15.0
Current deferred revenue	14.9	13.7
Other current liabilities	3.1	4.0
Total current liabilities	522.7	495.0

NON-CURRENT LIABILITIES
Line of credit, net	191.1	211.3
Long-term debt, net of current portion	487.6	484.5
Finance lease obligations, net of current portion	21.4	28.2
Deferred revenue, net of current portion	5.0	5.0
Long-term operating lease liabilities, net of current portion	101.8	100.1
Deferred tax liabilities	12.1	14.6
Other liabilities	4.7	6.4
TOTAL LIABILITIES	1,346.4	1,345.1
CONTINGENCIES - NOTE 11
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized, 1,200 shares issued and outstanding at both September 30, 2026 and December 31, 2025 (1,200,000 Depositary Shares representing a 1/1000th fractional interest in a share of 10% Series A Cumulative Perpetual Preferred Stock)	—	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized; 32,668,114 and 32,153,525 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	252.1	248.4
Treasury stock at cost, 2,904,614 shares of common stock held at both September 30, 2026 and December 31, 2025	(19.2)	(19.2)
Accumulated deficit	(277.0)	(236.4)
Accumulated other comprehensive loss	(3.0)	(1.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(47.1)	(8.8)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,299.3	$1,336.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	$204.0	$211.1	$673.0	$698.4
Parts sales	76.3	75.3	223.1	222.9
Service revenues	64.7	66.4	192.1	197.4
Rental revenues	47.5	48.4	131.0	137.0
Rental equipment sales	24.9	21.4	84.2	71.1
Total revenues	417.4	422.6	1,303.4	1,326.8
Cost of revenues:
New and used equipment sales	172.2	179.5	569.8	596.1
Parts sales	51.0	47.6	149.2	145.9
Service revenues	24.9	27.2	74.8	79.7
Rental revenues	4.0	6.0	12.0	16.2
Rental depreciation	28.2	27.8	78.9	79.7
Rental equipment sales	19.8	16.7	67.9	54.1
Total cost of revenues	300.1	304.8	952.6	971.7
Gross profit	117.3	117.8	350.8	355.1
Selling, general and administrative expenses	103.4	105.9	317.2	314.9
Non-rental depreciation and amortization	6.7	7.1	20.1	22.2
Total operating expenses	110.1	113.0	337.3	337.1
Income from operations	7.2	4.8	13.5	18.0
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.6)	(2.6)	(5.2)	(8.7)
Interest expense – other	(18.3)	(19.8)	(53.7)	(57.9)
Other income	1.9	—	3.9	1.7
Gain (loss) on divestitures	—	0.4	(0.5)	4.7
Total other expense, net	(18.0)	(22.0)	(55.5)	(60.2)
Loss before taxes	(10.8)	(17.2)	(42.0)	(42.2)
Income tax expense (benefit)	0.7	24.4	(3.5)	26.4
Net loss	(11.5)	(41.6)	(38.5)	(68.6)
Preferred stock dividends	(0.7)	(0.7)	(2.2)	(2.2)
Net loss available to common stockholders	$(12.2)	$(42.3)	$(40.7)	$(70.8)
Basic loss per share	$(0.37)	$(1.31)	$(1.24)	$(2.16)
Diluted loss per share	$(0.37)	$(1.31)	$(1.24)	$(2.16)
Basic weighted average common shares outstanding	32,926,765	32,331,693	32,777,661	32,830,980
Diluted weighted average common shares outstanding	32,926,765	32,331,693	32,777,661	32,830,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(11.5)	$(41.6)	$(38.5)	$(68.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(0.7)	(1.4)	1.2
Change in fair value of derivative, net of tax	—	0.4	—	1.1
Total other comprehensive (loss) income (1)	—	(0.3)	(1.4)	2.3
Comprehensive loss	$(11.5)	$(41.9)	$(39.9)	$(66.3)

(1) There were no material reclassifications from Accumulated other comprehensive loss reflected in Total other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025. There were no material taxes associated with Total other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in millions, except share and per share amounts)

	Three and Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2025	1,200,000	$—	32,153,525	$—	$248.4	$(236.4)	$(19.2)	$(1.6)	$(8.8)
Net loss	—	—	—	—	—	(19.5)	—	—	(19.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation including employee stock purchase plan	—	—	378,645	—	1.4	—	—	—	1.4
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at March 31, 2026	1,200,000	$—	32,532,170	$—	$249.8	$(256.7)	$(19.2)	$(2.2)	$(28.3)
Net loss	—	—	—	—	—	(7.5)	—	—	(7.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation including employee stock purchase plan	—	—	21,009	—	1.0	—	—	—	1.0
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2026	1,200,000	$—	32,553,179	$—	$250.8	$(264.8)	$(19.2)	$(3.0)	$(36.2)
Net loss	—	—	—	—	—	(11.5)	—	—	(11.5)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation including employee stock purchase plan	—	—	114,935	—	1.3	—	—	—	1.3
Balance at September 30, 2026	1,200,000	$—	32,668,114	$—	$252.1	$(277.0)	$(19.2)	$(3.0)	$(47.1)

	Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	1,200,000	$—	32,762,135	$—	$243.5	$(149.3)	$(11.7)	$(4.9)	$77.6
Net loss	—	—	—	—	—	(20.9)	—	—	(20.9)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.8)	—	—	(0.8)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation including employee stock purchase plan	—	—	428,930	—	1.6	—	—	—	1.6
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2025	1,200,000	$—	33,191,065	$—	$245.1	$(172.8)	$(11.7)	$(4.6)	$56.0
Net loss	—	—	—	—	—	(6.1)	—	—	(6.1)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Dividends on common stock and dividend equivalent on stock-based compensation, $0.057 per share	—	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation, including employee stock purchase plan	—	—	797	—	0.9	—	—	—	0.9
Foreign currency translation adjustments	—	—	—	—	—	—	—	1.9	1.9
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Repurchase of common stock	—	—	(1,145,604)	—	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,200,000	$—	32,046,258	$—	$246.0	$(181.6)	$(18.2)	$(2.3)	$43.9
Net loss	—	—	—	—	—	(41.6)	—	—	(41.6)
Dividends on preferred stock, $0.625 per share	—	—	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation including employee stock purchase plan	—	—	109,639	—	1.6	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.7)	(0.7)
Change in fair value of derivative, net of tax	—	—	—	—	—	—	—	0.4	0.4
Balance at September 30, 2025	1,200,000	$—	32,155,897	$—	$247.6	$(223.9)	$(18.2)	$(2.6)	$2.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTA EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(38.5)	$(68.6)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	99.0	101.9
Amortization of debt discount and debt issuance costs	3.6	3.7
Gain on sale of property and rental equipment	(15.9)	(17.0)
Provision for inventory reserves	0.1	1.9
Provision for losses on accounts receivable	2.1	2.9
Loss (gain) on divestitures	0.5	(4.7)
Stock-based compensation expense	2.9	3.1
Changes in deferred income taxes	(2.4)	28.0
Other operating activities	(2.0)	0.1
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(13.4)	(18.3)
Inventories	(91.8)	(60.7)
Proceeds from sale of rental equipment - rent-to-sell	72.1	64.3
Prepaid expenses and other assets	(7.9)	(14.1)
Manufacturers floor plans payable	30.8	(28.3)
Accounts payable, accrued expenses, leases, and other operating liabilities	19.6	4.9
Net cash provided by (used in) operating activities	58.8	(0.9)
INVESTING ACTIVITIES
Expenditures for rental equipment	(13.3)	(35.2)
Expenditures for property and equipment and intangibles	(7.5)	(8.1)
Proceeds from sale of property and equipment	1.9	0.4
Proceeds from sale of rental equipment - rent-to-rent	12.1	6.8
Acquisition of business, net of cash acquired	—	(2.9)
Proceeds from divestitures, net	2.3	21.1
Other investing activities	(1.5)	(1.4)
Net cash used in investing activities	(6.0)	(19.3)
FINANCING ACTIVITIES
Proceeds from long-term borrowings	158.4	286.8
Principal payments on long-term debt and finance lease obligations	(186.6)	(244.2)
Proceeds from non-manufacturer floor plan payable	62.5	73.1
Payments on non-manufacturer floor plan payable	(80.2)	(81.3)
Preferred stock dividends paid	(2.2)	(2.2)
Common stock dividends declared and paid	—	(3.9)
Repurchases of common stock	—	(6.5)
Other financing activities	(1.4)	(1.1)
Net cash (used in) provided by financing activities	(49.5)	20.7

Effect of exchange rate changes on cash	(0.1)	0.2
NET CHANGE IN CASH	3.2	0.7

Cash, Beginning of year	18.6	13.4
Cash, End of period	$21.8	$14.1
Supplemental schedule of noncash investing and financing activities:
Noncash asset purchases:
Net transfer of assets from inventory to rental fleet	$97.9	$81.8
Supplemental disclosures of cash flow information
Cash paid for interest	$44.1	$51.9

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the consolidated financial statements in our Annual Report on Form 10-K. During the three and nine months ended September 30, 2026, there were no significant changes to those accounting policies.

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

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires additional disclosure in the notes to the financial statements of specified information about certain statement of operations expense line items. The Company is required to adopt the guidance in the 2027 Annual Report on Form 10-K and in our interim periods during 2028, though early adoption is permitted. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.

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

Disaggregation of Revenues

The following tables summarize the Company’s disaggregated revenues as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 by revenue type and the applicable accounting standard.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$204.0	$204.0	$—	$211.1	$211.1
Parts sales	—	76.3	76.3	—	75.3	75.3
Service revenues	—	64.7	64.7	—	66.4	66.4
Rental revenues	47.5	—	47.5	48.4	—	48.4
Rental equipment sales	—	24.9	24.9	—	21.4	21.4
Total revenues	$47.5	$369.9	$417.4	$48.4	$374.2	$422.6

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
New and used equipment sales	$—	$673.0	$673.0	$—	$698.4	$698.4
Parts sales	—	223.1	223.1	—	222.9	222.9
Service revenues	—	192.1	192.1	—	197.4	197.4
Rental revenues	131.0	—	131.0	137.0	—	137.0
Rental equipment sales	—	84.2	84.2	—	71.1	71.1
Total revenues	$131.0	$1,172.4	$1,303.4	$137.0	$1,189.8	$1,326.8

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

New and used equipment sales: With the exception of bill-and-hold arrangements and project-based revenues, the Company’s revenues from the sale of new and used equipment are recognized at the time of delivery to, or pick-up by, the customer, which is when the customer obtains control of the promised good(s). Under bill-and-hold arrangements, revenues are recognized when all configuration work is complete and the equipment has been set aside for final shipment, at which point the Company has determined control has been transferred. The bill-and-hold arrangements primarily apply to sales when physical shipment of heavy equipment to the customer is prohibited by law (e.g., frost laws) or requested by the customer due to their inability to arrange freight simultaneous to the satisfaction of the performance obligations. The customer equipment sold under a bill-and-hold arrangement is physically separated from Company inventory and that equipment cannot be used by the Company or sold to another customer. Revenues recognized from bill-and-hold agreements totaled $11.8 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and $35.8 million and $22.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company does not offer material rights of return.

Project-based revenues, as referred to herein, are contracts with customers where the Company provides design and build solutions related to automated equipment installation and warehouse management systems integration. These revenues are recognized as the performance obligations are satisfied over time using the cost-to-cost input method, based on contract costs incurred to date to total estimated contract costs. The Company recognizes deferred revenue with respect to project-based services. The Company recognized $12.8 million and $17.0 million in project-based revenues for the three months ended September 30, 2026 and 2025 respectively, and $42.1 million and $52.6 million in project-based revenues for the nine months ended September 30, 2026 and 2025, respectively.

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

Service revenues: The Company records service revenues primarily from guaranteed maintenance contracts and periodic services with customers. The Company recognizes periodic maintenance service revenues at the time such services are completed. The Company recognizes guaranteed maintenance contract revenues over time based on an estimated rate at which the services are provided over the life of the contract, typically three to five years. Revenues recognized from guaranteed maintenance contracts totaled $5.5 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively, and $16.1 million and $16.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company also records service revenues from warranty contracts whereby the Company performs service on behalf of an Original Equipment Manufacturer (“OEM”) or third-party warranty provider.

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

Contract assets are fulfilled contractual obligations prior to receivables being recognizable for project-based revenues. Contract assets as of September 30, 2026 and December 31, 2025 were $2.7 million and $3.7 million, respectively.

Deferred revenue (contract liabilities) includes the unearned portion of project-based revenues, revenues related to guaranteed maintenance contracts for customers covering equipment previously purchased, and deferred revenue related to equipment rental agreements. Total deferred revenue as of September 30, 2026 and December 31, 2025 was $19.9 million and $18.7 million, respectively. For the three and nine months ended September 30, 2026, the Company recognized revenues of $1.9 million and $12.4 million, respectively, from the deferred revenue balance at December 31, 2025. For the three and nine months ended September 30, 2025, the Company recognized revenue of $1.2 million and $11.9 million, respectively, from the December 31, 2024 deferred revenue balance.

NOTE 4 — RELATED PARTY TRANSACTIONS

Our Chief Executive Officer (“CEO”) and Chief Financial Officer collectively own an indirect, non-controlling minority interest in OneH2, Inc. (“OneH2”), which they each acquired through various transactions that took place in early 2018 and prior. On June 24, 2026, OneH2 commenced an assignment for the benefit of its creditors and assigned all of its assets to a designated assignee. Simultaneous therewith, our CEO resigned from the Board of Directors of OneH2 and such Board of Directors was dissolved. OneH2 is a privately held company that produced and delivered hydrogen fuel to end users and manufactured modular hydrogen plants and related equipment. The Company did not purchase any hydrogen fuel from OneH2 for the three months ended September 30, 2026 and purchased $0.2 million of hydrogen fuel from OneH2 for the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, the Company purchased $0.1 million and $0.5 million, respectively, of hydrogen fuel from OneH2. To date, the Company has paid OneH2 $5.3 million to build and commercialize a hydrogen production plant for the Company (the “Hydrogen Plant”). The Company is currently considering future commercialization opportunities for the Hydrogen Plant. At this time, the Company does not believe there is any indication of impairment with respect to the investment.

NOTE 5 — INVENTORIES

Inventories, net, consisted of the following:

	September 30,	December 31,
	2026	2025
New equipment	$310.1	$322.5
Used equipment	37.0	47.1
Work in process	7.7	7.3
Parts	102.9	105.8
Gross inventory	457.7	482.7
Inventory reserves	(9.4)	(9.4)
Inventories, net	$448.3	$473.3

Direct labor of $1.4 million and $1.3 million incurred for open service orders was capitalized and included in work in process as of September 30, 2026 and December 31, 2025, respectively. The remaining work in process balances as of September 30, 2026 and December 31, 2025 primarily represent parts applied to open service orders.

Rental depreciation expense for new and used equipment inventory under short-term leases with purchase options was $5.0 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $13.0 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT AND RENTAL FLEET

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2026	2025
Land	$1.0	$3.2
Buildings, equipment, and leasehold improvements:
Machinery and equipment	10.3	10.2
Autos and trucks	6.1	6.1
Buildings and leasehold improvements	33.0	29.3
Construction in progress	6.3	8.2
Finance lease right-of-use assets	61.6	64.7
Office equipment	6.2	5.9
Computer equipment	13.4	13.4
Total costs	137.9	141.0

Less: accumulated depreciation and amortization of property and equipment	(74.7)	(67.7)
Property and equipment, net	$63.2	$73.3

Total depreciation and amortization on property and equipment was $4.1 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively, and $12.7 million and $14.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Rental fleet, net, consisted of the following:

	September 30,	December 31,
	2026	2025
Rental fleet	$508.9	$532.9
Less: accumulated depreciation of rental fleet	(215.1)	(219.2)
Rental fleet, net	$293.8	$313.7

Total depreciation on rental fleet was $23.0 million and $23.6 million for the three months ended September 30, 2026 and 2025, respectively, and $65.4 million and $69.3 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill in total and by reportable segment during the nine months ended September 30, 2026:

	Material Handling	Construction Equipment	Master Distribution	Total
Balance, December 31, 2025	$14.7	$44.8	$18.3	$77.8
Divestiture	(0.3)	—	—	(0.3)
Translation adjustments	(0.1)	(0.2)	—	(0.3)
Balance, September 30, 2026	$14.3	$44.6	$18.3	$77.2

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three and nine months ended September 30, 2026. See Note 15, Divestitures, for further information.

Other intangible assets, net consisted of the following:

	September 30, 2026
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	4.9	$72.5	$(37.4)	$35.1
Other intangibles	3.6	21.4	(12.9)	8.5
Total	4.6	$93.9	$(50.3)	$43.6

	December 31, 2025
	Weighted Average Remaining Life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer and supplier relationships	5.6	$72.9	$(31.9)	$41.0
Other intangibles	3.0	17.7	(10.7)	7.0
Total	5.0	$90.6	$(42.6)	$48.0

Amortization of intangible assets was $2.8 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $7.9 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 8 — FLOOR PLANS

Floor Plan — First Lien Lender

In April 2021, the Company entered into a Floor Plan First Lien Credit Agreement (“Floor Plan Credit Agreement”) by and among Alta Equipment Group, Inc. and the other credit parties named therein, and the lender JP Morgan Chase Bank, N.A., as Administrative Agent. Under the Floor Plan Credit Agreement, the Company has a first lien floor plan facility (the “First Lien Floor Plan Facility”) with our first lien lenders to primarily finance new inventory. On June 5, 2024, the Floor Plan Credit Agreement was amended to extend the maturity date to June 1, 2029 and increase the maximum borrowing capacity to $90.0 million. The interest cost for the First Lien Floor Plan Facility is the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. The First Lien Floor Plan Facility is collateralized by substantially all assets of the Company. As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance on our First Lien Floor Plan Facility of $30.0 million and $47.7 million, respectively, excluding unamortized debt issuance costs. The effective interest rate at September 30, 2026 and December 31, 2025 was 6.5% and 6.7%, respectively. The Company routinely sells equipment that is financed under the First Lien Floor Plan Facility. When this occurs, the payable under the First Lien Floor Plan Facility related to the financed equipment being sold becomes due to be paid.

OEM Captive Lenders and Suppliers’ Floor Plans

The Company has floor plan financing facilities with several OEM captive lenders and suppliers (the “OEM Floor Plan Facilities”, and together with the First Lien Floor Plan Facility, collectively the “Floor Plan Facilities”) for new and used inventory and rental equipment, each with borrowing capacities ranging from $0.1 million to $160.0 million. Primarily, the Company utilizes the OEM Floor Plan Facilities for purchases of new equipment inventories. Certain OEM Floor Plan Facilities provide for up to twelve months of interest-only or deferred payment periods. In addition, certain OEM Floor Plan Facilities regularly provide for interest and principal free payment terms. The Company routinely sells equipment that is financed under OEM Floor Plan Facilities. When this occurs, the payable under the OEM Floor Plan Facilities related to the financed equipment being sold becomes due to be paid.

The OEM Floor Plan Facilities are secured by the equipment being financed and contain certain operating company guarantees. The interest cost is SOFR plus an applicable margin. The effective rates ranged from 6.2% to 8.8% as of September 30, 2026 and 6.2% to 11.8% as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance on the OEM Floor Plan Facilities of $296.0 million and $265.9 million, respectively.

The total aggregate amount of financing under the Floor Plan Facilities cannot exceed $544.5 million at any time, subject to limitations from the amount of the Company's collateralized assets, which increases 10% annually effective December 31st of each year. The total outstanding balance under the Floor Plan Facilities as of September 30, 2026 and December 31, 2025, was $326.0 million and $313.6 million, respectively, excluding unamortized debt issuance costs. For the three months ended September 30, 2026 and 2025, the Company recognized interest expense associated with new equipment financed under our Floor Plan Facilities of $1.6 million and $2.6 million, respectively, and for the nine months ended September 30, 2026 and 2025, $5.2 million and $8.7 million, respectively. The weighted average rate on the Company's Floor Plan Facilities was 6.3% and 6.7% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025 there was $14.7 million and $13.5 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 9 — LONG-TERM DEBT

Line of Credit — First Lien Lender

In April 2021, the Company entered into a Sixth Amended and Restated ABL First Lien Credit Agreement (the “Amended and Restated ABL Credit Agreement”) by and among Alta Equipment Group Inc. and the other credit parties named therein, the lenders named therein, JP Morgan Chase Bank, N.A., as Administrative Agent, and the syndication agents and documentation agent named therein. Under the Amended and Restated ABL Credit Agreement, the Company has an asset-based revolving line of credit (the “ABL Facility”) with our first lien holder with advances on the line being supported by eligible accounts receivable, parts, and otherwise unencumbered new and used equipment inventory and rental equipment. On June 5, 2024, the Company amended the ABL Facility primarily to extend the maturity date and increase the facility size. The borrowing capacity on the ABL Facility, which expires June 1, 2029, was increased to $520.0 million, which includes a $45.0 million Canadian-denominated sublimit facility. The ABL Facility is collateralized by substantially all assets of the Company, and the interest cost is SOFR plus an applicable margin on the CB Floating Rate (as defined in the Amended and Restated ABL Credit Agreement), depending on borrowing levels. As of September 30, 2026 and December 31, 2025, the Company had an outstanding ABL Facility balance of $192.9 million and $213.6 million, respectively, excluding unamortized debt issuance costs. The effective interest rate was 5.6% and 5.4% at September 30, 2026 and December 31, 2025, respectively.

Maximum borrowings under the Floor Plan Facilities and ABL Facility are limited to $1,064.5 million unless certain other conditions are met. The total amount outstanding as of September 30, 2026 and December 31, 2025, was $518.9 million and $527.2 million, exclusive of debt issuance and deferred financing costs of $2.1 million and $2.6 million, respectively.

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

The Notes are guaranteed by each of our existing and future domestic subsidiaries. The Notes and the guarantees thereof are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all our assets and the assets of the guarantors that secure on a first-priority basis all of the indebtedness under our ABL Facility and the First Lien Floor Plan Facility and certain hedging and cash management obligations, including, but not limited to, equipment, fixtures, inventory, intangibles, and capital stock of our restricted subsidiaries now owned or acquired in the future by us or the guarantors.

As of September 30, 2026, outstanding borrowings under the Notes were $487.6 million, which included $12.4 million deferred financing costs and original issue discounts. As of December 31, 2025, outstanding borrowings under the Notes were $484.5 million, which included $15.5 million deferred financing costs and original issue discounts. The effective interest rate on the Notes, taking into account the original issue discount, is 10.1%.

The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2026	2025
Line of credit	$192.9	$213.6
Senior secured second lien notes	500.0	500.0
Unamortized debt issuance costs	(2.6)	(3.2)
Debt discount	(11.6)	(14.6)
Finance leases	32.0	39.2
Total debt and finance leases	710.7	735.0
Less: current maturities	(10.6)	(11.0)
Long-term debt and finance leases, net	$700.1	$724.0

As of September 30, 2026, the Company was in compliance with the financial covenants set forth in our debt agreements.

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

	September 30,	December 31,
Location on Balance Sheet	2026	2025
Other current liabilities	$2.6	$2.6
Other liabilities	1.5	2.7
Total	$4.1	$5.3

See Note 14, Fair Value of Financial Instruments, for further information.

NOTE 10 — LEASES

The Company primarily has third-party operating and finance leases for branch facilities, corporate office, service vehicle fleet, and certain equipment. The Company has one immaterial operating lease with a related party. The Company’s leases have remaining lease terms that range from less than one year to leases that mature through August 2041 and contain provisions to renew the leases for additional terms of up to 20 years.

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

At September 30, 2026 and December 31, 2025, assets recorded under finance leases, net of accumulated depreciation, were $28.8 million and $36.1 million, respectively. The assets are depreciated over the lesser of their remaining lease terms or estimated useful lives.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$6.5	$6.7	$19.9	$20.5
Short-term lease expense	0.7	1.7	1.8	3.4
Low-value lease expense	0.4	0.3	1.2	1.0
Variable lease expense	2.8	2.9	9.1	8.9
Finance lease expense:
Amortization of right-of-use assets	2.7	2.9	8.4	8.9
Interest on lease liabilities	0.7	0.9	2.3	3.0
Sublease income	—	—	(0.2)	(0.2)
Total lease expense	$13.8	$15.4	$42.5	$45.5

Additional information related to leases is presented in the table below:

	Nine Months Ended September 30,
Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.6	$19.8
Operating cash flows for finance leases	2.3	3.0
Financing cash flows for finance leases	8.2	8.2
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	13.3	10.9
Finance leases	1.7	5.6
Weighted Average Remaining Lease Term (in years):
Operating leases	8.1	8.1
Finance leases	3.1	3.8
Weighted Average Discount Rate (in %):
Operating leases	11.3	10.8
Finance leases	9.4	9.1

Minimum future lease payments under non-cancellable operating and finance leases described above as of September 30, 2026 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remainder of 2026	$6.4	$3.4
2027	25.4	12.5
2028	24.5	10.9
2029	20.3	7.2
2030	19.3	2.3
Thereafter	82.0	0.4
Total future minimum lease payments	177.9	36.7
Less: imputed interest	(61.9)	(4.7)
Total	$116.0	$32.0

Balance Sheet Location	September 30, 2026	December 31, 2025
Current portion of long-term debt	$10.6	$11.0
Current operating lease liabilities	14.2	15.0
Finance lease obligations, net of current portion	21.4	28.2
Long-term operating lease liabilities, net of current portion	101.8	100.1
Total	$148.0	$154.3

As of September 30, 2026, the Company had additional leases, substantially all real estate, that have not yet commenced with undiscounted lease payments of $14.5 million. These leases are expected to commence in 2026 with lease terms up to 15 years.

See Note 11, Contingencies, for more information on certain contracts where the Company guarantees the performance of third-party lessees.

NOTE 11 — CONTINGENCIES

Guarantees

As of September 30, 2026 and December 31, 2025, the Company was party to certain contracts in which it guarantees the performance of agreements with various third-party financial institutions. In the event of a default by a third-party, the Company would be required to pay all or a portion of the remaining unpaid obligations as specified in the contract. The estimated exposure related to these guarantees was not material at both September 30, 2026 and December 31, 2025. It is anticipated that the third parties will have the ability to repay the debt without the Company having to honor the guarantee; therefore, no amount has been accrued on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

Legal Proceedings

During the three and nine months ended September 30, 2026 and 2025, various claims and lawsuits, incidental to the ordinary course of our business, were pending against the Company. In the opinion of management, after consultation with legal counsel, resolution of these matters, net of expected insurance proceeds, is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of September 30, 2026 and December 31, 2025 there was $14.7 million and $13.5 million in outstanding letters of credit issued in the normal course of business, respectively. These letters of credit reduce our available borrowings under our ABL Facility.

NOTE 12 — INCOME TAXES

The Company recognized an income tax expense of $0.7 million and $24.4 million for the three months ended September 30, 2026 and 2025, respectively, and a benefit of $3.5 million and expense of $26.4 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance partially offset by the net loss for the period. For the nine months ended September 30, 2026, the income tax benefit was primarily attributable to the net loss for the period and a favorable provision to return reconciliation in the second quarter of 2026. During the three and nine months ended September 30, 2025, the income tax expense was primarily attributable to deferred tax expense resulting from a full valuation allowance on the Company's U.S. deferred tax assets (“DTAs”) primarily driven from the enactment of the One Big Beautiful Bill Act whereby the calculation of adjusted taxable income for U.S. interest expense limitation changed from EBIT to EBITDA, allowing more interest to be deductible in a given year impacting our assessment of the realizability of our DTAs.

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

The effective tax rate for the nine months ended September 30, 2026 and 2025 was 8.3% and (62.6)%, respectively. The effective income tax rate in both periods is primarily the result of the discrete items noted above.

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

The Company recognized total stock-based compensation expense for PSUs and RSUs of $0.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's RSUs was $3.0 million, which is expected to be recognized over a weighted average period of 1.0 year. As of September 30, 2026, the total unrecognized compensation expense related to the unvested portion of the Company's PSUs was $3.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

The following table shows the number of stock awards that were granted, vested, issued, and forfeited during the nine months ended September 30, 2026:

	Restricted Stock Units		Performance Stock Units
	Number of units	Weighted average grant date fair value	Number of units	Weighted average grant date fair value
Unvested units as of December 31, 2025	465,919	$6.63	249,410	$8.69
Granted	408,875	6.77	436,870	6.84
Vested - issued	(200,067)	7.58	(93,182)	14.62
Vested - unissued	(59,777)	5.37	—	—
Forfeited	—	—	(1,947)	6.37
Unvested units as of September 30, 2026	614,950	$6.54	591,151	$6.40

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. Stock-based compensation expense is determined based on the grant-date fair value of the option or ability to purchase the shares at a discount and is recognized over the withholding period. The stock-based compensation expense related to the ESPP recognized during the three and nine months ended September 30, 2026 and 2025 was not material.

ESPP employee payroll contributions accrued as of September 30, 2026 and December 31, 2025 are not material and are included within “Accrued expenses” in the Condensed Consolidated Balance Sheets. Cash withheld via employee payroll deductions is presented within “Other financing activities” in the Condensed Consolidated Statements of Cash Flows.

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

Below is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis:

Debt Instruments

The carrying value of the Company's debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments and upon current borrowing rates with similar maturities, which are Level 2 fair value inputs. The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below:

	September 30, 2026	December 31, 2025
Estimated aggregate fair value (1)	$697.4	$701.6
Aggregate carrying value (1)	724.9	752.8

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

The fuel swap contracts are in gallons with various maturity dates through February 2028 with a total notional value of $2.9 million as of September 30, 2026. The fuel swap contracts, foreign currency purchase hedges, and interest rate cap, which expired in December 2025, are immaterial individually and in the aggregate to the Company's condensed consolidated financial statements.

NOTE 15 — DIVESTITURES

On March 1, 2026, the Company’s Material Handling segment entered into a definitive agreement and closed on the divestiture of its one location battery shop business in New England for $1.5 million in cash at closing, subject to fees and closing costs, resulting in a gain on the divestiture of $0.2 million disclosed in the line item “Loss (gain) on divestitures” in our Condensed Consolidated Statements of Operations. The Company allocated the proceeds from the divestiture to reduce its outstanding senior indebtedness.

During 2026, the Company recorded immaterial working capital adjustments related to the 2025 divestiture of its Dock and Door business. We describe our 2025 divestitures in more detail in Note 15 of the consolidated financial statements in our Annual Report on Form 10-K.

See the Condensed Consolidated Statements of Cash Flows for the total cash inflow in “Proceeds from divestitures, net” and the gain (loss) on sale in “Loss (gain) on divestitures” for the cash flow impact of the divestiture activity.

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

The following tables summarize key financial information by reportable segment:

	Three months ended September 30, 2026
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$70.1	$124.4	$10.2	$(0.7)	$204.0
Parts sales	23.4	50.5	2.5	(0.1)	76.3
Service revenues	35.2	29.5	—	—	64.7
Rental revenues	17.0	30.4	0.1	—	47.5
Rental equipment sales	5.9	19.0	—	—	24.9
Total revenues	151.6	253.8	12.8	(0.8)	417.4
Cost of revenues:
New and used equipment sales	57.9	109.2	5.7	(0.6)	172.2
Parts sales	14.6	35.2	1.4	(0.2)	51.0
Service revenues	13.6	11.1	0.2	—	24.9
Rental revenues	1.1	2.9	—	—	4.0
Rental equipment sales	4.0	15.8	—	—	19.8
Selling, general and administrative expenses	45.0	50.3	2.8	5.3	103.4
Other segment items(1)	—	0.5	0.1	(3.4)	(2.8)
Segment adjusted EBITDA(2)	15.4	28.8	2.6	(1.9)	44.9
Depreciation and amortization					34.9
Interest expense					19.9
Other(1)					0.9
Loss before taxes					$(10.8)

Total assets, end of period	$372.0	$800.1	$82.2	$45.0	$1,299.3
Capital expenditures	3.5	2.3	—	—	5.8
Depreciation and amortization	9.1	24.6	0.9	0.3	34.9
Interest expense	5.8	11.0	1.5	1.6	19.9

	Three months ended September 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$85.6	$115.2	$12.0	$(1.7)	$211.1
Parts sales	24.5	48.5	2.5	(0.2)	75.3
Service revenues	34.7	31.4	0.2	0.1	66.4
Rental revenues	18.1	30.1	0.3	(0.1)	48.4
Rental equipment sales	5.0	16.4	—	—	21.4
Total revenues	167.9	241.6	15.0	(1.9)	422.6
Cost of revenues:
New and used equipment sales	70.0	101.5	10.0	(2.0)	179.5
Parts sales	14.8	32.0	1.0	(0.2)	47.6
Service revenues	14.2	12.7	0.3	—	27.2
Rental revenues	1.7	4.2	0.1	—	6.0
Rental equipment sales	3.3	13.4	—	—	16.7
Selling, general and administrative expenses	46.2	50.2	3.0	6.5	105.9
Other segment items(1)	0.2	1.7	0.3	(4.2)	(2.0)
Segment adjusted EBITDA(2)	17.5	25.9	0.3	(2.0)	41.7
Depreciation and amortization					34.9
Interest expense					22.4
Other(1)					1.6
Loss before taxes					$(17.2)

Total assets, end of period	$432.6	$878.3	$88.9	$31.2	$1,431.0
Capital expenditures	8.1	5.9	—	1.7	15.7
Depreciation and amortization	10.0	23.7	1.0	0.2	34.9
Interest expense	6.1	13.0	1.5	1.8	22.4

	Nine Months Ended September 30, 2026
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$217.2	$414.2	$44.0	$(2.4)	$673.0
Parts sales	70.6	145.0	8.1	(0.6)	223.1
Service revenues	104.3	87.5	0.3	—	192.1
Rental revenues	50.2	80.5	0.3	—	131.0
Rental equipment sales	15.3	68.9	—	—	84.2
Total revenues	457.6	796.1	52.7	(3.0)	1,303.4
Cost of revenues:
New and used equipment sales	177.5	363.3	31.5	(2.5)	569.8
Parts sales	44.3	100.4	5.1	(0.6)	149.2
Service revenues	39.9	34.3	0.6	—	74.8
Rental revenues	3.2	8.8	—	—	12.0
Rental equipment sales	10.0	57.9	—	—	67.9
Selling, general and administrative expenses	136.0	157.1	8.2	15.9	317.2
Other segment items(1)	(0.7)	1.0	0.9	(10.3)	(9.1)
Segment adjusted EBITDA(2)	47.4	73.3	6.4	(5.5)	121.6
Depreciation and amortization					99.0
Interest expense					58.9
Other(1)					5.7
Loss before taxes					$(42.0)

Total assets, end of period	$372.0	$800.1	$82.2	$45.0	$1,299.3
Capital expenditures	13.0	6.9	—	0.9	20.8
Depreciation and amortization	28.5	66.8	2.9	0.8	99.0
Interest expense	17.7	32.7	5.0	3.5	58.9

	Nine Months Ended September 30, 2025
	Material Handling	Construction Equipment	Master Distribution	Corporate and Other	Total
Revenues:
New and used equipment sales	$245.9	$408.9	$44.4	$(0.8)	$698.4
Parts sales	72.5	142.9	7.9	(0.4)	222.9
Service revenues	102.1	94.5	0.7	0.1	197.4
Rental revenues	53.2	83.5	0.3	—	137.0
Rental equipment sales	12.8	58.3	—	—	71.1
Total revenues	486.5	788.1	53.3	(1.1)	1,326.8
Cost of revenues:
New and used equipment sales	200.7	361.2	35.2	(1.0)	596.1
Parts sales	44.8	96.9	4.6	(0.4)	145.9
Service revenues	41.5	37.2	1.0	—	79.7
Rental revenues	4.0	12.1	0.1	—	16.2
Rental equipment sales	8.3	45.8	—	—	54.1
Selling, general and administrative expenses	136.7	157.2	8.4	12.6	314.9
Other segment items(1)	0.6	3.1	1.1	(8.7)	(3.9)
Segment adjusted EBITDA(2)	49.9	74.6	2.9	(3.6)	123.8
Depreciation and amortization					101.9
Interest expense					66.6
Other(1)					(2.5)
Loss before taxes					$(42.2)

Total assets, end of period	$432.6	$878.3	$88.9	$31.2	$1,431.0
Capital expenditures	20.0	21.4	—	1.9	43.3
Depreciation and amortization	31.1	67.2	2.9	0.7	101.9
Interest expense	18.8	38.6	4.2	5.0	66.6

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

Basic and diluted EPS were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net loss per share
Net loss available to common stockholders	$(12.2)	$(42.3)	$(40.7)	$(70.8)
Basic weighted average common shares outstanding	32,926,765	32,331,693	32,777,661	32,830,980
Basic net loss per share of common stock	$(0.37)	$(1.31)	$(1.24)	$(2.16)
Diluted net loss per share
Net loss available to common stockholders	$(12.2)	$(42.3)	$(40.7)	$(70.8)
Basic weighted average common shares outstanding	32,926,765	32,331,693	32,777,661	32,830,980
Effect of dilutive securities:
Effect of dilutive securities	—	—	—	—
Diluted weighted average common shares outstanding	32,926,765	32,331,693	32,777,661	32,830,980
Diluted net loss per share of common stock	$(0.37)	$(1.31)	$(1.24)	$(2.16)

Approximately 639,000 and 902,000 securities were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2026 and 2025, respectively, and 690,000 and 769,000 securities were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2026 and 2025, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

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

Rental revenues. We rent heavy construction, compact, aerial, material handling, and a variety of other types of equipment to our customers on a daily, weekly, and monthly basis. Our rental fleet, which is well-maintained, has an original acquisition cost (which we define as the cost originally paid to manufacturers plus any capitalized costs) of $507.3 million as of September 30, 2026. The original acquisition cost of our rental fleet excludes $1.6 million of assets associated with our guaranteed purchase obligations, which are assets that are not in our day-to-day operational control. In addition to being a core business, our rental business also creates cross-selling opportunities for us in our equipment sales and product support activities.

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

Results of Operations

The three and nine months ended September 30, 2026 and 2025

Consolidated Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$204.0	$211.1	$(7.1)	(3.4)%	$673.0	$698.4	$(25.4)	(3.6)%
Parts sales	76.3	75.3	1.0	1.3%	223.1	222.9	0.2	0.1%
Service revenues	64.7	66.4	(1.7)	(2.6)%	192.1	197.4	(5.3)	(2.7)%
Rental revenues	47.5	48.4	(0.9)	(1.9)%	131.0	137.0	(6.0)	(4.4)%
Rental equipment sales	24.9	21.4	3.5	16.4%	84.2	71.1	13.1	18.4%
Total revenues	417.4	422.6	(5.2)	(1.2)%	1,303.4	1,326.8	(23.4)	(1.8)%
Cost of revenues:
New and used equipment sales	172.2	179.5	(7.3)	(4.1)%	569.8	596.1	(26.3)	(4.4)%
Parts sales	51.0	47.6	3.4	7.1%	149.2	145.9	3.3	2.3%
Service revenues	24.9	27.2	(2.3)	(8.5)%	74.8	79.7	(4.9)	(6.1)%
Rental revenues	4.0	6.0	(2.0)	(33.3)%	12.0	16.2	(4.2)	(25.9)%
Rental depreciation	28.2	27.8	0.4	1.4%	78.9	79.7	(0.8)	(1.0)%
Rental equipment sales	19.8	16.7	3.1	18.6%	67.9	54.1	13.8	25.5%
Total cost of revenues	300.1	304.8	(4.7)	(1.5)%	952.6	971.7	(19.1)	(2.0)%
Gross profit	117.3	117.8	(0.5)	(0.4)%	350.8	355.1	(4.3)	(1.2)%
Selling, general and administrative expenses	103.4	105.9	(2.5)	(2.4)%	317.2	314.9	2.3	0.7%
Non-rental depreciation and amortization	6.7	7.1	(0.4)	(5.6)%	20.1	22.2	(2.1)	(9.5)%
Total operating expenses	110.1	113.0	(2.9)	(2.6)%	337.3	337.1	0.2	0.1%
Income from operations	7.2	4.8	2.4	50.0%	13.5	18.0	(4.5)	(25.0)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.6)	(2.6)	1.0	(38.5)%	(5.2)	(8.7)	3.5	(40.2)%
Interest expense – other	(18.3)	(19.8)	1.5	(7.6)%	(53.7)	(57.9)	4.2	(7.3)%
Other income	1.9	—	1.9	NA	3.9	1.7	2.2	129.4%
Gain (loss) on divestitures	—	0.4	(0.4)	NM	(0.5)	4.7	(5.2)	NM
Total other expense, net	(18.0)	(22.0)	4.0	(18.2)%	(55.5)	(60.2)	4.7	(7.8)%
Loss before taxes	(10.8)	(17.2)	6.4	NM	(42.0)	(42.2)	0.2	NM
Income tax expense (benefit)	0.7	24.4	(23.7)	NM	(3.5)	26.4	(29.9)	NM
Net loss	(11.5)	(41.6)	30.1	NM	(38.5)	(68.6)	30.1	NM
Preferred stock dividends	(0.7)	(0.7)	—	—	(2.2)	(2.2)	—	—
Net loss available to common stockholders	$(12.2)	$(42.3)	$30.1	NM	$(40.7)	$(70.8)	30.1	NM
Adjusted EBITDA(1)	$44.9	$41.7	$3.2	7.7%	$121.6	$123.8	$(2.2)	(1.8)%
NM - calculated change not meaningful

(1) Adjusted EBITDA is a non-GAAP measure. Refer to “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and below for a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	48.8%	49.9%	51.6%	52.6%
Parts sales	18.3%	17.8%	17.1%	16.8%
Service revenues	15.5%	15.7%	14.7%	14.9%
Rental revenues	11.4%	11.5%	10.1%	10.3%
Rental equipment sales	6.0%	5.1%	6.5%	5.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	41.2%	42.4%	43.8%	44.9%
Parts sales	12.2%	11.3%	11.4%	11.0%
Service revenues	6.0%	6.4%	5.7%	6.0%
Rental revenues	1.0%	1.4%	0.9%	1.2%
Rental depreciation	6.8%	6.6%	6.1%	6.0%
Rental equipment sales	4.7%	4.0%	5.2%	4.1%
Total cost of revenues	71.9%	72.1%	73.1%	73.2%
Gross profit	28.1%	27.9%	26.9%	26.8%

Non-GAAP Financial Measures:

Adjusted EBITDA

	Adjusted EBITDA				Adjusted EBITDA
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Net loss available to common stockholders	$(12.2)	$(42.3)	$30.1	NM	$(40.7)	$(70.8)	$30.1	NM
Depreciation and amortization	34.9	34.9	—	—	99.0	101.9	(2.9)	(2.8)%
Interest expense	19.9	22.4	(2.5)	(11.2)%	58.9	66.6	(7.7)	(11.6)%
Income tax expense (benefit)	0.7	24.4	(23.7)	NM	(3.5)	26.4	(29.9)	NM
Transaction and consulting costs	—	2.2	(2.2)	NM	(0.1)	2.6	(2.7)	NM
(Gain) loss on divestitures	—	(0.4)	0.4	NM	0.5	(4.7)	5.2	NM
Share-based incentives	0.9	1.1	(0.2)	(18.2)%	2.9	3.1	(0.2)	(6.5)%
Other expenses	1.6	1.3	0.3	NM	7.6	5.2	2.4	NM
Preferred stock dividend	0.7	0.7	—	—	2.2	2.2	—	—
Showroom-ready equipment interest expense	(1.6)	(2.6)	1.0	(38.5)%	(5.2)	(8.7)	3.5	(40.2)%
Adjusted EBITDA	$44.9	$41.7	$3.2	7.7%	$121.6	$123.8	$(2.2)	(1.8)%
NM - calculated change not meaningful

Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$417.4	$422.6	$(5.2)	(1.2)%	$1,303.4	$1,326.8	$(23.4)	(1.8)%
Acquisition and divestitures revenues	—	2.4			0.9	11.8
Organic revenues:
New and used equipment sales	204.0	209.0	(5.0)	(2.4)%	672.6	689.2	(16.6)	(2.4)%
Parts sales	76.3	75.2	1.1	1.5%	223.0	222.6	0.4	0.2%
Service revenues	64.7	66.2	(1.5)	(2.3)%	191.9	197.0	(5.1)	(2.6)%
Rental revenues	47.5	48.4	(0.9)	(1.9)%	130.8	135.1	(4.3)	(3.2)%
Rental equipment sales	24.9	21.4	3.5	16.4%	84.2	71.1	13.1	18.4%
Total organic revenues	$417.4	$420.2	$(2.8)	(0.7)%	$1,302.5	$1,315.0	$(12.5)	(1.0)%

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

Revenues: Consolidated revenues decreased $5.2 million, or 1.2%, to $417.4 million for the three months ended September 30, 2026, compared to the same period in 2025, while organic revenues decreased 0.7%. Organic new and used equipment revenues decreased 2.4%, as higher equipment sales in the Construction Equipment segment were more than offset by lower equipment deliveries in the Material Handling and Master Distribution segments. Organic product support (parts and service) revenues declined modestly, 0.3%, for the three months ended September 30, 2026, when compared to the prior year period. Construction Equipment product support revenues remained relatively stable, as stronger parts sales offset lower service activity, while Material Handling product support revenues were affected by OEM parts availability and fulfillment constraints, partially offset by higher service revenues. Product support revenues remained relatively stable despite workforce optimization initiatives implemented during the year as the Company continued to focus on improving technician productivity, reducing non-billable labor, and aligning service capacity with demand. Product support continues to provide a recurring source of revenues amid fluctuations in equipment sales. Organic rental revenues decreased 1.9% reflecting smaller average rental fleets resulting from continued fleet optimization initiatives. Through these initiatives, rental equipment sales increased 16.4% on an organic basis to $24.9 million, primarily reflecting increased disposal activity focused on aging and underutilized rental fleet assets. These dispositions were part of ongoing efforts to align rental fleet size and composition with customer demand and enhance returns on invested capital.

Consolidated total revenues decreased $23.4 million, or 1.8%, to $1,303.4 million, for the nine months ended September 30, 2026, compared to $1,326.8 million in the same period in 2025. On an organic basis, total revenues decreased $12.5 million, or 1.0%, from $1,315.0 million to $1,302.5 million. Organic new and used equipment revenues decreased 2.4% primarily attributable to lower equipment deliveries within the Material Handling segment and softer equipment sales activity during the first quarter in certain Construction Equipment markets. Despite lower equipment sales in the Material Handling segment, year-over-year bookings improved and backlog levels remained healthy reflecting continued customer demand. Construction Equipment sales activity improved across certain regions during the second and third quarters, partially offsetting these declines. Organic product support revenues decreased 1.1% for the nine months ended September 30, 2026, with performance varying across operating segments and between parts and service. Material Handling service revenues increased despite technician staffing constraints while parts sales were impacted by parts availability and fulfillment challenges. Construction Equipment product support revenues declined as lower service revenues more than offset higher parts revenues, reflecting weather-related impacts earlier in the year, targeted technician headcount reductions, and softer service demand in certain markets. Product support revenues remained relatively stable despite workforce optimization initiatives implemented during the year as the Company continued to focus on improving technician productivity, reducing non-billable labor, and aligning service capacity with demand. Product support continued to provide a recurring and relatively stable source of revenue amid fluctuations in equipment sales. Organic rental revenues decreased 3.2% for the nine months ended September 30, 2026 primarily reflecting a smaller average rental fleet resulting from the Company's ongoing fleet optimization efforts. Related to those efforts, rental equipment sales increased 18.4% compared to the prior year period driven by targeted disposals of underutilized and aged fleet assets within both the Construction Equipment and Material Handling segments. These actions reflect continued efforts to align fleet size and composition with customer demand and improve returns on invested capital.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
Consolidated	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	15.6%	15.0%	0.6%	15.3%	14.6%	0.7%
Parts sales	33.2%	36.8%	(3.6)%	33.1%	34.5%	(1.4)%
Service revenues	61.5%	59.0%	2.5%	61.1%	59.6%	1.5%
Rental revenues	32.2%	30.2%	2.0%	30.6%	30.0%	0.6%
Rental equipment sales	20.5%	22.0%	(1.5)%	19.4%	23.9%	(4.5)%

Consolidated gross profit	28.1%	27.9%	0.2%	26.9%	26.8%	0.1%

Consolidated gross profit margin for the three months ended September 30, 2026 was 28.1%, an increase of 20 basis points from 27.9% in the same period in 2025. New and used equipment sales margins increased 60 basis points to 15.6%, and remained generally consistent with overall expectations. Service gross margins increased 250 basis points to 61.5%, driven by ongoing service productivity initiatives, including targeted workforce optimization, improved technician productivity, and efforts to reduce non-billable labor. Parts sales gross margins decreased 360 basis points, reflecting a combination of pricing and procurement pressures, parts availability and fulfillment challenges, and aligning our parts reserve to operational and market realities in prior year across the Company's operating segments. Rental revenues gross margins increased 200 basis points, primarily reflecting lower rental operating costs as a percentage of rental revenues, including lower repair and maintenance costs. These improvements to gross profit margins were partially offset by a 150 basis point decrease in rental equipment sales margins, reflecting the mix, age and carrying value of rental fleet assets sold during the quarter, including targeted dispositions of aging and underutilized equipment as part of the Company's ongoing fleet optimization efforts.

Consolidated gross profit margin for the nine months ended September 30, 2026 was 26.9%, an increase of 10 basis points from 26.8% in the same period of 2025. New and used equipment sales gross margins increased 70 basis points to 15.3%, reflecting generally stable equipment margin performance across the Company's operating segments. Service revenues gross margins increased 150 basis points to 61.1% reflecting ongoing service productivity initiatives, including workforce optimization, improved technician productivity and efforts to reduce non-billable labor. Parts gross margins declined modestly by 140 basis points, reflecting a combination of pricing and procurement pressures, parts availability and fulfillment challenges, and aligning our parts reserve to operational and market realities in prior year. Rental revenues gross margins increased 60 basis points, remaining relatively consistent with the prior year and generally aligned to expectations. Rental equipment sales margins declined 450 basis points year over year reflecting the mix, age, and carrying value of rental fleet assets sold during the period, including targeted dispositions of aging and underutilized equipment as part of the Company's ongoing fleet optimization efforts.

Operating expenses: Consolidated operating expenses decreased by $2.9 million to $110.1 million for the three months ended September 30, 2026 and increased by $0.2 million to $337.3 million for the nine months ended September 30, 2026, compared to the same periods in 2025. Operating expenses benefited from workforce optimization initiatives, disciplined management of discretionary spending, and other cost-saving actions implemented across the Company's operating segments. These benefits were offset by higher healthcare costs resulting from unfavorable claims experience under the Company's self-insured healthcare plan and other inflationary cost pressures.

Other expense, net: Consolidated other expense, net for the three months ended September 30, 2026 was $18.0 million compared to $22.0 million for the same period in 2025. The decrease was primarily attributed to lower floor plan and other interest expense resulting from reduced inventory and rental fleet levels and lower benchmark interest rates.

Consolidated other expense, net for the nine months ended September 30, 2026 decreased by $4.7 million to $55.5 million compared to $60.2 million for the same period in 2025. The improvement was primarily driven by $7.7 million of lower interest expense, reflecting reduced average inventory levels and rental fleet balances and lower benchmark interest rates. These benefits were partially offset by unfavorable year-over-year divestiture-related activity, including a loss recognized in the current year period compared to a gain on divestiture recognized in the prior year.

Income tax expense (benefit): The Company recorded an income tax expense of $0.7 million and $24.4 million for the three months ended September 30, 2026 and 2025, respectively, and an income tax benefit of $3.5 million and expense of $26.4 million for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, the income tax expense was primarily attributable to adjustments of the Company's valuation allowance partially offset by the net loss for the period. For the nine months ended September 30, 2026, the income tax benefit was primarily attributable to the net loss for the period and a favorable provision to return reconciliation in the second quarter of 2026. During the three and nine months ended September 30, 2025, the income tax expense was primarily attributable to deferred tax expense resulting from a full valuation allowance on the Company's U.S. deferred tax assets (“DTAs”) primarily driven from the enactment of the One Big Beautiful Bill Act whereby the calculation of adjusted taxable income for U.S. interest expense limitation changed from EBIT to EBITDA, allowing more interest to be deductible in a given year impacting our assessment of the realizability of our DTAs.

Material Handling Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$70.1	$85.6	$(15.5)	(18.1)%	$217.2	$245.9	$(28.7)	(11.7)%
Parts sales	23.4	24.5	(1.1)	(4.5)%	70.6	72.5	(1.9)	(2.6)%
Service revenues	35.2	34.7	0.5	1.4%	104.3	102.1	2.2	2.2%
Rental revenues	17.0	18.1	(1.1)	(6.1)%	50.2	53.2	(3.0)	(5.6)%
Rental equipment sales	5.9	5.0	0.9	18.0%	15.3	12.8	2.5	19.5%
Total revenues	151.6	167.9	(16.3)	(9.7)%	457.6	486.5	(28.9)	(5.9)%
Cost of revenues:
New and used equipment sales	57.9	70.0	(12.1)	(17.3)%	177.5	200.7	(23.2)	(11.6)%
Parts sales	14.6	14.8	(0.2)	(1.4)%	44.3	44.8	(0.5)	(1.1)%
Service revenues	13.6	14.2	(0.6)	(4.2)%	39.9	41.5	(1.6)	(3.9)%
Rental revenues	1.1	1.7	(0.6)	(35.3)%	3.2	4.0	(0.8)	(20.0)%
Rental depreciation	7.3	7.8	(0.5)	(6.4)%	23.2	24.0	(0.8)	(3.3)%
Rental equipment sales	4.0	3.3	0.7	21.2%	10.0	8.3	1.7	20.5%
Total cost of revenues	98.5	111.8	(13.3)	(11.9)%	298.1	323.3	(25.2)	(7.8)%
Gross profit	53.1	56.1	(3.0)	(5.3)%	159.5	163.2	(3.7)	(2.3)%
Selling, general and administrative expenses	45.0	46.2	(1.2)	(2.6)%	136.0	136.7	(0.7)	(0.5)%
Non-rental depreciation and amortization	1.8	2.2	(0.4)	(18.2)%	5.3	7.1	(1.8)	(25.4)%
Total operating expenses	46.8	48.4	(1.6)	(3.3)%	141.3	143.8	(2.5)	(1.7)%
Income from operations	6.3	7.7	(1.4)	(18.2)%	18.2	19.4	(1.2)	(6.2)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(0.3)	(0.5)	0.2	(40.0)%	(1.1)	(2.1)	1.0	(47.6)%
Interest expense – other	(5.5)	(5.6)	0.1	(1.8)%	(16.6)	(16.7)	0.1	(0.6)%
Other income	0.1	—	0.1	NA	0.3	0.4	(0.1)	(25.0)%
Gain (loss) on divestitures	—	0.4	(0.4)	(100.0)%	(0.5)	0.4	(0.9)	(225.0)%
Total other expense, net	(5.7)	(5.7)	—	—	(17.9)	(18.0)	0.1	(0.6)%
Income before taxes	$0.6	$2.0	$(1.4)	(70.0)%	$0.3	$1.4	$(1.1)	(78.6)%
Segment adjusted EBITDA	$15.4	$17.5	$(2.1)	(12.0)%	$47.4	$49.9	$(2.5)	(5.0)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	46.3%	50.9%	47.5%	50.5%
Parts sales	15.4%	14.6%	15.4%	14.9%
Service revenues	23.2%	20.7%	22.8%	21.1%
Rental revenues	11.2%	10.8%	11.0%	10.9%
Rental equipment sales	3.9%	3.0%	3.3%	2.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	38.3%	41.7%	38.7%	41.4%
Parts sales	9.6%	8.8%	9.7%	9.2%
Service revenues	9.0%	8.5%	8.7%	8.5%
Rental revenues	0.7%	1.0%	0.7%	0.8%
Rental depreciation	4.8%	4.6%	5.1%	4.9%
Rental equipment sales	2.6%	2.0%	2.2%	1.7%
Total cost of revenues	65.0%	66.6%	65.1%	66.5%
Gross profit	35.0%	33.4%	34.9%	33.5%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$151.6	$167.9	$(16.3)	(9.7)%	$457.6	$486.5	$(28.9)	(5.9)%
Acquisition and divestitures revenues	—	2.4			0.9	10.0
Organic revenues:
New and used equipment sales	70.1	83.5	(13.4)	(16.0)%	216.8	236.7	(19.9)	(8.4)%
Parts sales	23.4	24.4	(1.0)	(4.1)%	70.5	72.2	(1.7)	(2.4)%
Service revenues	35.2	34.5	0.7	2.0%	104.1	101.7	2.4	2.4%
Rental revenues	17.0	18.1	(1.1)	(6.1)%	50.0	53.1	(3.1)	(5.8)%
Rental equipment sales	5.9	5.0	0.9	18.0%	15.3	12.8	2.5	19.5%
Total organic revenues	$151.6	$165.5	$(13.9)	(8.4)%	$456.7	$476.5	$(19.8)	(4.2)%

Revenues: Material Handling segment revenues decreased by $16.3 million, or 9.7%, to $151.6 million for the three months ended September 30, 2026 as compared to the same period last year. Organic new and used equipment sales decreased 16.0% year over year, primarily reflecting lower new equipment deliveries. Despite lower sales, year-over-year bookings improved and backlog levels remained healthy, indicating that the decline in equipment sales primarily reflects the timing of customer orders and deliveries rather than a corresponding reduction in current demand. Further, customer decision cycles remained elongated during the quarter as higher interest rates and other cost pressures contributed to longer purchasing decisions, extending the time required to convert sales opportunities into firm orders. On an organic basis, product support revenues declined by $0.3 million, or 0.5%, for the three months ended September 30, 2026, compared to the same period last year, as a $1.0 million decrease in parts sales was partially offset by a $0.7 million increase in service revenues. Parts sales were impacted by supply constraints and elevated OEM backorders while higher service revenues reflected improved service activity in certain regions despite continued technician staffing constraints. Rental revenues decreased $1.1 million organically for the three months ended September 30, 2026 as compared to the same period last year, reflecting, in part, a smaller rental fleet resulting from ongoing fleet optimization efforts. In contrast, rental equipment sales increased by $0.9 million organically, or 18.0%, on relatively low sales volumes, primarily reflecting increased disposal activity focused on aging and underutilized rental fleet assets.

For the nine months ended September 30, 2026, Material Handling segment revenues decreased by $28.9 million, or 5.9%, to $457.6 million compared to the same period last year. The decline in revenues primarily reflects a lower volume of new equipment deliveries partially offset by stable product support revenues and higher rental equipment sales. Organic sales of new and used equipment decreased $19.9 million, or 8.4%, primarily due to lower new equipment deliveries associated with lower customer booking activity during the second half of 2025. Despite lower equipment sales, year-over-year bookings improved and backlog levels remained healthy, reflecting continued customer demand despite experiencing longer overall sales and delivery cycles. Elongated customer decision cycles extended the time required to convert sales opportunities into firm orders while the timing of equipment deliveries contributed to the continued elevated backlog awaiting conversion to revenues. Organic product support performance remained stable with parts sales down $1.7 million and service revenues up $2.4 million compared to the prior year. Parts sales were impacted by parts availability constraints while service revenues benefited from improved activity and operational execution in certain regions despite technician staffing constraints. Rental revenues decreased $3.1 million, or 5.8%, on an organic basis reflecting a reduced rental fleet size and early 2026 demand softness. In contrast, rental equipment sales increased $2.5 million, or 19.5%, primarily due to higher disposal activity associated with the targeted reduction of underutilized fleet assets. These actions were consistent with the Company's strategic fleet optimization efforts to develop a more productive and better-utilized rental fleet.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	17.4%	18.2%	(0.8)%	18.3%	18.4%	(0.1)%
Parts sales	37.6%	39.6%	(2.0)%	37.3%	38.2%	(0.9)%
Service revenues	61.4%	59.1%	2.3%	61.7%	59.4%	2.3%
Rental revenues	50.6%	47.5%	3.1%	47.4%	47.4%	—
Rental equipment sales	32.2%	34.0%	(1.8)%	34.6%	35.2%	(0.6)%

Segment gross profit	35.0%	33.4%	1.6%	34.9%	33.5%	1.4%

Material Handling gross profit margin for the three months ended September 30, 2026 increased 160 basis points to 35.0% compared to the same period in 2025. New and used equipment sales gross margins decreased 80 basis points for the three months ended September 30, 2026 as compared to the prior year period and remained generally in line with expectations. Parts margins declined 200 basis points reflecting parts availability and fulfillment challenges associated with elevated OEM distribution center backorders as well as pricing pressures in certain markets. Service gross margins increased 230 basis points for the three months ended September 30, 2026 compared to the prior year period, reflecting improved service productivity and operational execution despite technician staffing constraints in certain regions. Rental revenues gross margins increased 310 basis points primarily reflecting lower repair and maintenance costs as a percentage of rental revenues while depreciation expense as a percentage of rental revenues remained relatively consistent year over year. Rental equipment sales margins declined to 32.2% from 34.0%, reflecting the mix, age, and carrying value of rental fleet assets sold during the quarter, including targeted dispositions of aging and underutilized equipment as part of ongoing fleet optimization efforts.

Material Handling gross profit margin for the nine months ended September 30, 2026 increased 140 basis points to 34.9% compared to 33.5% in the same period in 2025. The improvement primarily reflects higher service gross margins partially offset by lower parts and rental equipment sales margins. Gross margins on new and used equipment sales decreased 10 basis points, remaining largely consistent year over year. Parts gross margins decreased 90 basis points, reflecting parts availability and fulfillment challenges as well as pricing pressures in certain markets, though generally consistent with expectations. Service margins increased 230 basis points reflecting improved service productivity and operational execution despite regional technician staffing constraints. Rental revenues gross margins remained consistent year over year. Rental equipment sales margins decreased 60 basis points, reflecting the mix, age, and carrying value of rental fleet assets sold during the period, including targeted dispositions of aging and underutilized equipment as part of ongoing fleet optimization efforts. Margins on rental equipment sales may vary between periods based on the characteristics of the specific assets sold.

Operating expenses: Material Handling operating expenses decreased by $1.6 million to $46.8 million for the three months ended September 30, 2026 and decreased by $2.5 million to $141.3 million for the nine months ended September 30, 2026 compared to the same periods last year. The decreases primarily reflect lower bad debt and depreciation expense as well as disciplined management of discretionary customer-related and promotional spending. These savings were partially offset by higher healthcare costs resulting from unfavorable claims experience under the Company's self-insured healthcare plan.

Other expense, net: Other expense, net remained consistent at $5.7 million for the three months ended September 30, 2026 and decreased by $0.1 million to $17.9 million for the nine months ended September 30, 2026 compared to the same period in 2025. Lower floor plan interest associated with reduced average inventory levels was largely offset by a loss related to a working capital adjustment associated with a prior year divestiture.

Construction Equipment Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$124.4	$115.2	$9.2	8.0%	$414.2	$408.9	$5.3	1.3%
Parts sales	50.5	48.5	2.0	4.1%	145.0	142.9	2.1	1.5%
Service revenues	29.5	31.4	(1.9)	(6.1)%	87.5	94.5	(7.0)	(7.4)%
Rental revenues	30.4	30.1	0.3	1.0%	80.5	83.5	(3.0)	(3.6)%
Rental equipment sales	19.0	16.4	2.6	15.9%	68.9	58.3	10.6	18.2%
Total revenues	253.8	241.6	12.2	5.0%	796.1	788.1	8.0	1.0%
Cost of revenues:
New and used equipment sales	109.2	101.5	7.7	7.6%	363.3	361.2	2.1	0.6%
Parts sales	35.2	32.0	3.2	10.0%	100.4	96.9	3.5	3.6%
Service revenues	11.1	12.7	(1.6)	(12.6)%	34.3	37.2	(2.9)	(7.8)%
Rental revenues	2.9	4.2	(1.3)	(31.0)%	8.8	12.1	(3.3)	(27.3)%
Rental depreciation	20.8	19.8	1.0	5.1%	55.1	55.1	—	—
Rental equipment sales	15.8	13.4	2.4	17.9%	57.9	45.8	12.1	26.4%
Total cost of revenues	195.0	183.6	11.4	6.2%	619.8	608.3	11.5	1.9%
Gross profit	58.8	58.0	0.8	1.4%	176.3	179.8	(3.5)	(1.9)%
Selling, general and administrative expenses	50.3	50.2	0.1	0.2%	157.1	157.2	(0.1)	(0.1)%
Non-rental depreciation and amortization	3.8	3.9	(0.1)	(2.6)%	11.7	12.1	(0.4)	(3.3)%
Total operating expenses	54.1	54.1	—	—	168.8	169.3	(0.5)	(0.3)%
Income from operations	4.7	3.9	0.8	20.5%	7.5	10.5	(3.0)	(28.6)%
Other (expense) income:
Interest expense, floor plan payable – new equipment	(1.1)	(1.8)	0.7	(38.9)%	(3.4)	(5.7)	2.3	(40.4)%
Interest expense – other	(9.9)	(11.2)	1.3	(11.6)%	(29.3)	(32.9)	3.6	(10.9)%
Other income (expense)	0.2	—	0.2	NA	(0.1)	1.5	(1.6)	(106.7)%
Gain on divestiture	—	—	—	NA	—	4.3	(4.3)	(100.0)%
Total other expense, net	(10.8)	(13.0)	2.2	(16.9)%	(32.8)	(32.8)	—	—
Loss before taxes	$(6.1)	$(9.1)	$3.0	(33.0)%	$(25.3)	$(22.3)	$(3.0)	13.5%
Segment adjusted EBITDA	$28.8	$25.9	$2.9	11.2%	$73.3	$74.6	$(1.3)	(1.7)%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	49.0%	47.7%	52.0%	51.9%
Parts sales	19.9%	20.0%	18.2%	18.1%
Service revenues	11.6%	13.0%	11.0%	12.0%
Rental revenues	12.0%	12.5%	10.1%	10.6%
Rental equipment sales	7.5%	6.8%	8.7%	7.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	43.0%	42.1%	45.7%	45.8%
Parts sales	13.9%	13.2%	12.6%	12.4%
Service revenues	4.4%	5.3%	4.3%	4.7%
Rental revenues	1.1%	1.7%	1.1%	1.5%
Rental depreciation	8.2%	8.2%	6.9%	7.0%
Rental equipment sales	6.2%	5.5%	7.3%	5.8%
Total cost of revenues	76.8%	76.0%	77.9%	77.2%
Gross profit	23.2%	24.0%	22.1%	22.8%

Non-GAAP Financial Measure: Organic Revenues

	Organic Revenues				Organic Revenues
	Three months ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Total revenues	$253.8	$241.6	$12.2	5.0%	$796.1	$788.1	$8.0	1.0%
Divestiture revenues	—	—			—	1.8
Organic revenues:
New and used equipment sales	124.4	115.2	9.2	8.0%	414.2	408.9	5.3	1.3%
Parts sales	50.5	48.5	2.0	4.1%	145.0	142.9	2.1	1.5%
Service revenues	29.5	31.4	(1.9)	(6.1)%	87.5	94.5	(7.0)	(7.4)%
Rental revenues	30.4	30.1	0.3	1.0%	80.5	81.7	(1.2)	(1.5)%
Rental equipment sales	19.0	16.4	2.6	15.9%	68.9	58.3	10.6	18.2%
Total organic revenues	$253.8	$241.6	$12.2	5.0%	$796.1	$786.3	$9.8	1.2%

Revenues: Construction Equipment segment revenues increased by $12.2 million, or 5.0%, to $253.8 million for the three months ended September 30, 2026 compared to the same period last year. The increase was primarily driven by a $9.2 million increase in new and used equipment sales, a $2.6 million increase in rental equipment sales, and a $2.0 million increase in parts sales partially offset by a $1.9 million decrease in service revenues. The increase in new and used equipment sales was driven by higher new equipment sales across several regions, including increased sales of compact and heavy construction equipment. Rental equipment sales increased $2.6 million for the three months ended September 30, 2026 reflecting continued efforts to optimize the rental fleet through the strategic disposition of select assets in response to sales opportunities. Product support revenues increased 0.1% for the three months ended September 30, 2026 compared to the same period last year. Service revenues decreased $1.9 million while parts revenues increased $2.0 million resulting in relatively stable total product support revenues for the quarter. Lower service revenues reflected targeted technician headcount reductions implemented earlier in the year as part of ongoing efforts to improve technician productivity and service profitability as well as softer service demand in certain markets. Parts revenues, conversely, increased 4.1% compared to the same period last year reflecting stronger parts volume in certain regions. Rental revenues increased $0.3 million on an organic basis for the three months ended September 30, 2026 compared to the same period last year reflecting continued efforts to improve returns on invested capital by maintaining rental revenues on a smaller, more highly utilized rental fleet. Overall, the Construction Equipment segment enters the final quarter of the year with positive momentum supported by municipal and infrastructure-related project activity and continued demand across certain end markets and geographies.

Construction Equipment segment revenues increased by $8.0 million, or 1.0%, to $796.1 million for the nine months ended September 30, 2026 as compared to the same period last year. Revenue growth reflects softer demand during the first quarter of 2026, due in part to harsh winter weather conditions, followed by improved sales activity in certain regions during the second and third quarters. New and used equipment sales increased $5.3 million compared to the prior year driven primarily by improved market demand and customer deliveries across certain regions in the second and third quarter. Rental equipment sales increased $10.6 million for the nine months ended September 30, 2026 primarily reflecting sales initiatives targeted toward the disposal of underutilized fleet assets as part of the Company's ongoing optimization efforts ultimately to align the rent-to-sell fleet with sustainable customer demand. Product support revenues decreased 2.1% as lower service revenues more than offset higher parts revenues. The decrease primarily reflects weather-related impacts experienced during the first quarter, targeted technician headcount reductions implemented as part of ongoing productivity and profitability initiatives, and softer service demand in certain markets. Rental revenues decreased $1.2 million on an organic basis for the nine months ended September 30, 2026 reflecting a smaller average rental fleet as the Company continued to optimize fleet size and asset utilization to enhance returns on invested capital.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	12.2%	11.9%	0.3%	12.3%	11.7%	0.6%
Parts sales	30.3%	34.0%	(3.7)%	30.8%	32.2%	(1.4)%
Service revenues	62.4%	59.6%	2.8%	60.8%	60.6%	0.2%
Rental revenues	22.0%	20.3%	1.7%	20.6%	19.5%	1.1%
Rental equipment sales	16.8%	18.3%	(1.5)%	16.0%	21.4%	(5.4)%

Segment gross profit	23.2%	24.0%	(0.8)%	22.1%	22.8%	(0.7)%

Construction Equipment gross profit margin decreased 80 basis points to 23.2% in the three months ended September 30, 2026 from 24.0% in the same period in 2025. New and used equipment sales margins increased by 30 basis points to 12.2% for the three months ended September 30, 2026 compared to 11.9% in the prior year period reflecting normal fluctuations in product and geographic sales mix while remaining generally in line with expectations. Parts sales margins for the three months ended September 30, 2026 decreased 370 basis points when compared to the same period last year reflecting a combination of pricing and procurement pressures in certain regions along with aligning our parts reserve to operational and market realities in prior year. Year-over-year service gross margins increased 280 basis points reflecting targeted technician headcount reductions and other service productivity initiatives, including reductions in non-billable labor and improved utilization of service capacity. Rental revenues gross margin for the three months ended September 30, 2026 increased 170 basis points from prior year primarily reflecting lower repair and maintenance costs as a percentage of rental revenues. Gross margins on rental equipment sales for the three months ended September 30, 2026 declined by 150 basis points reflecting the mix and relative age of rental fleet assets sold during the quarter, including targeted dispositions of underutilized equipment.

Construction Equipment gross profit margin decreased by 70 basis points to 22.1% in the nine months ended September 30, 2026 compared to 22.8% in the same period of 2025. New and used equipment sales margins increased 60 basis points to 12.3% reflecting generally stable margin performance across the segment and remaining in line with expectations. Parts sales margins decreased 140 basis points compared to the prior-year period reflecting pricing and procurement pressures in certain regions as well as the impact of reserves on aged parts. Service gross margins increased by 20 basis points year over year, generally in line with expectations and reflective of ongoing service productivity initiatives. Rental revenues gross margin for the nine months ended September 30, 2026 increased 110 basis points compared to the prior year, a reflection of lower sublet costs, freight, and repair and maintenance expenses as a percentage of rental revenues. Conversely, gross margins on rental equipment sales decreased 540 basis points from the prior year largely reflecting the impact of fleet optimization efforts and the resulting mix of assets sold as the Company disposes of underutilized rental equipment and align fleet size with demand and utilization objectives.

Operating expenses: Construction Equipment operating expenses were $54.1 million for both the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, operating expenses decreased by $0.5 million to $168.8 million compared to the same period in 2025. The year-to-date decrease primarily reflects savings from workforce optimization initiatives, including reductions in management and administrative headcount as well as lower marketing and promotional spending and vehicle lease costs of a reduced technician base. These savings were partially offset by higher healthcare claims and fuel costs.

Other expense, net: Construction Equipment other expense, net decreased by $2.2 million to $10.8 million for the three months ended September 30, 2026 and remained flat for the nine months ended September 30, 2026, as compared to the same periods in 2025. The quarterly decrease was primarily attributable to lower interest expense resulting from lower average inventory and rental fleet balances. For the nine-month period, the benefit from lower interest expense was largely offset by the absence of a $4.3 million gain on divestiture recognized in the prior-year period.

Master Distribution Results

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025		2026	2025	2026 versus 2025
Revenues:
New and used equipment sales	$10.2	$12.0	$(1.8)	(15.0)%	$44.0	$44.4	$(0.4)	(0.9)%
Parts sales	2.5	2.5	—	—	8.1	7.9	0.2	2.5%
Service revenues	—	0.2	(0.2)	(100.0)%	0.3	0.7	(0.4)	(57.1)%
Rental revenues	0.1	0.3	(0.2)	(66.7)%	0.3	0.3	—	—
Total revenues	12.8	15.0	(2.2)	(14.7)%	52.7	53.3	(0.6)	(1.1)%
Cost of revenues:
New and used equipment sales	5.7	10.0	(4.3)	(43.0)%	31.5	35.2	(3.7)	(10.5)%
Parts sales	1.4	1.0	0.4	40.0%	5.1	4.6	0.5	10.9%
Service revenues	0.2	0.3	(0.1)	(33.3)%	0.6	1.0	(0.4)	(40.0)%
Rental revenues	—	0.1	(0.1)	(100.0)%	—	0.1	(0.1)	(100.0)%
Rental depreciation	—	0.1	(0.1)	(100.0)%	0.2	0.2	—	—
Total cost of revenues	7.3	11.5	(4.2)	(36.5)%	37.4	41.1	(3.7)	(9.0)%
Gross profit	5.5	3.5	2.0	57.1%	15.3	12.2	3.1	25.4%
Selling, general and administrative expenses	2.8	3.0	(0.2)	(6.7)%	8.2	8.4	(0.2)	(2.4)%
Non-rental depreciation and amortization	0.9	0.9	—	—	2.7	2.7	—	—
Total operating expenses	3.7	3.9	(0.2)	(5.1)%	10.9	11.1	(0.2)	(1.8)%
Income (loss) from operations	1.8	(0.4)	2.2	(550.0)%	4.4	1.1	3.3	300.0%
Other expense:
Interest expense, floor plan payable – new equipment	(0.1)	(0.2)	0.1	(50.0)%	(0.7)	(0.7)	—	—
Interest expense – other	(1.4)	(1.3)	(0.1)	7.7%	(4.3)	(3.5)	(0.8)	22.9%
Other expense	—	(0.1)	0.1	(100.0)%	(0.2)	(0.7)	0.5	(71.4)%
Total other expense, net	(1.5)	(1.6)	0.1	(6.2)%	(5.2)	(4.9)	(0.3)	6.1%
Income (loss) before taxes	$0.3	$(2.0)	$2.3	(115.0)%	$(0.8)	$(3.8)	$3.0	(78.9)%
Segment adjusted EBITDA	$2.6	$0.3	$2.3	766.7%	$6.4	$2.9	$3.5	120.7%

	Percent of Revenues		Percent of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
New and used equipment sales	79.7%	80.0%	83.4%	83.3%
Parts sales	19.5%	16.7%	15.4%	14.8%
Service revenues	—	1.3%	0.6%	1.3%
Rental revenues	0.8%	2.0%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
New and used equipment sales	44.5%	66.6%	59.8%	66.0%
Parts sales	10.9%	6.7%	9.7%	8.6%
Service revenues	1.6%	2.0%	1.1%	1.9%
Rental revenues	—	0.7%	—	0.2%
Rental depreciation	—	0.7%	0.4%	0.4%
Total cost of revenues	57.0%	76.7%	71.0%	77.1%
Gross profit	43.0%	23.3%	29.0%	22.9%

Revenues: Master Distribution segment revenues for the three months ended September 30, 2026 were $12.8 million, a decrease of $2.2 million from the prior year. Equipment sales decreased $1.8 million year over year, primarily reflecting more cautious dealer inventory purchasing behavior, product availability, and timing of equipment deliveries. Parts sales remained consistent with the prior-year period as lower volumes in wear-part categories, which were impacted by tariff-related pricing and competitive pressures, were offset by sales of specialized and equipment-specific parts and components.

Master Distribution segment revenues for the nine months ended September 30, 2026 were $52.7 million, a decrease of $0.6 million from the prior year. Combined new and used equipment sales decreased $0.4 million year over year. While equipment sales during the first quarter were impacted by tariff-related challenges and delayed customer purchasing activity, performance improved during the second quarter as market demand strengthened and previously delayed machine deliveries were completed and invoiced, partially offset by lower equipment sales during the third quarter resulting from more cautious dealer inventory purchasing and product availability and delivery timing. Parts sales increased modestly by $0.2 million year over year as sales of specialized and equipment-specific parts and components offset lower volumes in wear-part categories, which were impacted by tariff-related pricing and competitive pressures. Service revenues decreased slightly while rental revenues remained consistent year over year, with both categories performing generally in line with expectations.

Gross profit (GP):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	2026 versus 2025	2026	2025	2026 versus 2025
	GP%	GP%	GP%	GP%	GP%	GP%
New and used equipment sales	44.1%	16.7%	27.4%	28.4%	20.7%	7.7%
Parts sales	44.0%	60.0%	(16.0)%	37.0%	41.8%	(4.8)%
Service revenues	NA	(50.0)%	NM	(100.0)%	(42.9)%	NM
Rental revenues	100.0%	33.3%	66.7%	33.3%	—	NM

Segment gross profit	43.0%	23.3%	19.7%	29.0%	22.9%	6.1%
NM - calculated change not meaningful

For the three months ended September 30, 2026, gross profit margin increased 19.7% from the prior year. Gross profit margins on new and used equipment sales were 44.1%, a 27.4% increase from the prior year, primarily reflecting the benefit of IEEPA tariff refunds recognized during the quarter, which compares favorably against the adverse impact of the tariffs incurred in the prior year. Parts gross profit margin was 44.0% for the three months ended September 30, 2026, a 16.0% decrease compared to the same period last year, primarily reflecting the impact of inventory reserve adjustments. Excluding these adjustments, underlying parts margins for the segment were generally consistent with expectations.

For the nine months ended September 30, 2026, gross profit was $15.3 million, an increase of $3.1 million compared to the prior year. Gross profit margin increased 610 basis points to 29.0%, primarily reflecting improved margins in new and used equipment sales. Gross profit margin on new and used equipment sales increased 770 basis points to 28.4%, primarily reflecting improved equipment margins during the second quarter and the benefit of IEEPA tariff refunds recognized during the third quarter associated with tariffs that had adversely impacted equipment margins in the prior year. Parts gross profit margin was 37.0% for the nine months ended September 30, 2026, down 480 basis points compared to the same period last year, but remained in line with expectations for the segment. The year-over-year decline in parts gross profit margin reflects, in part, differences in the tariff environment between the comparative periods. A more stable tariff environment is expected to reduce some of the volatility in parts gross profit margins experienced over the last several quarters.

Operating expenses: Master Distribution segment operating expenses totaled $3.7 million and $10.9 million for the three and nine months ended September 30, 2026, respectively, decreasing $0.2 million, in each case, compared to the same periods last year. The decreases were primarily attributable to the cost stabilization initiatives partially offset by higher healthcare claims.

Other expense, net: Master Distribution other expense, net was $1.5 million for the three months ended September 30, 2026, a decrease of $0.1 million compared to the same period last year, and $5.2 million for the nine months ended September 30, 2026, an increase of $0.3 million compared to the same period last year. The year-to-date increase was primarily attributable to higher interest expense driven by higher relative average inventory balances partially offset by lower benchmark interest rates.

Liquidity and Capital Resources

The nine months ended September 30, 2026 and 2025 Cash Flows

Cash Flow from Operating Activities. Cash flows provided by operating activities include net loss adjusted for non-cash items and the effects of changes in working capital. For the nine months ended September 30, 2026, operating activities resulted in net cash provided by operations of $58.8 million. Our reported net loss of $38.5 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, loss on divestitures, deferred income taxes, and stock-based compensation, provided net cash inflows of $49.4 million. Cash flow changes from working capital included $91.8 million of inventory purchased ($97.9 million of inventory was transferred into our rental fleet primarily for replenishment purposes), a $19.6 million in net inflow from accounts payable, accrued expenses, leases, and other operating liabilities offset by $13.4 million outflow from accounts receivable. Cash flows from operating activities were favorably impacted by $72.1 million due to proceeds from the sale of rent-to-sell equipment and $30.8 million in net inflows related to manufacturer floor plans partially offset by a $7.9 million net outflow related to prepaid expenses and other assets.

For the nine months ended September 30, 2025, operating activities resulted in net cash used in operations of $0.9 million. Our reported net loss of $68.6 million, when adjusted for non-cash income and expense items, primarily depreciation and amortization, the gain on sale of property and rental equipment, inventory and bad debt reserves, gain on divestitures, deferred income taxes, and stock-based compensation, provided net cash inflows of $51.3 million. Changes in working capital included $60.7 million of inventory purchased ($81.8 million of inventory was transferred into our rental fleet primarily for replenishment purposes) and an $18.3 million increase in accounts receivable. Cash flows from operating activities were favorably impacted by $64.3 million due to proceeds from the sale of rent-to-sell equipment and $4.9 million in net impact in accounts payable, accrued expenses, leases, and other operating liabilities offset by $28.3 million in net outflows related to manufacturer floor plans and a $14.1 million net change in prepaid expenses and other assets.

Cash Flow from Investing Activities. For the nine months ended September 30, 2026, our cash used in investing activities was $6.0 million. This was mainly due to $22.3 million in purchases of rental equipment and non-rental property and equipment and other investing activities partially offset by $12.1 million proceeds from the sale of rent-to-rent equipment, $1.9 million proceeds from the sale of non-rental property and equipment, and $2.3 million proceeds from the divestitures as discussed in Note 15.

For the nine months ended September 30, 2025, our cash used in investing activities was $19.3 million. This was mainly due to $47.6 million purchases of rental equipment and non-rental property and equipment, the acquisition of Les Chariots Elevateurs Du Quebec Inc., and other investing activities partially offset by $21.1 million proceeds from the divestiture of our aerial fleet rental business in Illinois and our Dock and Door business, $6.8 million proceeds from the sale of rent-to-rent equipment, and $0.4 million proceeds from the sale of non-rental property and equipment.

Cash Flow from Financing Activities. For the nine months ended September 30, 2026, cash used in financing activities was $49.5 million. This cash outflow was due to the $28.2 million of net payments on our line of credit, long-term borrowings, and finance lease obligations, net payments of $17.7 million related to non-manufacturer floor plans, payments of $2.2 million for preferred stock dividends, and $1.4 million related to other financing activities.

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

Sources of Liquidity

Our principal sources of liquidity have been from cash provided by our service, parts, and rental-related operations and the sales of new, used, and rental fleet equipment, proceeds from the issuance of debt, and borrowings available under our line of credit and floor plans. The Company also reported $21.8 million in cash as of September 30, 2026. For more information on our available borrowings under the revolving line of credit, senior secured second lien notes, and floor plans, please refer to Note 8, Floor Plans and Note 9, Long-Term Debt. We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as we do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs.

Cash Requirements Related to Operations

Our principal uses of cash have been to fund operating activities and working capital, including but not limited to new and used equipment inventories, purchases of rental fleet equipment and personal property, payments due under line of credit and floor plans, acquisitions, debt service requirements, stock repurchases, and preferred stock and common stock dividends. In the future, we may pursue additional strategic acquisitions and seek to open new start-up locations, and we may borrow under existing or new debt arrangements in connection with those transactions. We anticipate that the uses described above encompass the principal demands on our cash and availability under our line of credit and floor plans in the future.

The amount of our future capital expenditures will depend on a number of factors including general economic conditions, the state of our industry and the markets we serve, and our growth prospects. Our gross rental fleet capital expenditures for the nine months ended September 30, 2026 was $111.2 million, including $97.9 million of transfers from new and used inventory to rent-to-sell rental fleet. This gross rental fleet capital expenditure was offset by sales proceeds of rental equipment of $84.2 million for the nine months ended September 30, 2026 as our business model is to sell lightly used inventory to customers from our rental fleet to increase field population in our geographies. In response to changing economic conditions, we have the flexibility to modify our capital expenditures, especially as it relates to rental fleet.

To service our debt, we will require a significant amount of cash. Our ability to pay interest and principal on our indebtedness, will depend upon our future operating performance and the availability of borrowings under the line of credit and/or other debt and equity financing alternatives available to us, which will be affected by prevailing economic conditions and conditions in the global credit and capital markets, as well as financial, business, and other factors, some of which are beyond our control. Based on our current level of operations and given the current state of the capital markets, we believe our cash flows from operations, available cash, and available borrowings under the line of credit will be adequate to meet our future liquidity needs for the foreseeable future. As of September 30, 2026, we had $413.5 million of available borrowings under the ABL Facility and Floor Plan Facilities.

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

Interest rate risk: Our earnings may be affected by changes in interest rates on the ABL Facility and Floor Plan Facilities. The interest rates applicable to any loans under the ABL Facility are based, at our option, on (i) a floating rate based on the SOFR (for loans denominated in U.S. dollars) or Canadian Dollar Offered Rate (for loans denominated in Canadian dollars) plus an initial margin of 1.75% or (ii) CBFR (for loans denominated in U.S. dollars) or the Canadian Prime Rate (for loans denominated in Canadian dollars) less an initial margin of 0.75%, in each case, where margin is adjusted under the ABL Facility based on the quarterly average excess availability under the ABL Facility. The interest rates applicable to any loans under various Floor Plan Facilities (“Floor Plan Rates”) are based on a wide range of benchmark rates (including SOFR, Prime, Bloomberg Short-Term Bank Yield Index, and the Canadian Bankers' Acceptance Rate) plus an applicable margin. As of September 30, 2026 the lowest Floor Plan Rate was SOFR plus an initial margin of 2.75%, and the highest was SOFR plus a margin of 5.1145% per annum, excluding OEM subsidies on the Floor Plan Facilities.

At September 30, 2026 and December 31, 2025, we had $192.9 million and $213.6 million, respectively, outstanding borrowings under the ABL Facility. At September 30, 2026 and December 31, 2025, we had $326.0 million and $313.6 million, respectively, outstanding borrowings under the Floor Plan Facilities. As of September 30, 2026, based upon the amount of our variable rate debt outstanding, each one percentage point increase in the interest rates applicable to our variable rate debt would reduce our annual pre-tax earnings by $3.5 million. The amount of variable rate indebtedness outstanding may fluctuate significantly. See Note 8, Floor Plans, and Note 9, Long-Term Debt, in our condensed consolidated financial statements for additional information concerning the terms of our variable rate debt.

We have a fixed rate on the Notes of $500.0 million which are due in 2029. We do not have any exposure to changing interest rates as of September 30, 2026 on the fixed rate Notes. For additional information concerning the terms of our fixed rate debt, see Note 9, Long-Term Debt.

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

Foreign currency exchange rate risk: Due to our international operations, a portion of our revenues, cost of revenues, and operating expenses are subject to foreign currency exchange rate risk. Changes in the exchange rate of the U.S. dollar versus the Canadian dollar and European currencies affect the translated value and relative level of revenues and net income (loss) that we report from one period to the next. Based upon balances and exchange rates as of September 30, 2026, holding other variables constant, we believe that a hypothetical 10% increase or decrease in all applicable foreign exchange rates would not have a material impact on our results of operations or cash flows.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

No shares were repurchased during the three months ended September 30, 2026. As of September 30, 2026, the Company had $16.7 million of remaining authorization under its share repurchase program.

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

ALTA EQUIPMENT GROUP INC.

Date: November 9, 2026	By:	/s/ Anthony J. Colucci
Anthony J. Colucci
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)